Form 10-Q
period 1999-09-30
BAMBOO COM INC
filed 1999-11-15
CIK 1088022

       As filed with the Securities and Exchange Commission on November 15, 1999

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                _____________

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarter ended September 30, 1999
                       Commission File No. 000-26363

                               bamboo.com, Inc.
            (Exact name of Registrant as specified in its charter)

                                _____________




               Delaware                               52-2129710
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)               Identification Number)

                             124 University Avenue
                              Palo Alto, CA 94301
              (Address of principal executive offices, zip code)

Registrant's telephone number, including area code:  (650) 325-6787

                                _____________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ], and (2) has been subject to such filing requirements for the past 90 days, Yes [ ] No [X].

21,408,589 shares of $0.001 par value common stock outstanding as of September 30, 1999.

================================================================================

                                    Page 1
                           Exhibit Index on Page 22

                               BAMBOO.COM, INC.
                                   FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                                     INDEX


PART I - FINANCIAL INFORMATION

  Item 1. Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets at
          September 30, 1999 and September 30, 1998........................ 3

          Condensed Consolidated Statements of Operations
          for the three and nine month periods ended September 30, 1999 and September 30, 1998........................................... 4

          Condensed Consolidated Statements of Cash Flows
          for the nine month periods ended September 30, 1999
          and September 30, 1998........................................... 5

          Notes to Condensed Consolidated Financial Statements............. 7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations........................................ 8

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.......19

PART II - OTHER INFORMATION

  Item 1. Legal Proceedings................................................19

  Item 2. Changes in Securities and Use of Proceeds........................19

  Item 3. Defaults Upon Senior Securities..................................19

  Item 4. Submission of Matters to a Vote of Security Holders..............20

  Item 5. Other Information................................................20

  Item 6. Exhibits and Reports on Form 8-K.................................20

Signatures.................................................................21

Exhibit Index..............................................................22

PART I - FINANCIAL INFORMATION

ITEM 1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               BAMBOO.COM, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                (In thousands)
                                  (Unaudited)


                                               September 30,  December 31,
                                                   1999          1998
                                                   ------------------
     ASSETS

     Cash                                        $ 27,461       $  430
     Accounts receivable, net                         126           19
     Property and equipment, net                    2,402          212
     Other assets                                   1,141          119
                                                 --------       ------

     TOTAL ASSETS                                $ 31,130       $  780
                                                 ========       ======

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Accounts payable and other liabilities      $  1,372       $  141
     Accrued liabilities                            2,268          122
     Deferred revenue                               1,857            -
     Obligations under capital lease                  602            -
                                                 --------       ------
     Total liabilities                              6,099          263

     Shareholders' equity                        $ 25,031       $  517
                                                 --------       ------

     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                       $ 31,130       $  780
                                                 ========       ======

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BAMBOO.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                    (In thousands except per share amounts)
                                  (Unaudited)

                                                    Three Months Ended           Nine Months Ended
                                                    September 30, 1999           September 30, 1999
                                                    1999         1998            1999           1998
                                                ------------  -----------     -----------    ----------
     Revenue                                    $     1,262   $       21      $    1,798     $       60
     Cost of Revenue                                  1,006           16           1,456             54
                                                -----------   ----------      ----------     ----------
     Gross profit                                       256            5             342              6

     Operating expenses:
        Sales and marketing                           6,257           18          11,048            108
        General and administrative                    2,372           11           4,642             60
        Research and development                        389           38             685             64
        Stock Compensation expense                    6,248            -          14,810            906
                                                -----------   ----------      ----------     ----------
     Total operating expenses                        15,266           66          31,185          1,138
                                                -----------   ----------      ----------     ----------
     Operating loss                                 (15,010)         (61)        (30,947)        (1,132)
     Interest Expense                                (6,442)           -         ( 6,629)             -
     Other income                                       151            -             278              -
                                                -----------   ----------      ----------     ----------

     Net loss                                       (21,301)         (61)        (37,194)        (1,132)

     Beneficial conversion feature of
        Series B convertible preferred stock              -            -          (1,000)             -
                                                -----------   ----------      ----------     ----------

     Net loss attributable to
        Common stockholders                     $   (21,301)  $      (61)     $  (38,194)    $   (1,132)
                                                ===========   ==========      ==========     ==========

     Basic and diluted net loss
       Per share                                      (1.55)       (0.01)          (3.88)         (0.20)

     Shares used in the net loss
       Per share calculation                         13,768        6,919           9,840          5,553

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                               BAMBOO.COM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)
                                  (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                        -------------
                                                                                       1999       1998
                                                                                       ----       ----
Operating activities:
 Net loss                                                                            (37,194)    (1,132)

 Items not affecting cash:
  Depreciation and amortization                                                          444          5

  Bad debt expense                                                                         2          1

  Accretion of dividend on Series C mandatorily redeemable preferred stock             6,629          -

  Issuance of common stock in exchange for services                                        -        370

  Issuance of Series B convertible preferred stock in

    settlement of interest payable                                                         9          -

  Issuance of options for common stock for services                                    2,916        536

  Stock based compensation                                                            11,894          -

  Changes in assets and liabilities
    Accounts receivable, net                                                            (137)        (3)

    Prepaid expenses and other current assets                                           (915)        (2)

    Other assets                                                                        (143)         -

    Accounts payable                                                                   1,199          3

    Accrued liabilities                                                                2,254          -

    Deferred revenue                                                                   1,857          -
                                                                                     -------    -------
       Net cash used in operating activities                                         (11,185)      (222)
                                                                                     -------    -------

Investing activities:
  Purchase of capital assets
                                                                                      (2,172)       (29)
                                                                                     -------    -------
       Net cash used in investing activities                                          (2,172)       (29)
                                                                                     -------    -------

Financing activities:
  Notes payable to stockholders                                                           (8)       (27)

  Proceeds from capital lease obligation                                                 205          -

  Repayment of capital lease principal                                                   (66)         -

  Repayment of Series C                                                              (11,000)         -

  Proceeds from issuance of convertible notes payable                                  1,800          -

  Proceeds from issuance of common stock, net of issuance

   costs                                                                              33,333        387

  Proceeds from exercise  of common stock options                                        142          5

  Proceeds from issuance of Series B convertible preferred

   stock, net of issuance costs                                                       11,597          -

  Proceeds from issuance of Series C convertible preferred

   stock, net of issuance costs                                                        4,371          -

  Proceeds from issuance of warrants                                                       -         23

                                                                                     -------    -------
       Net cash provided by financing activities                                      40,374        388
                                                                                     -------    -------

Effect of exchange rate changes on cash                                                   14         (3)

Increase (decrease) in cash during the period                                         27,031        134

Cash and cash equivalents at beginning of period                                         430          4
                                                                                     -------    -------
Cash and cash equivalents at end of period                                            27,461        138
                                                                                     -------    -------

                The accompanying notes are an integral part of
              these condensed consolidated financial statements.

                                BAMBOO.COM, INC.
              NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                  (Unaudited)



1.   Organization and Business
     -------------------------

     Bamboo.com ("the Company") was incorporated on March 26, 1998 as Jutvision Corporation under the laws of the State of Delaware. The Company has a wholly owned subsidiary bamboo.com Canada Inc ("bamboo Canada"). The Company and its subsidiary generate revenue from the sale of virtual tours of real estate properties on the Internet. Tours are produced by videotaping the inside and outside of the home or other property, processing the videotape into a complete virtual tour and distributing the virtual tour to sites on the Internet. The Company's markets are the United States and Canada.

2.   Basis of Presentation
     ---------------------

     The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to interim financial information. Certain information and footnote disclosures included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in these interim statements pursuant to such SEC rules and regulations. Management recommends that these interim financial statements be read in conjunction with the audited financial statements of the Company for the year ended December 31, 1998 and the notes thereto contained in the Company's Registration Statement on Form S-1, Registration, in the form declared effective by the Securities and Exchange Commission on August 25, 1999. Interim results are not necessarily indicative of the results to be expected for the full year. The December 31, 1998 balance sheet was derived from audited financial statements, but does not include all disclosures required by Generally Accepted Accounting Standards.

     In management's opinion, the condensed consolidated financial statements include all adjustments necessary to present fairly the financial position and results of operations for each interim period shown. Interim results are not necessarily indicative of results to be expected for a full fiscal year.

3.   Recent Accounting Pronouncements
     --------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, or SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. SFAS 133 will be effective for fiscal years beginning after June 15, 2000. The Company does not currently hold derivative instruments or engage in hedging activities.

4.   Net Loss Per Share
     ------------------

     Basic net loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of vested common shares outstanding for the period. Diluted net loss per common share is computed giving effect to all dilutive potential common shares, including options, warrants and preferred stock. Options, warrants and preferred stock were not included in the computation of diluted net loss per common share because the effect would be antidilutive. A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per common share follows (in thousands, except per share data):

                                                                Three Months Ended              Nine Months Ended
                                                                   September 30,                  September 30,
                                                                ------------------              -----------------
                                                                 1999         1998              1999         1998
                                                                 --------     --------          --------     --------
                                                                    (unaudited)                    (unaudited)
Historical net loss per common share, basic and diluted:
 Net loss                                                       $(21,301)    $(61)             $(37,194)    $(1,132)
 Beneficial Conversion feature of
   Series B convertible                                                                         (1,000)
                                                                 --------     --------          --------     --------
 Numerator for net loss, basic and diluted                       (21,301)     (61)              (38,194)     (1,132)
                                                                 --------     --------          --------     --------

 Denominator for basic and diluted loss per common share:
   Weighted average common shares
     outstanding                                                13,768        7,004             9,940        5,553

 Common Stock not yet vested                                        --          (85)             (100)          --
                                                                -------       --------          --------     --------
 Shares used in Net loss per share calculation                  13,768        6,919             9,840       5,553
                                                                --------      --------          --------     --------
 Net loss per common share basic and diluted                    (1.55)        (0.01)            (3.88)       (0.20)
                                                                ========      ========          ========     ========
  Antidilutive securities
   Options to purchase common stock                               213         5,928             5,035           53
   Common stock not yet vested                                     --            85               100           --
   Warrants                                                        --           254               228           --
                                                                --------     --------          --------      --------
                                                                  213         6,267             5,363           53
                                                                --------     --------          --------      --------

5.   Initial Public Offering
     -----------------------

     On August 25, 1999 the Company completed the initial public offering of 4,000,000 shares of its common stock at a price of $7 per share. Proceeds of the offering, net of underwriting discount and other direct costs of the offering, were approximately $24.3 million.

     On September 7, 1999 under the terms of the underwriting agreement covering the Initial Public offering the underwriters exercised their over allotment option for 376,000 shares of the common stock of the Company. Proceeds received, net of underwriting discount, from exercise of the over allotment option were approximately $2.4 million.

     Upon completion of the company's public offering and in accordance with the respective preferred stock purchase agreements 231,250 and 2,324,774 shares of the Company's Series A and Series B convertible preferred stock converted into 647,500 and 6,509,367 shares of common stock of the Company respectively.

     In accordance with the terms of the original option grants upon completion of the Initial Public offering options to purchase 1,780,184 shares of the Company's common stock became fully vested. As a result additional compensation expense of $1.8 million has been recorded in the quarter ended September 30, 1999.

     On August 31, 1999 the Company used $11.0 million of the proceeds of the Initial Public offering to redeem 110 shares of the Company's Series C mandatorily redeemable ("Series C") preferred stock. As a result of this redemption the Company recorded a charge to interest expense of approximately $6.6 million representing the difference between the carrying value of the Series C preferred stock and its redemption value.

6.   Subsequent Events
     -----------------

     The Company and Interactive Pictures Corporation ("IPIX") have entered into an Agreement and Plan of Merger dated as of October 25, 1999 (the "Merger Agreement"). Pursuant to the merger agreement, IPIX will become a wholly-owned subsidiary of a newly-formed bamboo.com, Inc. subsidiary. In exchange for IPIX common stock, the Company will issue 1.369 shares of its common stock for every share of IPIX common stock outstanding immediately prior to the Effective Time (as defined in the merger agreement) of the merger.

     All outstanding options to purchase IPIX common stock will be assumed by the Company and will become options to purchase shares of the Company's common stock. The transaction is intended to be accounted for as a pooling of interest and qualify as a tax-free reorganization. The merger has been approved by the board of directors of the Company and IPIX, but is still subject to approval by the shareholders of IPIX and other conditions to closing.

     The merger agreement obligates the Company or IPIX to pay to the other party a termination fee of $16 million if the merger is not consummated as a result of certain specified events.

     In connection with the merger agreement, the Company and IPIX entered into two stock option agreements. IPIX granted the Company an option to purchase 19.9% of IPIX's common shares at a price of $2.25 per shares, and the Company granted IPIX an option to purchase 19.9% of the Company's common shares at a price of $16.25 per share. The stock options become exercisable in the event that the issuer of the option becomes the subject of a publicly announced third party takeover proposal. Neither the Company or IPIX may realize more than a total of $20 million from the payment of both the $16 million termination fee and the exercise of the stock option and subsequent sale of the option shares. Both options terminate either upon consummation of the merger, 30 days after termination of the merger agreement (other than as a result of a proposal by a third party to acquire 30% or more of the equity or assets, or to undertake a merger involving 30% of the net assets, net revenue or net income of the issuer) or 180 days after the termination of the merger agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this prospectus. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Risks and uncertainties to which these statements are subject include those set forth herein below under "Other Factors Affecting Operating Results, Liquidity and Capital Resources" as well as those note in our amended registration statement on Form S-1 (File No. 333-80639). We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Overview
--------

     We are a provider of 360-degree virtual tours of real estate properties on the Internet. We provide a comprehensive service to real estate agents and other entities that includes videotaping the inside and outside of homes or other property, processing the videotape into a complete virtual tour, and distributing the virtual tour to sites on the Internet. Our virtual tours allow users to look around a room or specific area of a home or other property as if they were actually present. Our virtual tours provide enhanced visual content, and certain of our virtual tours are integrated with multiple listing service information by real estate Web sites, thereby adding significant value to home buyers, home sellers and real estate agents. Users are able to quickly view our virtual tours over a basic dial up connection to the Internet using a standard Java-enabled Web browser and without special plug-in software to download or install. If a user's Web browser is unable to view Java applets, our bamboo.com ViewAlways system will automatically display still images in HTML. We also distribute our virtual tours via email in one convenient self-contained file.

     In November 1995, we incorporated in Ontario, Canada as Visual Dynamics Software Corporation. From inception through December 1996, we focused on the development of our proprietary hardware and software technology. We changed our name to Visdyn Software Corporation in December 1996. During 1997, we continued our product development efforts and began deriving initial revenues from the sale of virtual tours, primarily of city locations in Toronto, Canada.
During 1998, we began providing a comprehensive virtual tour service for the residential real estate market in Canada. In September 1998, we changed our name to Jutvision Corporation, moved our headquarters from Toronto to Palo Alto, California and began implementing a service provider network of videographers throughout the United States. On January 1, 1999, Jutvision Corporation reorganized its business as a Delaware corporation and began deriving revenues from the sale of virtual tours to the real estate industry in the United States. We changed our name from Jutvision Corporation to bamboo.com, Inc. in April 1999.

     All of our revenues are derived from the sale of our virtual tours. Revenues are recognized at the time a virtual tour is delivered. We calculate a provision for returns based on historical experience and make appropriate reserves at the time revenues are recognized. To date, returns have been immaterial. In the existing home resale market, we sell our comprehensive virtual tour service to real estate agents. Our service includes videotaping the property, processing the videotape into a virtual tour, distributing the virtual tour to Web sites on the Internet and delivering it by e-mail to the real estate agent. Our virtual tours can then be viewed for free by consumers, including homebuyers and home sellers.

     Our cost of revenues consists primarily of the costs of videographers used to capture virtual tour images, video tape shipping charges, virtual tour processing and Internet hosting activities.

     Our research and development expenses consist primarily of compensation and related costs for research and development personnel. Costs incurred in the research and development of new releases and enhancements of our virtual tour product are expensed as incurred. We expect that research and development costs will continue to increase in the future as we further develop and enhance our virtual tour products including those intended for sales channels other than real estate.

     Our sales and marketing expenses consist primarily of compensation and related costs for sales and marketing personnel, marketing programs, public relations, promotional materials, travel and related expenses for attending trade shows. We also include costs relating to third party sponsorship fees. We expect our sales and marketing expenses to increase substantially as we continue to promote awareness of bamboo.com. We plan to continue advertising through print and Internet-based media outlets, engaging in direct marketing campaigns, providing complimentary virtual tours to targeted potential customers from time to time and hiring additional sales and marketing personnel. We expect that sales and marketing expenses will also increase as we expand our domestic sales efforts and develop our international sales channels. Sales and marketing expenses may also increase as we continue to develop relationships with additional third party sales channels.

     General and administrative expenses consist primarily of compensation and related expenses for administrative, information technology personnel, finance and accounting personnel, professional services and related fees, occupancy costs and other expenses. General and administrative expenses may increase in the future as we expand in existing facilities or relocate to new facilities that better address any growth that we may experience. We also expect general and administrative expenses to increase as we hire additional personnel and incur costs related to the anticipated growth in our business and cost of operating as a public company.

     As of September 30, 1999, we had an accumulated deficit of $40.2 million. We have yet to achieve significant revenues and our ability to generate significant revenues is uncertain. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. We have incurred substantial costs to create, introduce and enhance our virtual tour service infrastructure, to build brand awareness and to establish our strategic relationships. We expect operating losses and negative cash flows to continue for the foreseeable future, as we intend to significantly increase our operating expenses to grow our business. We may also incur additional costs and expenses related to entrance into new markets, future marketing, branding, and acquisition of new businesses or technology to respond to our rapidly changing industry. These costs could adversely affect our future financial condition or operating results.

     From time to time in the past, we have granted stock options to employees and consultants, and expect to do so in the future. As of September 30, 1999, we recorded aggregate unearned employee stock-based compensation of $15.8 million in connection with the grant of options to employees and directors. This amount is being amortized over the vesting period, generally two, three or four years, of the underlying options. Amortization of the amount during the nine months ended September 30, 1999 amounted to $11.3 million. The remaining charge as of September 30, 1999 will be amortized as follows: $1.4 million for the remainder of 1999; $1.6 million in 2000; $1.2 million in 2001; $280,000 in 2002 and
$20,000 in 2003. Additionally, during the nine months ended September 30, 1999, we recorded unearned stock-based compensation for restricted common stock granted to a service provider of approximately $1,269,000. Amortization of the fair value of this restricted common stock resulted in stock-based compensation of approximately $605,000 during the nine months ended September 30, 1999. Quarterly amortization associated with the restricted common stock is subject to significant increase or decrease in future quarters based upon future changes in the fair value of our common stock.

Results of Operations
---------------------

Comparison of Statement of Operations for the Three Month Period Ended September 30, 1999 to the Three Month Period Ended September 30, 1998

Net Revenues

     Net revenues increased $1,241,000 to $1,262,000 for the three month period ended September 30, 1999 from $21,000 for the three month period ended September 30, 1998. This increase is primarily attributable to significantly higher volumes of virtual tour deliveries.

Cost of Revenues

     Cost of revenues increased $990,000 to $1,006,000 for the three month period ended September 30, 1999 from $16,000 for the three month period ended September 30,1998. This increase is directly attributable to higher volumes of virtual tour deliveries and our continued investment in scaling operations to support anticipated future volume growth.

Research and Development

     Research and Development increased $351,000 to $389,000 for the three month period ended September 30, 1999 from $38,000 for the three month period ended September 30,1998. The net increase results primarily from an increase in personnel expenses.

Sales and Marketing

     Sales and Marketing increased $6.2 million to $6.3 million for the three month period ended September 30, 1999 from $18,000 for the three month period ended September 30,1998. This increase is primarily attributable to the hiring of additional sales and marketing personnel, the costs relating to our third party partner programs and various media buys for advertising and promotional events.

General and administrative

     General and administrative expenses increased to $2.4 million for the three month period ended September 30, 1999 from $11,000 for the three month period ended September 30, 1998. This increase was primarily attributable to hiring of administrative management, information technology staff, finance and accounting personnel and expansion of leased facilities.

Amortization of Deferred Stock Compensation

     Amortization of deferred stock compensation increased to $6.2 million for the three month period ended September 30, 1999. There was no deferred stock compensation expense for the three month period ended September 30, 1998. This amount represents the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees and consultants.

Net loss

     Net loss increased $21.2 million to $21.3 million for the three month period ended September 30, 1999 from $61,000 for the three month period ended September 30, 1998. The increase is primarily attributable to the investment in developing the infrastructure necessary to execute our business plan.

Comparison of the Nine Month Period Ended September 30, 1999 to the Nine Month Period Ended September 30, 1998

Net Revenues

     Net revenues increased $1.7 million to $1.8 million for the nine month period ended September 30, 1999 from $60,000 for the nine month period ended September 30, 1998. This increase is attributable to moving our corporate headquarters to the U.S., putting in place a direct sales forces and the focused execution of our business plan across the U.S. and Canada.

Cost of Revenues

     Cost of revenues increased $1.4 million to $1.5 million for the nine month period ended September 30, 1999 from $54,000 for the nine month period ended September 30, 1998. The increase in cost of revenues for the nine month period ended September 30, 1999 is attributable to our increased tour volume during the same period.

Research and Development

     Research and Development increased $621,000 to $685,000 for the nine month period ended September 30, 1999 from $64,000 for the nine month period ended September 30, 1998. The net increase is primarily attributable to an increase in personnel costs associated with expanding our research and development efforts.

Sales and Marketing

     Sales and marketing increased $10.9 million to $11.0 million for the nine month period ended September 30, 1999 from $108,000 for the nine month period ended September 30, 1998. This increase is primarily attributable to the hiring of additional sales and marketing personnel, the costs relating to our third party partner programs and advertising and branding through various media outlets.

General and Administrative

     General and administrative expenses increased $4.5 million to $4.6 million for the nine month period ended September 30, 1999 from $60,000 for the nine month period ended September 30, 1998. This increase was primarily attributable to increases in professional services and related fees, increased personnel and related costs, and expansion of leased facilities.

Amortization of Deferred Stock Compensation

     Amortization of deferred stock compensation increased $13.9 million to $14.8 million for the nine month period ended September 30, 1999, from $1.0 million for the nine month period ended September 30, 1998. This amount represents the allocated portion of the difference between the deemed fair value of our common stock and the exercise price of stock options granted by us to employees and the fair value of options and restricted stock granted to consultants.

Other Income (Expense), Net

     Net other income increased to $278,000 for the nine month period ended September 30, 1999. There was no net other income for the nine month period ended September 30, 1998. The increase is primarily attributable to the increase in interest income due to the increased balances in our investment portfolio.

Liquidity and Capital Resources
-------------------------------

     As of September 30, 1999, our principal sources of liquidity include approximately $27.5 million of cash and cash equivalents. In August 1999, we sold shares of common stock in our initial public offering, generating net proceeds of approximately $26.7 million after offering expenses.

     We currently anticipate that our current cash, cash equivalents and investments, which include the net proceeds from our initial public offering, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next 12 months. Thereafter, cash generated from operations, if any, may not be sufficient to satisfy our liquidity requirements. We may therefore need to sell additional equity or raise funds by other means. Any additional financings, if needed, might not be available on reasonable terms or at all. Failure to raise capital when needed could seriously harm our business and operating results. If additional funds are raised through the issuance of equity securities, the percentage of ownership of our stockholders would be reduced. Furthermore, these equity securities might have rights, preferences or privileges senior to our common stock.

Year 2000 Issue
---------------

     The Year 2000 issue is the potential for system and processing failures of date-related data and is the result of the computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices or engage in similar normal business activities.

     Although we do not have formal contingency plans to address Year 2000 issues, we continue to assess our internal readiness for Year 2000. We use multiple software systems for internal business purposes, including accounting, email, human resources, sales tracking and customer service. All of these applications have been purchased within the preceding 12 months, and we have made inquiries concerning Year 2000 compliance with the vendors of these systems. Each of these vendors has assured us that its applications are Year 2000 compliant, but we have not done any operational testing to confirm compliance. We depend on third party providers for Web hosting and payroll services. While we have received verbal assurance that the applications of these third parties are Year 2000 compliant, we generally do not have any specific contractual rights with third party providers should their equipment or software fail due to Year 2000 issues. If this third party equipment or software does not operate properly with regard to Year 2000, we may incur unexpected expenses to remedy any problems.

     We are unable to predict to what extent our business may be affected if our systems or the systems that operate in conjunction with them experience a material Year 2000 failure. Known or unknown errors or defects that affect the operation of our software and systems could result in delay or loss of revenue, interruption of services, cancellation of distribution contracts, diversion of development resources, damage to our reputation, increased service or warranty costs, and litigation costs, any of which could harm our business.

Recent Accounting Pronouncements
--------------------------------

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement of Financial Accounting Standards No. 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. Statement of Financial Accounting Standards No. 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a component of comprehensive income, depending on the type of hedging relationship that exists. Statement of Financial Accounting Standards No. 133 will be effective for fiscal years beginning after June 15, 2000. We do not currently hold derivative instruments or engage in hedging activities.

Other Factors Affecting Operating Results, Liquidity and Capital Resources
--------------------------------------------------------------------------

Our Limited Operating History May Prevent Us From Achieving Success in Our Business

     Because we were incorporated in 1995 and did not focus our virtual tour business on the real estate industry until January 1998, we have only a limited operating history upon which you can evaluate us and our potential. The revenues and income potential of our business and market are unproven. We will encounter challenges and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. We may not successfully address any of these challenges and the failure to do so would seriously harm our business and operating results. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business.

We Have Incurred Losses and We Expect Future Losses

     Our failure to significantly increase our revenues would seriously harm our business and operating results. We have experienced operating losses in each quarterly and annual period since inception and we expect to incur significant losses in the future. As of September 30, 1999, we had an accumulated deficit of $40.2 million. We expect to significantly increase our research and development, sales and marketing and general and administrative expenses. As a result, we will need to significantly increase our quarterly revenues to achieve and maintain profitability. We may not be able to sustain our recent revenue growth rates. In fact, we may not have any revenue growth, and our revenues could decline.

Fluctuations in our quarterly revenues and operating results may lead to reduced prices for our stock

     We believe that period-to-period comparisons of our operating results should not be relied upon as indications of future performance. In future periods our operating results may fall below the expectations of investors, which could significantly harm or depress the trading price of our common stock. Among the factors that may influence our operating results are:

     -  the number of virtual tours we sell, process and deliver;

     - the termination of any significant distribution relationship or loss of a service provider;

     - the introduction of new or enhanced imaging products and services by us or our competitors;

     - the rate at which we can recruit, train and integrate employees into our processing center, call center and field operations;

     - the amount and timing of capital expenditures and other costs relating to the expansion of our processing center, call center and field operations;

     - changes in our pricing policy relating to virtual tour service or those of our competitors;

     - economic or other conditions that affect the real estate industry; and

     - economic conditions specific to the Internet.

     We plan to increase our operating expenses to expand our sales and marketing programs and to hire more employees in the areas of administration and research and development. We determine our operating expenses partly based on anticipated revenue trends. In future periods, we may generate lower than anticipated revenue due to the termination of a significant distribution relationship or an adverse change in our pricing policy caused by competition. The generation of lower than anticipated revenue could result in substantial operating losses.

The loss of one or more distributors of our virtual tours or the termination of their relationship with an Internet portal could seriously harm our business

     The ability to distribute our virtual tours widely over the Internet is vital to our business. Our virtual tours can currently be viewed through real estate destination Web sites such as REALTOR.com, HomeSeekers.com, Homes.com and LoopNet. These Web sites provide real estate content to Internet portals. As a result, our virtual tours may also be currently viewed on America Online, @Home Network, Excite, GO Network/Infoseek, Netscape Netcenter and Yahoo! We do not have agreements with any Internet portal providing for the distribution of our virtual tours. If our relationship with a real estate destination site is terminated, or their relationship with any major Internet portal is terminated, we would lose access to significant distribution channels and our revenues could decline.

If online real estate listings or our virtual tours do not achieve widespread market acceptance, our business will not grow

     Our success will depend in large part on widespread market acceptance of virtual tours to display properties online. If the online market for virtual tours develops more slowly than expected, or if our services do not achieve widespread market acceptance, our business will grow more slowly than expected. Our future growth, if any, will depend on the following critical factors:

     - the growth of the Internet as a tool used in the process of buying and selling residential real estate;

     - our ability to successfully and cost-effectively market our virtual tours to a sufficiently large number of real estate agents or other real estate professionals; and our ability to consistently deliver high quality virtual tours and fast and convenient service at competitive prices.

     Our revenues will not grow as much as we anticipate if the market for our services does not continue to develop, our services do not continue to be adopted or consumers fail to significantly increase their use of the Internet as a tool in the process of buying and selling homes.

If we cannot successfully grow our operations our business could suffer

     Because each virtual tour requires several steps to create, a sharp rise in demand for our products and services could exceed our capacity to carry out the functions necessary to create virtual tours. In particular, we will need to rapidly expand the capacity of our processing center and our customer service center to meet significant increases in demand. In addition, we would need to rapidly engage many new videographers in one or more regions in order for us to continue to offer our turnkey virtual tour service in a timely manner. As the volume of orders for our virtual tours increases, we may not be able to hire and train qualified personnel in a timely manner, and the shortage of such personnel could cause a backlog in the processing of orders, which could lead to dilution of our brand and long term harm to our reputation.

We operate in a highly competitive market with low barriers to entry which could limit our market share and harm our financial performance

     While the market for online virtual tours is relatively new and rapidly evolving, it is already competitive and characterized by entrants that may develop online virtual tour services similar to ours. In addition, there are relatively low barriers to entry to our business. We do not have patents or other intellectual property that would preclude or inhibit competitors from entering the online virtual tours market. Moreover, due to the low cost of entering the online virtual tours market, competition may intensify and increase in the future. We compete with traditional methods used by real estate agents to market properties for sale, including classified ads, brochures and still photos. We may also compete against companies that have developed virtual tour technology but are not currently focused on the real estate industry. This competition may limit our ability to become profitable or result in the loss of market share.

     Most of our employees are not subject to non-competition agreements. In addition, our business model does not involve the use of a large amount of proprietary information. As a result, we are subject to the risk that our employees may leave us and may start competing businesses. The emergence of these enterprises will further increase the level of competition in our market and could harm our growth and financial performance.

Our business will suffer if we are unable to establish and maintain brand recognition for bamboo.com virtual tours

     Establishing and maintaining our brand is critical to attracting and expanding our customer base of real estate agents, solidifying our business relationships with traditional real estate companies and strategic partners and successfully implementing our business strategy. We may be unable to establish or maintain a brand that will be positively accepted by the market.

     Promotion and enhancement of our brand will also depend, in part, on our success in providing a high-quality customer experience to real estate agents, home sellers and home buyers. We may not be successful in achieving this goal. Low or inconsistent quality of products or services may significantly damage our reputation and offset the efforts we make in promoting and enhancing our brand and may harm our business. If home buyers, home sellers or real estate agents do not perceive our existing services to be of high quality or if we alter or modify our brand image, introduce new services or enter into new business ventures that are not favorably received, the value of our brand could be damaged, thereby decreasing the attractiveness of our service to potential customers.

     We may not develop new commercial relationships, and our existing relationships may not result in increased sales of our virtual tours. In addition to our relationships with real estate destination sites, we depend on establishing and maintaining commercial relationships with traditional real estate brokerage companies, multiple listing services, multiple listing services technology providers and consumers of virtual tour services in other markets. We expect to continue to encounter competition for these relationships and for other marketing and endorsement relationships with real estate brokerage companies and other entities. We cannot assure you that we will be able to establish new relationships or maintain existing relationships. In addition, we cannot assure you that our existing relationships with real estate companies, multiple listing service organizations and other entities will result in orders of virtual tours. These relationships could be terminated or fail to generate as many customers as we anticipate, which could cause our revenues to decline.

     A failure in the performance of our Web hosting facility systems could harm our business and reputation

     We depend upon a third party Internet service provider to host and maintain all of our production servers. As part of our service offering, our Web servers host our virtual tours for some of the sites where our tours can be viewed. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of our virtual tours or a decrease in responsiveness of our Web site service could result in reduced revenue, and could be harmful to our reputation and brand. Our Internet service provider does not guarantee that our Internet access will be uninterrupted, error free or secure. Any disruption in the Internet access provided by such provider could significantly harm our business. In the future, we may experience interruptions from time to time. Our insurance may not adequately compensate us for any losses that may occur due to any failures in our system or interruptions in our service. Our Web servers must be able to accommodate a high volume of traffic and we may in the future experience slower response times for a variety of reasons. If we were unable to add additional software and hardware to accommodate increased demand, this could cause unanticipated system disruptions and result in slower response times. Real estate agents, home sellers and home buyers may become dissatisfied by any system failure that interrupts our ability to provide our virtual tours to them or results in slower response time.

If we are not successful in enhancing our virtual tours, our results may suffer

     A component of our strategy is to develop, acquire and utilize new technology that will continually enhance our virtual tours by providing features such as high-resolution zooming functionality, larger image sizes, audio and additional compression techniques. We may not be successful in our efforts to enhance our virtual tours or develop new products and services which may harm our operating results.

     We may develop and implement strategies enabling us to participate in e-commerce opportunities by making value-added products and services available online. We may decide not to engage or we may not be successful in these e-commerce opportunities. Any new product or service we introduce that is not favorably received could damage our reputation and the perception of our brand name.

The location of our call center and processing center outside the United States could result in delays and increased operating expenses and taxes

     Our call center and processing center are currently located in Toronto, Canada. There are risks associated with our operations including the following:

     . videotapes could be delayed in customs and cause a backlog of processing;

     . our overnight courier service could have problems delivering our videotapes from the United States to Canada in a consistently timely fashion;

     . future government regulations in the United States or Canada could limit or increase expenses related to cross-border transactions; and

     . tariffs, or currency exchange rates may increase our operating costs.

     We are currently studying the extent to which our income may be subject to Canadian income taxes. Because Canadian income tax rates are generally higher than U.S. tax rates on corporate income, to the extent our future income is subject to such Canadian taxes, we may incur higher tax costs than a comparable company subject only to U.S. taxes.

Key personnel may not remain with bamboo.com in the future

     Our success will depend in part on the continued service of key employees, including John Assaraf, our Senior Vice President of Sales and Mark Searle, Chief Operating Officer. If we lost the services of one or more of our key employees who decided to join a competitor or start a company to compete directly with bamboo.com, this could result in decreased sales and a lower level of customer satisfaction. The employment of all of our key employees is at will.

We may be liable for infringing the intellectual property rights of others

     We have received and may receive in the future, notice of claims of infringement of other parties' proprietary rights. Infringement or other claims could be asserted or prosecuted against us in the future, and it is possible that past or future assertions or prosecutions could harm our business. Any such claims, with or without merit, could be time consuming, resulting in costly litigation and diversion of technical and management personnel, cause delays in the development and release of new products or services, or require us to develop non-infringing technology or enter into royalty or licensing arrangements. Such royalty or licensing arrangements, if required, may not be available on terms acceptable to us, or at all. For these reasons, infringement claims could harm our business.

We rely heavily on our intellectual property rights which offer only limited protection against potential infringers

     Our success will be dependent in part upon our proprietary technology. We cannot be sure that the measures that we undertake will be adequate to protect our proprietary technology, or that they would preclude competitors from independently developing products with functionality or features similar to our virtual tours. We cannot be sure that the precautions we take will prevent misappropriation or infringement of our technology. It is possible that litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets or to determine the validity and scope of the proprietary rights of others. Litigation could result in substantial costs and diversion of our resources.

Cyclical economic swings in the real estate market could decrease demand for our services and products

     Changes in the real estate market may affect demand for our services and products. The real estate industry traditionally has been subject to cyclical economic swings, which could harm our business. These cyclical economic swings may be caused by various factors, such as changes in interest rates, changes in economic conditions and seasonal changes in various geographic regions. These cyclical economic swings could hurt our business.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risk, including changes in foreign currency exchange rates and interest rates. Most of our revenue and capital spending is transacted in U.S. dollars. However, the expenses and capital spending of our Canadian subsidiary are transacted in Canadian dollars. Results of operations from our Canadian subsidiary are not material to the results of our operations; therefore, we believe that foreign currency exchange rates should not materially affect our overall financial position, results of operations or cash flows. Our exposure to market risks for changes in interest rates relates primarily to our cash and cash equivalent balances and our bank line of credit. We do not use derivative financial instruments in our investment portfolio, and our investment portfolio only includes highly liquid instruments with an original maturity of generally less than three months. We are subject to fluctuating interest rates that may impact, adversely or otherwise, our results of operations or cash flows for cash and cash equivalents. The table below presents principal amounts, related weighted average interest rates and expected cash flows from market risk sensitive instruments.

Balances as of September 30, 1999:         Amount        Average Interest Rate
                                           ------        ---------------------

Assets

       Cash and cash equivalents........   $27,461,000            5.7%

     All highly liquid investments with a maturity of three months or less at the date of purchase are considered to be cash equivalents. The Company does not invest in instruments with total maturities or remaining maturities at date of purchase in excess of 90 days. For the nine months ended September 30, 1999, the weighted average interest rate on our investment portfolio was approximately 4.9%.

                                           Amount        Average Interest Rate
                                           ------        ---------------------

Liabilities

  Bank line of credit (variable;
    at prime)...........................   $   --                 8.25%

     At September 30, 1999, we had not drawn on our $1 million variable rate bank line of credit.


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     Since June 30, 1999, we have issued and sold unregistered securities as follows:

     Between June 30, 1999 and September 30, 1999, an aggregate of 648,950 shares of common stock were issued to employees upon exercise of options. The aggregate consideration received for such shares was $156,217. All sales of stock pursuant to option exercises were made in reliance on Rule 701.

     On August 26, 1999, bamboo.com completed an initial public offering. The managing underwriters in the offering were Prudential Securities Incorporated; Dain Rauscher Wessels, a division of Dain Rauscher Incorporated; Volpe Brown & Whelan & Company, LLC; and E*OFFERING Corp. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Reg. No. 333-80639) that was declared effective by the Securities and Exchange Commission on August 25, 1999.

     Pursuant to the Registration Statement, bamboo.com sold 4,376,000 shares of common stock (which includes 376,000 shares sold pursuant to the underwriters' exercise of their over-allotment option) at a price of $7.00 per share, for an aggregate offering price of $30,632,000. bamboo.com incurred expenses of approximately $3,905,400, of which $2,144,200 represented underwriting discounts and commissions and approximately $1,761,200 represented other expenses related to the offering. Offering proceeds to bamboo.com, net of all expenses, were approximately $28.5 million. In connection with the underwriters' exercise of their over-allotment option, selling stockholders sold 224,000 shares of common stock. Three of the selling stockholders are executive officers of bamboo.com.

     We used $11.0 million of the offering net proceeds to redeem all outstanding shares of Series C redeemable preferred stock. We expect to use the remaining offering net proceeds for working capital and general corporate purposes, including expansion of sales and marketing activities and enhancement of our virtual tour technology. In addition, we may use a portion of the net proceeds to acquire complementary products, technologies or businesses; however, we currently have no commitments or agreements and are not involved in any negotiations to do so. We have invested the net proceeds of this offering in short-term interest-bearing, investment-grade securities or guaranteed obligations of the U.S. government pending their use.

     Simultaneous with the effectiveness of the registration statement relating to the initial public offering, each outstanding share of bamboo.com's Series A and Series B convertible preferred stock was automatically converted into 2.8 shares of bamboo.com's common stock without payment of additional consideration. The common stock issued upon conversion of the preferred stock was exempt from registration under Section 3(a)(9) of the Act, as securities exchanged by an issuer with existing security holders.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       bamboo.com's Annual Meeting of Stockholders was held on July 19, 1999 in Palo Alto, California. Proxies for the meeting were solicited. At bamboo.com's Annual Meeting, the stockholders approved the following resolutions (all numbers assume a 2.8 for 1 stock split effected in August 1999):

1)  Election of the following persons as directors.

    Director                        In Favor       Against      Withheld
    --------                        --------       -------      --------
    Duncan Fortier                 12,116,818         0         2,921,064
    James D. Marver                12,116,818         0         2,921,064
    Kevin B. McCurdy               12,116,818         0         2,921,064
    Leonard B. McCurdy             12,116,818         0         2,921,064
    John Moragne                   12,116,818         0         2,921,064
    Philip Sanderson               12,116,818         0         2,921,064

2) Adoption of the Company's 1999 Employee Stock Purchase Plan and reservation of 700,000 shares of the common stock under the Plan.

    For:      12,211,318
    Against:
    Abstain:

3) Approval of amendment and restatement of bamboo.com's 1998 Employee, Director and Consultant Stock Plan to increase the number of shares reserved for issuance under the Plan to a total of 8,179,394 shares of common stock.

    For:      12,193,818
    Against:  17,500
    Abstain:

4) Approval of the Company's Restated Certificate of Incorporation filed upon the closing of its initial public offering.

    For:      12,211,318
    Against:
    Abstain:

5) Approval of the Company's Restated Bylaws effective upon the closing of its initial public offering.

    For:      12,211,318
    Against:
    Abstain:

6) Ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors of bamboo.com for the fiscal year ended December 31, 1999.

    For:      12,211,318
    Against:
    Abstain:

    On August 6, 1999, bamboo.com solicited written consent from stockholders to amend bamboo.com's certificate of incorporation to effect a 2.8 for 1 stock split with respect to bamboo.com's common stock and class B common stock.

    For:      11,970,372
    Against:
    Abstain:

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

           2.1+ Agreement and Plan of Merger dated as of October 25, 1999 between bamboo.com and Interactive Pictures Corporation

           3.1*      Restated Certificate of Incorporation

           3.2*      Bylaws

           4.1*      Form of common stock certificate

          10.1 Employment Agreement with John Assaraf, as amended by Amendment to Employment Agreement.

          10.2 Registration Rights Agreement dated as of January 22, 1999 among bamboo.com and certain investors.

          10.3       Amendment to Employment Agreement with Leonard B. McCurdy.

          10.4       Amendment to Employment Agreement with Kevin B. McCurdy.

          10.5       Amendment to Employment Agreement with Andrew P. Laszlo.

          10.6       Amendment to Employment Agreement with Howard D. Field.

          10.7       Amendment to Employment Agreement with Mark R. Searle.

          10.8       Amendment to Employment Agreement with Randall I. Bresee.

          27.1       Financial Data Schedule (EDGAR version only)

          + Filed with bamboo.com's report on Form 8-K, File No. 000-26363, filed with the Securities and Exchange Commission on November 1, 1999, incorporated herein by reference.

          * Filed with bamboo.com's Registration Statement on Form S-1, Registration No. 333-80639, declared effective by the Securities and Exchange Commission on August 25, 1999, incorporated herein by reference.

     b.   Reports on Form 8-K
          There have been no reports on Form 8-K filed during the three months ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 15, 1999

                                    BAMBOO.COM, INC.


                                    By:  /s/ Leonard B. McCurdy
                                         ---------------------------------------
                                         Leonard B. McCurdy
                                         Chief Executive Officer and Director

                                    By:  /s/ Randall I. Bresee
                                         ---------------------------------------
                                         Randall I. Bresee
                                         Chief Financial Officer

                                BAMBOO.COM, INC.
                        INDEX TO EXHIBITS FOR FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 1999


EXHIBIT NO.         EXHIBIT DESCRIPTION
-----------         -------------------

 2.1+ Agreement and Plan of Merger dated as of October 25, 1999 between bamboo.com and Interactive Pictures Corporation

 3.1*               Restated Certificate of Incorporation

 3.2*               Bylaws

 4.1*               Form of common stock certificate

10.1 Employment Agreement with John Assaraf, as amended by Amendment to Employment Agreement.

10.2 Registration Rights Agreement dated as of January 22, 1999 among bamboo.com and certain investors.

10.3                Amendment to Employment Agreement with Leonard B. McCurdy.

10.4                Amendment to Employment Agreement with Kevin B. McCurdy.

10.5                Amendment to Employment Agreement with Andrew P. Laszlo.

10.6                Amendment to Employment Agreement with Howard D. Field.

10.7                Amendment to Employment Agreement with Mark R. Searle.

10.8                Amendment to Employment Agreement with Randall I. Bresee.

27.1                Financial Data Schedule (EDGAR version only)

+ Filed with bamboo.com's report on Form 8-K, File No. 000-26363, filed with the Securities and Exchange Commission on November 1, 1999, incorporated herein by reference.

* Filed with bamboo.com's Registration Statement on Form S-1, Registration No. 333-80639, declared effective by the Securities and Exchange Commission on August 25, 1999, incorporated herein by reference.