Form 10-K
period 1999-12-31
INTERNET PICTURES CORP
filed 2000-03-30
CIK 1088022

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

    [  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________

                        COMMISSION FILE NUMBER 00-26363

                         INTERNET PICTURES CORPORATION
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      52-2213841
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                       Identification No.)
    1009 COMMERCE PARK DRIVE, OAK RIDGE,                           37830
                  TENNESSEE                                     (Zip Code)
  (Address of principal executive offices)

      Registrant's telephone number, including area code:  (865) 482-3000

          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE.

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value for the voting stock held by non-affiliates of the registrant as of March 1, 2000 was $1,327,358,480 (based on the average bid and ask price of $33.563)

     The number of shares outstanding of the registrant's common stock, $.001 par value, as of March 1, 2000 was 46,879,437.
                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Proxy Statement for the Annual Stockholders' Meeting to be held on or about May 17, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report on Form 10-K. Such Proxy Statement, except for the portions thereof which are specifically incorporated herein by reference, shall not be deemed "filed" for purposes of this report on Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

     iPIX is a leading Internet infrastructure company that provides visual content and other digital media solutions to facilitate commerce, communication and entertainment. We offer both businesses and consumers complete end-to-end solutions that include the capture, processing, hosting and distribution of visual content and other digital media for the Internet. Our infrastructure enables us to deliver digital media content to web sites accessed from a variety of platforms, including personal computers and wireless devices. Our solutions help businesses increase the relevance and enjoyment of users' web site visits, resulting in increased traffic and repeat usage. This, in turn, provides our customers with increased e-commerce and advertising revenue opportunities, without requiring significant investment in digital media infrastructure.

     We capture content in over 90 of the top 100 metropolitan areas across the United States and Canada utilizing our extensive managed network of photographers. After content is captured, images are prepared for distribution at our high volume processing centers or through an individual's use of our processing software. Our scaleable hosting and distribution infrastructure with ViewAlways technology is designed to rapidly deploy visual content and other digital media across the Internet. We can seamlessly distribute visual content and other digital media to our expanding network of over 150 affiliate web sites maintained by AOL, Cendant, HomeSeekers.com, Microsoft CarPoint, Microsoft HomeAdvisor, MyFamily.com and Realtor.com. We generate revenues when we deliver our end-to-end solutions or when a customer uses our technology to create an iPIX immersive image. In addition, we may also generate revenues if we host and distribute visual content and other digital media created by our customers.

     Our solutions are designed for many types of digital media content, including still images, immersive images, slide shows, video, animation and audio. We have developed patented technology for the creation of 360 (degrees) by 360 (degrees) immersive images which we believe offer the most compelling visual content for the Internet. iPIX immersive images capture the world as we see it, providing a complete field of view -- from ground to sky, floor to ceiling, horizon to horizon. We also intend to offer new products such as live and pre-recorded immersive video that will capitalize on the increasing availability of broadband networks.

     Industry leading companies use our end-to-end visual content solutions to attract and retain web site visitors and enhance their e-commerce and marketing initiatives. We have targeted the following global vertical markets: real estate, travel and hospitality, automotive, e-retail, electronic publishing and education, entertainment. Our customers include Carnival Cruise Lines, Cendant, Century 21, CNN, Coldwell Banker, Discovery.com, Disney, ERA, General Motors, Hilton Hotels, Intel, Microsoft, Prudential Real Estate, RE/MAX, Rent.Net, Swissotel, The Washington Post, Ticketmaster Online-Citysearch and Warner Brothers.

INDUSTRY BACKGROUND

  Growth of e-Commerce

     The emergence of the Internet and secure transaction networks has generated significant opportunities for businesses and consumers to conduct electronic commerce. International Data Corporation, or IDC, estimates e-commerce revenues will grow from approximately $130 billion worldwide in 1999 to $1.6 trillion worldwide by 2003. According to Jupiter Communications, revenue derived from online travel bookings will grow from $4.2 billion in 1999 to $16.6 billion by 2003. Additionally, Jupiter Communications estimates that online classified advertising will grow from $173 million in 1998 to $1.4 billion in 2003. This widespread adoption of the Internet as a business and communications medium has introduced rapid changes in the way information is produced, distributed and used.

  Demand for Effective Online Content

     The popularity of the Internet has resulted in substantial growth in the number and types of web sites. According to IDC, the number of URLs on the web is estimated to grow from 2.2 billion in 1999 to 4.3 billion in 2000. Due to this dramatic increase, operators of web sites must devote significant time and resources to attract and retain site traffic and generate online transactions.

     In order to fulfill these objectives, companies are seeking more compelling visual content and other digital media to significantly enhance the quality of their online presence. Technological innovations, such as immersive images, web cams and streaming video, offer businesses the opportunity to provide online visual content of a more realistic and interactive nature. By using these innovations, businesses can increase the frequency and duration of web site visits, potentially accelerating e-commerce transactions and increasing advertising revenues.

  Need for End-to-End Solutions for Visual Content and Other Digital Media

     The capture and processing of visual content and other digital media combined with the need for highly reliable hosting and broad distribution requires time, technical expertise, extensive relationships and resources. For example, providing a nationwide content capture network requires the management of relationships with hundreds of photographers across broad geographic areas. In addition, preparing digital media content for Internet distribution requires varying degrees of processing technology, quality assurance and image and multimedia enhancement. Further, delivering large volumes of visual content and other digital media to a wide variety of e-commerce web sites and Internet portals requires a highly scalable and reliable infrastructure as well as the development and maintenance of affiliate relationships. As a result, businesses are searching for a comprehensive provider of outsourced solutions so that they can focus on their core competencies without having to develop and maintain their own digital media infrastructure.

THE IPIX SOLUTION

     We provide complete visual content and digital media solutions to businesses and consumers across the Internet. Our end-to-end solutions include the capture, processing, hosting and distribution of visual content and other digital media for our customers. Our solutions enable business customers to enhance their online presence, thereby promoting increased web site traffic, repeat usage and e-commerce transactions.

     Our solutions are designed for many types of digital media content, including still images, immersive images, slide shows, video, animation and audio. We have developed patented technology that utilizes a standard digital camera fitted with a fisheye lens to create 360 (degrees) by 360 (degrees) immersive images. We believe that iPIX immersive images, alone or combined with other digital media such as audio, video and animation, can provide businesses with more compelling content in order to attract and retain web site visitors. Our hosting and distribution infrastructure with ViewAlways technology seamlessly delivers digital media content to web sites accessed from a variety of platforms, including personal computers and wireless devices. We have also recently introduced iPIX Movies, our new technology that combines the interactivity of our immersive images with full-motion video.

  Content Capture and Processing

     We offer two options for content capture and processing. For our end-to-end solutions, we utilize a nationwide managed network of photographers enabling us to capture content in over 90 of the top 100 metropolitan areas across the United States and Canada.

     After the content has been captured, customers who use our end-to-end solutions have their images prepared for distribution at our high volume processing centers. Alternatively, customers can purchase an iPIX kit and iPIX keys to capture and process their own immersive images. Either option creates an iPIX immersive image that has a small file size, typically between 25 and 160 kilobytes, and can be quickly delivered, even across low bandwidth systems.

  Hosting and Distribution

     Our scalable hosting and distribution capabilities are designed to efficiently and reliably deliver digital media content, including iPIX immersive images, over the Internet to a broad network of customer and affiliate web sites. By utilizing our hosting and distribution capabilities, our customers can leverage our infrastructure and expanding affiliate network to manage and distribute digital media content. We currently have over 150 web sites that are part of our affiliate network. Our scalable infrastructure with ViewAlways technology provides our customers with reliable and high speed delivery of images to multiple user platforms including personal computers and wireless devices.

THE IPIX STRATEGY

     The key elements of our growth strategy are as follows:

  Enhance Our Leadership Position in Visual Content and Digital Media Solutions

     We intend to enhance our leadership position as a provider of visual content and other digital media solutions for the Internet. To achieve this goal, we focus our business development, direct sales, marketing and technology development activities on targeted vertical markets including real estate, e-commerce and new media. Leading companies in these vertical markets have significant need for a comprehensive provider of visual content and other digital media solutions to enhance their online presence and accelerate e-commerce transactions. As a comprehensive provider of outsourced visual content and digital media solutions, we have been able to develop extensive relationships with leading customers, web site affiliates and Internet infrastructure companies. For example, our affiliate network within the real estate industry enables us to broadly distribute digital media content to all the leading destination web sites including CyberHomes, Homebuilder.com, Homes.com, HomeSeekers.com, LoopNet, Microsoft HomeAdvisor, Move.com, Realtor.com and Rent.Net. Through these relationships, our digital media content is available on AOL, Excite@Home, GO Network/Infoseek and Yahoo! In addition, our strategic relationships with Exodus and Akamai significantly enhance our ability to deliver digital media content quickly and reliably on a global basis across the Internet. We will continue to leverage our infrastructure, strategic relationships and intellectual property and resources to extend the leadership position of our visual content and digital media solutions into a variety of targeted vertical markets.

  Leverage Our End-To-End Solutions To Generate Multiple Revenue Sources

     We can derive revenues from each aspect of our end-to-end solutions enabling us to maximize our revenue opportunity with each customer. For example, when a hotel resort or online e-commerce web site requests an iPIX immersive image of a property or item for sale, we can charge that customer a fee for capturing and processing the images of the property or sale item. If requested by the customer, we also have the ability to host those images or other customer-created images on our web servers and can distribute that visual content to the customer's web site and our affiliates for an additional recurring fee. In addition, we can generate revenue from advertising and online transactions primarily driven through the e-mail version of iPIX immersive images. Each component of our digital media content solutions may be purchased together as a part of our end-to-end solutions, or separately, based on each customer's request or need.

     We also generate revenues from each self-service customer with their initial purchase of an iPIX kit and subsequent purchases of iPIX keys. Further, some of these customers may request that we host these images for them, in which case we charge our applicable hosting and distribution fee. We also generate revenues when we syndicate our archived digital content.

  Expand Our Visual Content Infrastructure With New Offerings

     We will continue to invest in research and development to expand the features and capabilities of our solutions and to develop new offerings. In particular, we are developing iPIX Movies and iPIX Webcam which will take advantage of the increasing availability of broadband networks. In addition, our agreement to acquire PictureWorks accelerates our ability to accept user-submitted digital media content for hosting and distribution. By continuing to add and integrate new technologies into our existing infrastructure, we will enhance our visual content and other digital media solutions and thereby create additional revenue opportunities.

     Among our new offerings are:

     iPIX Movies. We recently introduced our newest offering, iPIX Movies, at the Sundance Film Festival in Park City, Utah. iPIX Movies combines the interactivity of our immersive images with full-motion video. With iPIX Movies, viewers may simultaneously and independently select multiple fields of view and navigate within a full-motion video. We were selected to demonstrate iPIX Movies at the 10th Annual Technology, Entertainment and Design Conference, or TEDX, where new media and technology trends are discussed among the industry's leaders. We believe this technology may be utilized by the entertainment and travel and hospitality industries.

     iPIX Webcam. Another offering is the iPIX Webcam. This technology would permit the automated remote capture, creation and transmission of 180 (degrees) by 180 (degrees) iPIX images over the Internet. The iPIX image is continuously updated and can be viewed on a personal computer or other Internet-enabled devices. In addition to complimenting the digital media content solutions we offer to all of our current targeted vertical markets, we anticipate that the entertainment, travel and hospitality, child care and security industries are possible commercial applications for this offering.

  Expand Strategic Relationships

     We believe that our strategic relationships with a variety of companies provides us with a competitive advantage. We have contracts with several photography network operators to enable us to quickly and efficiently respond to capture requests in over 90 of the top 100 metropolitan areas across the United States and Canada. We also have relationships with Internet portals and vertical market destination web sites maintained by AOL, Cendant, Homestore.com, Microsoft CarPoint and Ticketmaster Online-Citysearch. These relationships provide us with the ability to broadly distribute digital media content for our customers. We have established relationships with Exodus and Akamai to enhance our ability to deliver visual content and other digital media to web sites quickly and with high reliability. We also work with Kodak, Nikon and Olympus to integrate our technology into their product offerings in order to increase the availability and use of iPIX self-service imaging solutions.

  Expand Internationally

     We intend to capitalize on what we believe to be a significant opportunity for our visual content and digital media solutions in international markets. We have established a European subsidiary in London, England, and we plan to expand our content capture network in Europe and to offer our end-to-end solutions in these markets. We also intend to develop local sales and technical support capabilities in this region. We have also entered into reseller arrangements with strategic partners in Japan and Australia.

VISUAL CONTENT AND OTHER DIGITAL MEDIA SOLUTIONS

     We offer visual content and other digital media solutions that enable businesses to maximize the success of their online presence. We deliver comprehensive end-to-end solutions to businesses that include the capture, processing, hosting and distribution of visual content and other digital media to the web sites of our customers and affiliates.

     Our solutions are designed for many types of digital media, including still images, immersive images, slide shows, video, animation and audio. This digital media content may be created by iPIX or submitted by the customer. For our end-to-end solutions, a customer will typically contact us via phone, online, fax or e-mail to request the creation, hosting and distribution of an iPIX immersive image or other digital media content. A customer service representative receives this order and sends the request to a member of our photographer network. The photographer captures the image using iPIX technology and transmits the captured image to our processing centers. The receiving processing center completes a quality assurance check on all images and then either delivers the image back to the customer or stores it on our web servers for distribution to the web sites of our customers and affiliates. In addition, we offer iPIX kits and iPIX keys that enable customers to create their own immersive images, which we can then host and distribute. We also can host and distribute a growing archive of iPIX images from around the world, such as the Grand Canyon, the Great Wall of China and the Eiffel Tower. These images are submitted by both our content capture network and freelance photographers.

  Immersive Imaging Solutions

     The following are some of our immersive imaging offerings:

     - iPIX Immersive Images. Our patented technology creates iPIX immersive images by combining two 185 (degrees) film or digital photographs taken with a fisheye lens into one 360 (degrees) by 360 (degrees) spherical image. Our technology automatically compensates for any minor error in camera placement and corrects the distortion inherent in these photographs. The resulting immersive image can be viewed in any direction, up-down, left-right, and horizon to horizon. The viewer can easily navigate the image by moving a cursor inside the image.

     - iPIX Movies. Our patented technology now allows us to offer full-motion immersive video using standard film or digital imaging. iPIX Movies enable multiple viewers to simultaneously and independently select their own field of view within a 360 (degrees) by 360 (degrees) video stream. We recently premiered iPIX Movies to attendees of the Sundance Film Festival in cooperation with Creative Artists Agency. In addition, we have produced iPIX Movies for Discovery.com and the Hawaii Convention and Visitors Bureau.

      With the increasing availability of broadband networks, we believe iPIX Movies will become the standard for streaming video content over the Internet. Multiple streams of iPIX Movies could be delivered to a home using a digital cable network, satellite or other broadband network. In addition to entertainment, iPIX Movies could be used in commercial applications such as the security, teleconferencing and surveillance industries. Our goal is to become the leader in the field of full-motion immersive video by aggressively pursuing and developing these commercial market applications.

     - iPIX Webcam. Existing web cam technology continuously captures and transmits two-dimensional digital images over the Internet. We have developed a web cam which will permit the automated remote capture, creation and transmission of 180 (degrees) by 180 (degrees) navigable hemispherical iPIX images over the Internet. The iPIX image is continuously updated and can be viewed on a variety of Internet-enabled devices. iPIX Webcam will enable different users to view the same iPIX image and independently control their field of view. We are currently engaged in a beta test with some of our customers to further refine this technology prior to commercial availability. The entertainment, travel and hospitality, child care and security industries are potential commercial markets for this technology.

  Other Digital Media Content

     Multimedia capabilities can be added to iPIX visual content to enhance the overall experience. Multimedia enhancements can include the linking of a series of iPIX images and the addition of other multimedia content, such as video, audio, animation and textual information. The finished solution can be hosted on our web server infrastructure or can be combined with other digital multimedia features such as Macromedia Director to provide an attractive interactive product. For example, PBS and Intel incorporated iPIX images into a digital television broadcast of the Ken Burns documentary on Frank Lloyd Wright.

  Self-Service Products

     - iPIX Kits. An iPIX kit contains all the necessary components for a user to create their own iPIX immersive image, including a digital camera, fisheye lens, rotator, tripod, software and an initial amount of iPIX keys.

     - iPIX Keys. An iPIX key is an encryption tool that enables the user to save a single iPIX immersive image captured using an iPIX kit. One iPIX key enables the user to save one iPIX image, just as one film negative enables the creation of one film photograph. iPIX kit owners can purchase additional keys through our web site or through our toll-free order system. We price our keys on the basis of the potential number of viewers of an iPIX immersive image and the useful life and utility of the iPIX immersive image. We modify iPIX keys based on usage so that the saved iPIX immersive image may have a limited viewing lifetime or audience or may be limited to specific distribution.

AFFILIATE WEB SITES

     We distribute visual content and other digital media content to a network of affiliate web sites, including Internet portals and vertical market destination sites. These affiliate relationships allow us to broadly distribute digital media content, thereby enhancing the online presence of our customers as well as our affiliates. We currently have over 150 affiliates, including AOL, Cendant, Homestore.com, Microsoft CarPoint, Microsoft HomeAdvisor and Send.com.

CUSTOMERS AND MARKETS

     We have directed our initial sales efforts at industry leaders within targeted vertical markets. The following is a description of our targeted vertical markets and representative customers within these segments.

                                                   REPRESENTATIVE CUSTOMERS
                                                   ------------------------
Real estate..............................  Better Homes and Gardens, Century 21,
                                             Coldwell Banker, ERA, Prudential
                                             Real Estate, Rent.Net, RE/MAX
Travel and hospitality...................  Carnival Cruise Lines, Disney Vacation
                                           Club, Hilton Hotels, Holiday Inn, Hyatt
                                             Hotels, Marriott, Swissotel,
                                             Travelocity
Automotive...............................  AutoVantage, General Motors, Microsoft
                                             CarPoint, Saab, Toyota
e-Retail.................................  Send.com, Ticketmaster Online-Citysearch
Electronic publishing....................  Associated Press, CNN, Chicago Tribune,
                                             Excite@Home, Knight-Ridder, The New
                                             York Times, Reuters, The Washington
                                             Post, The Weather Channel
Education and entertainment..............  ABC, Discovery.com, Dreamworks SKG, Duke
                                             University, E! Online, Fox, HGTV, IBM
                                             Worldbook, MGM, MTV, NBA, NBC, NFL,
                                             National Geographic, PBS, Paramount
                                             Parks, The Walt Disney Company, Warner
                                             Brothers

REAL ESTATE

     Residential and commercial real estate companies and professionals use our solutions to provide online iPIX immersive images of properties including existing homes, new homes, rental apartments and office buildings and their surrounding areas. Users can access iPIX immersive images at any time that is convenient for them through our affiliate real estate destination web sites such as Realtor.com, Microsoft HomeAdvisor and Rent.Net. Our digital media content solutions allow real estate companies and professionals offering real estate for sale or lease to use the Internet to provide more visual information about the property to prospective buyers. Our solutions enable real estate professionals to cost-effectively market properties to a wide audience, thereby providing a value-added service to both buyers and sellers. Our affiliate network within the real estate industry enables us to broadly distribute digital media content to all the leading destination web sites including

CyberHomes, Homebuilder.com, Homes.com, HomeSeekers.com, LoopNet, Microsoft HomeAdvisor, Move.com, Realtor.com and Rent.Net. As a result of these relationships, our iPIX immersive images can currently be viewed on web sites maintained by AOL, Excite@Home, GO Network/Infoseek and Yahoo! Our solution helps to increase the convenience, usefulness and enjoyment of their users' visits. We believe that these benefits promote increased traffic and repeat usage on our affiliates' web sites.

E-COMMERCE

     Travel and Hospitality. Hotel chains, vacation resorts, cruise lines, golf courses, restaurants, theme parks, major tourist attractions and tourism bureaus use our digital media content solutions to enhance their online marketing. iPIX immersive images provide a prospective visitor the opportunity to take online tours of rooms, meeting and conference facilities and attractions. Our visual content and digital media solutions enable consumers to more effectively research, plan and reserve travel arrangements over the Internet. Further, online tours allow destination operators to feature premier packages as well as showcase specific destinations. We distribute our customer's digital media content to their own web sites and to selected travel destination affiliate web sites.

     Automotive. Automobile companies use iPIX immersive images to create virtual showrooms and highlight differences between different models and their respective option packages. Consumers can experience a realistic perspective of both the interior and exterior of a car while receiving on-screen descriptions of particular features.

     e-Retail. Online retailers and other e-commerce sites utilize iPIX images to advertise their product and service offerings and accelerate electronic commerce. For example, when Ticketmaster launched the My Ticketmaster web site, they used iPIX images of stadium and concert venues to allow customers to view their seat location before purchasing a ticket online. Our e-retail customers either purchase iPIX kits to create their own iPIX images or utilize our end-to-end solutions to create iPIX images for them.

NEW MEDIA

     Electronic Publishing. Broadcasters and publishers incorporate iPIX images on their web sites to enhance their reporting and coverage of major news events. Also, local city guides and online classified advertisers are beginning to use iPIX images to enhance the information on their web sites and enhance online advertising. These companies typically own their own digital cameras and purchase iPIX keys on a per key basis. We are exploring the potential of offering our hosting and distribution infrastructure to our electronic publishing customers.

     Education and Entertainment. Education and entertainment industry leaders use iPIX images to enhance the appeal and functionality of their products and web sites. In particular, these customers provide significant exposure for our brand and products. For example, IBM features iPIX images in their 1999 IBM Worldbook electronic encyclopedia. Also, we have created iPIX online tours of movie sets to help promote the release of feature films. Our education and entertainment clients request our full service solution and purchase iPIX kits and iPIX keys to create their own iPIX images. To increase our penetration into this market, we have engaged Creative Artist Agency to serve as our representative to promote and market our technology to the entertainment industry.

INTERNATIONAL

     Through our European subsidiary in London, England and our strategic relationships with resellers in Japan and Australia, we market our technology to international customers. We are developing a sales and technical support team to begin offering our end-to-end solutions in European markets. We believe that our strategy of targeting vertical markets can be applied on a global scale as usage of the Internet grows internationally. We intend to continue to seek new international strategic relationships and expand into new global markets.

SALES AND MARKETING

     Our marketing efforts focus on increasing brand awareness and supporting our digital media content solutions. Using this strategy, we intend to acquire new customers for our end-to-end solutions, increase purchases of iPIX kits and iPIX keys and develop new sales opportunities. Our marketing efforts include traditional and Internet advertising as well as direct mailings, participation in trade shows, co-marketing with strategic partners and public relations campaigns.

     Our sales and marketing group focuses on vertical markets and targets industry leaders. As of February 15, 2000, the direct sales team consisted of 140 employees who operate out of our headquarters and our multiple national and international sales offices. We also have established a telesales team that targets potential business customers. Our telesales team also provides support for the direct sales teams and fields inquiries from our web site and toll-free customer service number. As of February 15, 2000, we had 12 employees on our telesales team.

     We maintain a customer relations department with 40 employees as of February 15, 2000. Our customer relations personnel answer inquiries regarding our offerings and respond to technical questions. Our service personnel also perform quality assurance checks on each component included in an iPIX kit prior to shipping and process customer service inquiries concerning order status, shipping information, returns and exchanges.

     Our business development team, based in Palo Alto, California, is focused on developing strategic relationships and opening sales channels with potential partners and customers in our targeted vertical markets. As of February 15, 2000, we had ten employees on our business development team.

     Revenues from Royal LePage, a leading Canadian real estate brokerage firm, represented 25% of total revenues for bamboo.com for the fiscal year ended December 31, 1997 and 77% of total revenues for bamboo.com for the fiscal year ended December 31, 1998.

TECHNOLOGY

  Content Capture Technology

     Our patented technology creates iPIX immersive images by combining two film or digital photographs taken with a fisheye lens into one 360 (degrees) by 360 (degrees) spherical image. Our software corrects the distortion inherent in these photographs. A person may view the resulting image in any direction, and, if desired, save the image utilizing an iPIX key for posting to a web site, transmitting by e-mail or saving to any storage device. iPIX images can be downloaded rapidly and can be viewed and navigated with our software plug-in or any standard viewer enabled with Java.

  Hosting and Distribution Technology

     Visual content and other digital media may be hosted on our web server infrastructure and distributed across the Internet to our customers and network of affiliate web sites. Once visual content or other digital media is stored on our web servers, it is made available for display in web pages using proprietary software. Our affiliates automatically receive notifications of new content for their sites. Notification is accomplished using an electronic data interchange system that we have developed and continue to maintain. Our distribution system architecture uses extensible mark-up language, or XML, and other data interchange formats over multiple Internet standard protocols.

     Our hosting infrastructure for visual content is based on Sun Solaris and Linux systems relying on a variety of routing, load distribution and storage hardware. Digital media content is distributed over the Internet using a variety of networking services, including Akamai's Freeflow service which delivers improved access to rich content. Our hosting infrastructure is monitored 24 hours per day, seven days per week by internal and external services with daily reporting delivered to us and our customers and affiliates.

  Viewing Technology

     Our proprietary viewing technology enables immersive visual content to be viewed on the Internet as well as distributed via e-mail and run as a stand-alone application. For web-based visual content, our ViewAlways system automatically identifies the user's browser type and selects either a Java or HTML immersive image depending on the browser's ability to view Java applets. If the browser cannot view Java applets, the image information is displayed using HTML and still images. Our ViewAlways technology enables images to be viewed on a variety of computer platforms using standard web browser software. Our e-mail immersive image format is based upon our proprietary stand-alone viewer platform and can be viewed on any computer running Microsoft's Windows 95, Windows 98, Windows NT or Windows 2000 operating systems.

  Customer Relationship Management Technology

     We have developed and implemented a customer relationship management, or CRM, system hosted on a Sun Solaris platform. Our CRM system contains and manages customer and order information and facilitates an effective and scalable relationship with our customers. It allows us to manage customer relationships through many channels of interaction including the Internet, phone, e-mail, fax and directly through sales and service representatives. All of our sales, service and support groups make extensive use of our CRM system. The information contained in our CRM system drives the distribution of visual content through our affiliate network.

RESEARCH AND DEVELOPMENT

     We have made substantial investments in research and development. We continue to develop enhancements to our technology and pursue new offerings. Our technology development is focused on creating new products and services that compliment our existing customer base and back-end infrastructure. In addition, we are pursuing technologies compatible with the increasing availability of broadband networks and higher resolution cameras. As of February 15, 2000, we employed 55 employees dedicated to research and development.

COMPETITION

     The market for visual content and other digital media solutions is new and rapidly evolving. As the demand for visual content solutions increases, we expect competition to intensify. We also compete with other providers of immersive imaging technology including Be Here Corp. and MGI Software. We do not believe any of our competitors are dominant in this industry. We compete with these companies on the basis of ease of use, reliability, end user experience and price. Some of our competitors may have greater financial, marketing, distribution and technical resources than we have. We also compete with traditional offline methods of marketing real estate properties, including classified ads, brochures and still photos. Our success will be dependent on our ability to compete with these and any other competitors on the quality of our solutions and their cost effectiveness. There is no assurance that we will be successful in that competition.

INTELLECTUAL PROPERTY

     We rely on a combination of patent, copyright, trade secret and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Our patents are intended to protect and support current and future development of our technology. In the United States, we have ten issued patents and 11 patent applications pending. We also have recently been issued a patent in Japan and have 20 international patent applications pending. In addition, we license related patents and associated international filings from Motorola under the terms of a non-royalty bearing license agreement. Motorola has a limited right to license our patents, and Motorola's consent must be obtained before we can execute any grant of an exclusive license to our patents in excess of one year. In addition, upon the close of the acquisition of PictureWorks, we will acquire a license of technology owned by Sarnoff Corporation. PictureWorks also has filed two pending patent applications for their Rimfire software.

     We believe that the ownership of patents is presently a significant factor in our business. However, our success depends primarily on the innovative skills, technical competence and marketing abilities of our personnel. In addition, there can be no assurance that our current and future patent applications will be granted, or, if granted, that the claims covered by the patents will not be reduced from those included in our applications. We have entered into confidentiality and invention assignment agreements with substantially all of our employees and entered into non-disclosure agreements with our suppliers, distributors and appropriate customers to limit access to and disclosure of our proprietary information. We must also guard against the unauthorized use or misappropriation of our technology by third parties. We have experienced wrongful use in the past, and although we have taken steps to stop that use, we expect to experience more attempts in the future. There can be no assurance that the statutory and contractual arrangements we currently depend upon will provide sufficient protection to prevent misappropriation of our technology or deter independent third-party development of competing technologies.

     We pursue the protection of our trademarks in the United States and, based upon anticipated use, internationally. The laws of some foreign countries might not protect our products or intellectual property rights to the same extent as the laws of the United States. Effective patent, trade secret and trademark protection may not be available in every country in which we market or license our products.

     Claims by third parties that our current or future products infringe upon their intellectual property rights may have a material adverse effect on us. Intellectual property litigation is complex and expensive, and the outcome of this litigation is difficult to predict. We have been involved in litigation relating to the protection of our intellectual property rights. Any future litigation, regardless of outcome, may result in substantial expense to us and significant diversion of our management and technical personnel. An adverse determination in any litigation may subject us to significant liabilities to third parties, require us to license disputed rights from other parties, if licenses to these rights could be obtained, or require us to cease using the technology.

EMPLOYEES

     As of February 15, 2000, we employed 382 full-time employees in the United States, 82 full-time employees in Canada, and 137 full-time equivalent independent contractors in Canada. Our employees are not covered by any collective bargaining agreements. We believe that our employee relations are good. There is significant competition for employees with the managerial, technical, marketing, sales and other skills required to operate our business. Our success will depend upon our ability to attract, retain and motivate employees.

ITEM 2.  PROPERTIES

     We lease approximately 44,043 square feet of space in Oak Ridge, Tennessee for our corporate office and operations and 15,656 square feet in Palo Alto, California for our co-headquarters. The Oak Ridge lease expires October 8, 2002, and the Palo Alto leases expire on February 28, 2002 and September 30, 2003. We also lease office space in Toronto, Canada for our processing and customer service call center. Our Toronto lease expires in April 2008. We lease space in Japan, the United Kingdom, Chicago, Fort Lauderdale, Marshfield, Massachusetts, Naples, Florida, New York City, San Diego and San Jose for our field sales offices.

ITEM 3.  LEGAL PROCEEDINGS

     On October 28, 1998, Minds-Eye-View, Inc. and Mr. Ford Oxaal filed a lawsuit against us in the United States District Court for the Northern District of New York. Minds-Eye alleged in its lawsuit that we breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The plaintiffs alleged that our technology wrongfully incorporated trade secrets and other know-how gained from them in breach of various duties. The court removed this action to arbitration upon our motion, and we cross-claimed alleging various affirmative claims, including trade secret theft. Minds-Eye and Mr. Oxaal filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. Although the lawsuit was dismissed, we anticipate that the arbitration will proceed in Knoxville, Tennessee in the summer of 2000 to decide our affirmative claims against Mr. Oxaal.

     On May 20, 1999, Mr. Oxaal filed a lawsuit against us, Kodak, Nikon and Cendant in the same court alleging that our technology infringes upon a patent claim for 360 (degrees) spherical visual technology held by him. Mr. Oxaal claims that this alleged infringement is deliberate and willful and is seeking treble damages against us in an unspecified amount plus interest, an accounting by us, costs and attorney's fees, in addition to a permanent injunction prohibiting the alleged infringement of his patent by us. We have asserted defenses to Mr. Oxaal's claims as we believe we did not infringe any valid claims of his patent. We believe that Mr. Oxaal's claims are without merit and we intend to vigorously defend against his claims. However, if Mr. Oxaal were to prevail in this lawsuit, our financial condition, results of operations and cash flows could be materially adversely affected.

     We are not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     No matters where submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

     The following sets forth information with respect to our executive officers as of March 1, 2000:

DIRECTORS AND OFFICERS

NAME                     AGE    TITLE
----                     ---    -----
James M. Phillips....    48     Chairman of the Board and Chief Executive Officer
Jeffrey D. Peters....    48     President
John J. Kalec........    49     Chief Financial Officer and Executive Vice President
Mark R. Searle.......    37     Chief Operating Officer and Executive Vice President
Matthew S. Heiter....    39     Executive Vice President, General Counsel and Secretary
Steven Hicks.........    50     Chief Knowledge Officer and Executive Vice President
Andre L. Marquis.....    36     Chief Technology Officer and Senior Vice President
Steven D.
  Zimmermann.........    41     Senior Vice President and Corporate Fellow

---------------

     JAMES M. PHILLIPS has been the chairman and chief executive officer if iPIX since January 2000. Mr. Phillips served as the chairman and chief executive officer of Interactive Pictures from March 1997 to January 2000 and was a member of Interactive Pictures' board of directors from 1995 until January 2000. From June 1995 to March 1997, Mr. Phillips was corporate vice president of Motorola, Inc.'s multimedia markets division, a division that manufactures, markets and sells cable modems and other advanced telecommunications products and systems. From June 1994 to June 1995, Mr. Phillips was vice president and general manager for Motorola's personal communication systems division, a division that designs, manufactures, markets and distributes PCS subscriber and infrastructure systems and equipment and other intelligent devices. Mr. Phillips also serves on the Fogelman School of Business board of advisors at the University of Memphis and on the Chancellor's advisory council for enhancement for the University of Tennessee, and as a director of Tennessee Technology, Inc. and the East Tennessee Economic Council. Mr. Phillips holds a bachelor's degree and a master's degree in business administration from the University of Memphis.

     JEFFREY D. PETERS has been the president of iPIX since January 2000. Mr. Peters joined Interactive Pictures in August 1998 and served as its president and chief operating officer until January 2000. From February 1996 to August 1998, Mr. Peters was vice president/general manager of Eastman Kodak Company's digital imaging group. From September 1991 to February 1996, Mr. Peters was vice president and general manager of the semiconductor sector of Harris Corporation. Mr. Peters holds a bachelor's degree from the University of Michigan and a master's degree in business administration from the Florida Institute of Technology.

     JOHN J. KALEC has been the chief financial officer and executive vice president of iPIX since January 2000. Mr. Kalec joined Interactive Pictures in August 1998 and served as vice president and chief financial officer until January 2000. From August 1996 to August 1998, Mr. Kalec was chief financial officer of Clayton Homes, Inc., a company specializing in manufactured housing headquartered in Knoxville, Tennessee. From January 1996 to August 1996, Mr. Kalec served as senior vice president of Philips Lighting Americas. From July 1992 to December 1995, he served as managing director, finance and accounting for Philips Components International B.V., located in Eindhoven, the Netherlands. Mr. Kalec holds a bachelor's degree in business administration from Lewis University and a master's degree in accountancy from DePaul University. Mr. Kalec is a director of Clayton Homes, Inc.

     MARK R. SEARLE has been the chief operating officer and executive vice president of iPIX since January 2000. Mr. Searle served as chief operating officer of bamboo.com from January 1999 until January 2000. From October 1997 to November 1998, Mr. Searle served as the chief operating officer of Cybergold, Inc., an online incentive marketing company. From December 1994 to April 1997, Mr. Searle served as the vice president of operations and chief operating officer of Plynetics Express Corporation, a rapid prototyping company. From August 1994 to December 1994, Mr. Searle served as a senior consultant for Deloitte & Touche, LLP. Mr. Searle holds a bachelor of arts in English and creative writing from Princeton University and a master's degree in business administration from the Harvard Graduate School of Business.

     MATTHEW S. HEITER has been the executive vice president, general counsel and secretary of iPIX since January 2000. Mr. Heiter served as vice president, secretary and general counsel of Interactive Pictures from October 1999 until January 2000. Mr. Heiter was a shareholder in the law firm of Baker, Donelson, Bearman & Caldwell, P.C. from May 1996 to October 1999. Prior to this time, Mr. Heiter was a partner in the law firm of Waring Cox, P.L.L.C. Mr. Heiter holds a bachelor's degree in political science from the University of Mississippi and a juris doctor from Vanderbilt University Law School.

     STEVEN L. HICKS has been the chief knowledge officer and executive vice president of iPIX since February 2000. From March 1997 until February 2000, Mr. Hicks was chief technology officer of E.W. Scripps where he was responsible for the company's web infrastructure. From May 1995 until March 1997, Mr. Hicks served as president and founder of Interactive Solutions where he developed business plans for Internet startups to secure funding. Mr. Hicks has served on the board of directors of Tech 2020 and the Jones/Taylor Venture Fund. Mr. Hicks holds a bachelor's degree in accounting and finance from Ohio State University and is a certified public accountant.

     ANDRE L. MARQUIS has been chief technology officer and senior vice president of iPIX since January 2000. Mr. Marquis served as vice president of product development for bamboo.com from January 1999 until January 2000. From February 1998 until November 1998, Mr. Marquis served as vice president of marketing and founder of Accept.com. From May 1996 to February 1998, Mr. Marquis served as director of marketing for CyberGold, Inc. Mr. Marquis holds a bachelor's degree from the University of Rochester and master's degree in business administration from the University of California at Berkeley.

     STEVEN D. ZIMMERMANN has been the senior vice president and corporate fellow of iPIX since January 2000. Mr. Zimmermann rejoined Interactive Pictures in July 1997 and served as its corporate fellow and a vice president until January 2000. From December 1996 to July 1997, Mr. Zimmermann served as senior engineer of Motorola, Inc. Mr. Zimmermann was an independent consultant from August 1993 to November 1996 and assisted technology companies in consumer product development. From June 1988 to August 1993, he was an engineer and an officer with Interactive Pictures and co-developed the technology on which its software is based. Mr. Zimmermann holds a bachelor of science and master of science degrees in electrical engineering from the University of Tennessee.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock is traded on the Nasdaq National Market (symbol: IPIX). Prior to August 26, 1999, there was no public market for our common stock. As of March 1, 2000, there were 376 stockholders of record.

     The following table reflects the range of the high and low bid information for our common stock for the periods indicated.

FISCAL 1999 -- QUARTER ENDED                                   HIGH     LOW
----------------------------                                  ------   ------
August 26 -- September 30, 1999.............................  25.375   17.250
December 31, 1999...........................................  19.500   13.438

     On December 31, 1999, we issued RealSelect 225,385 shares of common stock upon the exercise of their warrant. RealSelect chose to perform a cashless exercise of their warrant and surrendered 24,615 shares of common stock as consideration for the exercise.

     We currently intend to retain all future earnings to finance the continuing development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will depend upon our financial condition, future loan covenants, capital spending requirements and earnings, as well as other factors the board of directors may deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL INFORMATION

     The statement of operations data presented below for the years ended December 31, 1997, 1998 and 1999 and the balance sheet data as of December 31, 1998 and 1999, have been derived from our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, that are included elsewhere in this report. The statement of operations data for the years ended December 31, 1996 and the balance sheet data as of December 31, 1996 and 1997 are derived from audited consolidated financial statements that are not included in this report. You should read the data presented below together with our consolidated financial statements and related notes to those statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                                 FISCAL YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------
                                                              1996      1997       1998       1999
                                                             -------   -------   --------   ---------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues...................................................  $   --    $   46    $    77    $  3,756
Cost of revenues...........................................      --        15         67       2,880
                                                             ------    ------    -------    --------
Gross profit...............................................      --        31         10         876
                                                             ------    ------    -------    --------
Operating expenses:
  Sales and marketing......................................       4        10        300      18,044
  Research and development.................................      24        42        110       1,366
  General and administrative...............................      62       122        278       8,007
  Stock-based compensation expense.........................      --        --      1,162      20,079
                                                             ------    ------    -------    --------
          Total operating expenses.........................      90       174      1,850      47,496
                                                             ------    ------    -------    --------
Loss from operations.......................................     (90)     (143)    (1,840)    (46,620)
Interest expense...........................................      --        --         --      (6,672)
Other income (expense), net................................      --        --         --         647
                                                             ------    ------    -------    --------
Net loss...................................................     (90)     (143)    (1,840)    (52,645)
Dividend relative to beneficial conversion feature of
  Series B convertible preferred stock.....................      --        --         --      (1,000)
                                                             ------    ------    -------    --------
Net loss attributable to common stockholders...............  $  (90)   $ (143)   $(1,840)   $(53,645)
                                                             ======    ======    =======    ========
Net loss per common share -- basic and diluted.............  $(0.04)   $(0.05)   $ (0.31)   $  (4.13)
                                                             ======    ======    =======    ========
Weighted average common shares -- basic and diluted........   2,284     2,819      5,953      12,990

                                                                   AS OF DECEMBER 31,
                                                              ----------------------------
                                                              1996   1997   1998    1999
                                                              ----   ----   ----   -------
BALANCE SHEET DATA:
Cash, cash equivalents and securities available-for-sale....  $131   $  4   $430   $15,832
Working capital (deficit)...................................    37    (86)   265     8,723
Total assets................................................   150     25    780    25,360
Long-term liabilities.......................................    --     --     --       373
Total stockholders' equity (deficit)........................    56    (72)   517    15,056

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Historical results and percentage relationships set forth in the statements of operations, including trends which might appear, are not necessarily indicative of future operations.

OVERVIEW

     iPIX is a leading Internet infrastructure company that provides visual content and other digital media solutions to facilitate commerce, communication and entertainment. We offer both businesses and consumers complete end-to-end solutions that include the capture, processing, hosting and distribution of visual content and other digital media for the Internet. Our infrastructure enables us to deliver digital media content to web sites accessed from a variety of platforms, including personal computers and wireless devices. Our solutions help businesses increase the relevance and enjoyment of users' web site visits, resulting in increased traffic and repeat usage. This, in turn, provides our customers with increased e-commerce and advertising revenue opportunities without requiring significant investment in digital media infrastructure.

     We are the result of the merger of Interactive Pictures and bamboo.com on January 19, 2000. Interactive Pictures was founded in 1986 at the Oak Ridge National Laboratory in Tennessee to develop remote robotic systems for the United States Department of Defense, the Department of Energy, NASA and other governmental agencies. bamboo.com was founded in 1995 in Toronto, Canada to provide virtual tours of online residential real estate listings.

     Since the completion of our merger, we have continued to establish new vertical markets for our solutions by positioning ourselves to take advantage of the demand for compelling digital media content on web sites. We have targeted the following global vertical markets: real estate, travel and hospitality, automotive, e-retail, electronic publishing, education and entertainment.

     We generate revenues principally from our sale of digital media content as well as iPIX keys and iPIX kits. Revenues from the sale of real estate immersive images are recognized at the time an image is distributed to web sites selected by the customer. Sales of iPIX kits and iPIX keys are recognized upon delivery to the customer. We calculate a provision for returns based on historical experience and make appropriate reserves at the time revenues are recognized. To date, returns have been insignificant. We intend to provide end-to-end solutions to customers who request digital media content to be hosted and distributed to the Internet for extended time periods. Revenues generated from the delivery of digital media content would be recognized net of the fair value of the hosting services. Revenues associated with the hosting services would be recognized ratably over the extended hosting and distribution term. Research and development services revenues were historically generated under research and development arrangements for others. We have de-emphasized these activities, and have not engaged in any of those types of arrangements since 1998.

RECENT DEVELOPMENTS

     On March 6, 2000, we entered into an agreement to acquire all of the capital stock of PictureWorks. The agreement provides that we will issue between 4,668,106 and 6,316,173 shares to the current stockholders of PictureWorks, based on the average price of our common stock for the ten days ending the second business day prior to the day the acquisition closes. We expect the acquisition of PictureWorks to close during March 2000 and will account for the transaction under the purchase method of accounting.

     PictureWorks' Rimfire technology is an infrastructure solution that enables end users to easily publish digital media such as video, audio, photographs and other images on the Internet. Users can easily deliver content to a web site by using their cursor to select the desired media and dragging that media to a Rimfire supported web site. Rimfire automatically replicates the image or other digital media content, stores the media on our web servers and appropriately formats the media file for distribution to the target web site.

     We believe our acquisition of PictureWorks will extend our digital media content infrastructure and enable us to provide our solutions to a broader range of customers that depend on user-submitted content including e-commerce web sites, community web sites and Internet portals.

SUPPLEMENTAL POOLED RESULTS OF OPERATIONS

     The following tables and the related period-to-period comparisons shown below set forth our supplemental pooled consolidated results of operations. These pooled results are not necessarily indicative of results to be expected for any future period. These tables and the related period-to-period comparisons shown below should be read together with the supplemental pooled consolidated financial statements appearing elsewhere in this report.

                                                                 FISCAL YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 1997         1998          1999
                                                              ----------   -----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues
  Products..................................................    $ 2,174      $  2,789      $ 12,523
  Research and development services.........................        318           329            --
                                                                -------      --------      --------
                                                                  2,492         3,118        12,523
Cost of revenues
  Products..................................................        461         1,274         7,262
  Research and development services.........................        316           241            --
                                                                -------      --------      --------
                                                                    777         1,515         7,262
                                                                -------      --------      --------
Gross profit................................................      1,715         1,603         5,261
                                                                -------      --------      --------
Operating expenses:
  Sales and marketing.......................................      2,839         8,783        37,785
  Research and development..................................      1,213         2,885         5,359
  General and administrative................................      2,720         3,939        13,906
  Amortization of product development and patent costs......        858            --            --
  Stock-based compensation expense..........................         --         1,162        20,675
                                                                -------      --------      --------
          Total operating expenses..........................      7,630        16,769        77,725
                                                                -------      --------      --------
Loss from operations........................................     (5,915)      (15,166)      (72,464)
Interest expense............................................        (42)         (202)       (6,684)
Other income (expense), net.................................        236           303         2,545
                                                                -------      --------      --------
Net loss....................................................     (5,721)      (15,065)      (76,603)
Dividend relative to beneficial conversion feature of Series
  B convertible preferred stock.............................         --            --        (1,000)
                                                                =======      ========      ========
Net loss attributable to common stockholders................    $(5,721)     $(15,065)     $(77,603)
                                                                =======      ========      ========
Net loss per common share -- basic and diluted..............    $ (0.50)     $  (1.22)     $  (3.01)
                                                                =======      ========      ========
Weighted average common shares -- basic and diluted.........     11,425        12,334        25,757
                                                                =======      ========      ========

                                                              FISCAL YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1998        1999
                                                              --------    --------    --------
STATEMENTS OF OPERATIONS DATA:
Revenues
  Products..................................................     87.2%       89.4%      100.0%
  Research and development services.........................     12.8        10.6          --
                                                               ------      ------      ------
                                                                100.0       100.0       100.0

                                                              FISCAL YEARS ENDED DECEMBER 31,
                                                              --------------------------------
                                                                1997        1998        1999
                                                              --------    --------    --------
Cost of revenues
  Products..................................................     18.5        40.9        58.0
  Research and development services.........................     12.7         7.7          --
                                                               ------      ------      ------
                                                                 31.2        48.6        58.0
                                                               ------      ------      ------
Gross profit................................................     68.8        51.4        42.0
                                                               ------      ------      ------
Operating expenses:
  Sales and marketing.......................................    114.0       281.7       301.7
  Research and development..................................     48.7        92.5        42.8
  General and administrative................................    109.2       126.3       111.0
  Amortization of product development and patent costs......     34.4          --          --
  Stock-based compensation expense..........................       --        37.3       165.1
                                                               ------      ------      ------
          Total operating expenses..........................    306.3       537.8       620.6
                                                               ------      ------      ------
Loss from operations........................................   (237.5)     (486.4)     (578.6)
Interest expense............................................     (1.7)       (6.5)      (53.4)
Other income (expense), net.................................      9.5         9.7        20.3
                                                               ------      ------      ------
Net loss....................................................   (229.7)     (483.2)     (611.7)
Dividend relative to beneficial conversion feature of Series
  B convertible preferred stock.............................       --          --        (8.0)
                                                               ------      ------      ------
Net loss attributable to common stockholders................   (229.7)%    (483.2)%    (619.7)%
                                                               ======      ======      ======

  Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     Revenues. Total revenues increased to $12,523,000 in 1999, compared to $3,118,000 in 1998, an increase of $9,405,000. Product revenues increased to $12,523,000 in 1999, compared to $2,789,000 in 1998, an increase of $9,734,000.
This increase was due primarily to an increase of $4,820,000 in sales of virtual tours and an increase of $4,779,000 in sales of iPIX kits and iPIX keys, primarily to e-commerce and real estate customers. We did not have research and development services revenues in 1999, compared to $329,000 in 1998.

     Cost of Revenues. Cost of revenues consists of our direct expenses associated with the capture, processing, hosting and distribution of virtual tours and the costs of the digital camera and related components included in an iPIX kit. In addition, cost of revenues include transaction fees paid to affiliates who display our virtual tours on their web sites and fees paid to resellers of our virtual tours. Cost of product revenues increased to $7,262,000 in 1999, compared to $1,274,000 in 1998, an increase of $5,988,000. This increase was the result of the sale of a higher volume of virtual tours, the expansion of our processing and hosting capacity and the cost of iPIX kits. We did not incur any cost of research and development services revenue in 1999 compared to $241,000 in 1998.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales, business development and field operations personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses, trademark licensing and technology access and sponsorship fees paid to affiliates in order to facilitate availability of our tours on their web sites. Sales and marketing expenses increased to $37,785,000 in 1999, compared to $8,783,000 in 1998, an increase of $29,002,000. This increase is due primarily to a significant increase in our sales force, increased costs relating to technology access and sponsorship fees and increased advertising and branding expenses.

     Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to third party developers. Research and development expenses increased to $5,359,000 in 1999, compared to $2,885,000 in 1998, an increase of $2,474,000. This increase was due primarily to increased staffing associated with expanding our research and development efforts to build and enhance our digital media infrastructure.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for professional services and general office and occupancy expenses. General and administrative expenses increased to $13,906,000 in 1999, compared to $3,939,000 in 1998, an increase of $9,967,000. This increase was due primarily to an increase in personnel and related costs, professional services expenses and expansion of our leased facilities.

     Stock-based Compensation Expense. Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant. The related compensation is amortized over the vesting period of the options. Stock-based compensation expense increased to $20,675,000 in 1999, compared to $1,162,000 in 1998.

     Interest Expense. In June 1999, we entered into an agreement to sell 1,100 shares of our Series C mandatorily redeemable preferred stock and 1,251,830 shares of our common stock for total gross proceeds of $11,000,000. The $11,000,000 of proceeds was allocated $4,394,000 to the Series C mandatorily redeemable preferred stock and $6,606,000 to the common stock, based on their relative fair values. The shares of the Series C mandatorily redeemable preferred stock were redeemed in accordance with their original terms after completion of our initial public offering by payment of their face value of $11,000,000. Consequently we recorded interest expense of $6,606,000, which represented primarily the original discount on the Series C mandatorily redeemable preferred stock.

     Other Income (Expense). Other income (expense) consists primarily of interest earned on cash and investments. Other income (expense) increased to $2,545,000 in 1999, compared to $303,000 in 1998. This increase was due primarily to relatively higher average cash and investment balances in 1999 reflecting the receipt of proceeds from our equity offerings.

  Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     Revenues. Total revenues increased to $3,118,000 in 1998, compared to $2,492,000 in 1997, an increase of $626,000 or 25.1%. Product revenues increased to $2,789,000 in 1998, compared to $2,174,000 in 1997, an increase of $615,000 or 28.3%. The increase in total revenues was due primarily to an increase in the sale of iPIX keys, iPIX kits and virtual tours to an expanded base of e-commerce customers. Service revenues remained essentially unchanged, increasing to $329,000 in 1998, from $318,000 in 1997.

     Cost of Revenues. Cost of product revenues increased to $1,274,000 in 1998, compared to $461,000 in 1997, an increase of $813,000, or 176.4%. This increase was due primarily to the costs associated with the increased sales of iPIX kits, costs of virtual tours and the expansion of our processing and hosting capacity. Cost of product revenues for 1998 also included a write-down of obsolete product inventory in the amount of $220,000. Cost of research and development services revenues decreased to $241,000 in 1998 compared to $316,000 in 1997. This decrease was due primarily to a 1997 contract for which project costs exceeded associated revenue.

     Sales and Marketing. Sales and marketing expenses increased to $8,783,000 in 1998, compared to $2,839,000 in 1997, an increase of $5,944,000. This growth principally reflected an increase in salary and related expenses directly attributable to the establishment of a direct sales force and an increase in advertising and public relations expense.

     Research and Development. Research and development expenses increased to $2,885,000 in 1998, compared to $1,213,000 in 1997, an increase of $1,672,000, or 137.8%. This increase was primarily due to increased staffing and associated costs relating to the introduction of Java based applications in support of the continued development of our digital content infrastructure.

     General and Administrative Expenses. General and administrative expenses increased to $3,939,000 in 1998, compared to $2,720,000 in 1997, an increase of $1,219,000, or 44.8%. This increase was primarily due to legal fees associated with litigation relating to protecting the iPIX patents and an increase in salaries and other expenses as a result of increased staffing levels necessary to support our expanding operations.

     Amortization of Product Development and Patent Costs. During 1997, we revised the estimated economic lives of capitalized product development costs from five years to one year and patent costs from seven years to three years. This change resulted in additional amortization expense of $858,000 in 1997. In 1998, product development and patent costs were insignificant, and therefore, we did not capitalize those costs.

     Stock-based Compensation Expense. Stock compensation expense consists of the amortization of deferred compensation related to stock options granted with an exercise price below the deemed fair market value of our common stock on the date of grant. Stock compensation expense was $1,162,000 in 1998. There was no stock compensation expense in 1997.

     Interest Expense. Interest expense increased to $202,000 in 1998, compared to $42,000 in 1997, an increase of $160,000. This increase was primarily due to increased interest incurred on indebtedness issued in the fourth quarter of 1997.

     Other Income (Expense). Other income (expense) in 1998 was $303,000, compared to $236,000 in 1997, an increase of $67,000 or 28.4%. This increase was primarily due to increased earnings on our cash investments.

HISTORICAL RESULTS OF OPERATIONS OF BAMBOO.COM

     The following tables and the related period-to-period comparisons shown below set forth the historical results of operations of bamboo.com, the predecessor to the combined company, for the periods presented. These historical results, which do not include the historical results of Interactive Pictures, are not necessarily indicative of results to be expected for any future period. These tables and the related period-to-period comparisons shown below should be read together with the historical financial statements appearing elsewhere in this report.

                                                                 FISCAL YEARS ENDED DECEMBER 31,
                                                                 -------------------------------
                                                                  1997       1998        1999
                                                                 ------    --------    ---------
STATEMENTS OF OPERATIONS DATA:
Revenues...................................................      $  46     $    77     $  3,756
Cost of revenues...........................................         15          67        2,880
                                                                 -----     -------     --------
Gross profit...............................................         31          10          876
Operating expenses:
  Sales and marketing......................................         10         300       18,044
  Research and development.................................         42         110        1,366
  General and administrative...............................        122         278        8,007
  Stock-based compensation expense.........................         --       1,162       20,079
                                                                 -----     -------     --------
          Total operating expenses.........................        174       1,850       47,496
                                                                 -----     -------     --------
Loss from operations.......................................       (143)     (1,840)     (46,620)
Interest expense...........................................         --          --       (6,672)
Other income (expense), net................................         --          --          647
                                                                 -----     -------     --------
Net loss...................................................       (143)     (1,840)     (52,645)
Dividend relative to beneficial conversion feature of
  Series B convertible preferred stock.....................         --          --       (1,000)
                                                                 -----     -------     --------
Net loss attributable to common stockholders...............      $(143)    $(1,840)    $(53,645)
                                                                 =====     =======     ========

                                                               FISCAL YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                               1997        1998         1999
                                                              -------    ---------    ---------
STATEMENTS OF OPERATIONS DATA:
Revenues....................................................   100.0%       100.0%       100.0%
Cost of revenues............................................    32.6         87.0         76.7
                                                              ------     --------     --------
Gross profit................................................    67.4         13.0         23.3
Operating expenses:
  Sales and marketing.......................................    21.7        389.6        480.4
  Research and development..................................    91.3        142.9         36.4
  General and administrative................................   265.2        361.0        213.2
  Stock-based compensation expense..........................      --      1,509.1        534.5
                                                              ------     --------     --------
          Total operating expenses..........................   378.3      2,402.6      1,264.5
                                                              ------     --------     --------
Loss from operations........................................  (310.9)    (2,389.6)    (1,241.2)
Interest expense............................................      --           --       (177.6)
Other income (expense), net.................................      --           --         17.2
                                                              ------     --------     --------
Net loss....................................................  (310.9)    (2,389.6)    (1,401.6)
Dividend relative to beneficial conversion feature of Series
  B
  convertible preferred stock...............................      --           --        (26.6)
                                                              ------     --------     --------
Net loss attributable to common stockholders................  (310.9)%   (2,389.6)%    (1428.2)%
                                                              ======     ========     ========

  Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

     Revenues. All revenues are derived from the sale of our virtual tours. Total revenues increased to $3,756,000 in 1999, compared to $77,000 in 1998, an increase of $3,679,000. This increase was due primarily to the implementation of a direct sales force as well as execution of expanded marketing programs designed to create awareness of our product offering.

     Cost of Revenues. Cost of revenues consists of our direct expenses associated with the capture, processing, hosting and distribution of virtual tours. In addition, cost of revenues include transaction fees paid to affiliates who host our virtual tours on their web sites and fees paid to resellers of our virtual tours. Our cost of revenues increased to $2,880,000 in 1999, compared to $67,000 in 1998. This increase was the result of a higher volume of virtual tours sold and the expansion of processing and hosting capacity in our processing center.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales, business development and field operations personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses, trademark licensing and technology access and sponsorship fees paid to affiliates in order to facilitate availability of our tours on their web sites. Sales and marketing expenses increased to $18,044,000 in 1999, compared to $300,000 in 1998. This increase was primarily a result of the implementation of a direct sales force, the expansion of our marketing programs, the addition of distribution partners to which technology access and sponsorship fees were paid and expenses associated with the issuance of equity to consultants.

     Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to third party developers. Research and development expenses increased to $1,366,000 in 1999, compared to $110,000 in 1998. This increase was due primarily to the expansion of our research and development efforts to build our visual content and digital media infrastructure.

     General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for professional services and general office and occupancy expenses. General and administrative expenses increased to $8,007,000 in 1999, compared to $278,000 in 1998. This was primarily due to increased personnel and related costs, expansion of leased facilities and increases in professional services.

     Stock-based Compensation Expense. Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant. The related compensation is amortized over the vesting period of the options. Stock-based compensation expense increased to $20,079,000 in 1999, compared to $1,162,000 in 1998.

     Interest Expense. In June 1999, we entered into an agreement to sell 1,100 shares of our Series C redeemable preferred stock and 1,251,000 shares of our common stock for total gross proceeds of $11,000,000. The $11,000,000 of proceeds was allocated $4,394,000 to the Series C mandatorily redeemable preferred stock and $6,606,000 to the common stock, based on their relative fair values. The shares of the Series C mandatorily redeemable preferred stock were redeemed in accordance with their original terms after completion of our initial public offering by payment of their face value of $11,000,000. Consequently we recorded interest expense of $6,606,000, which represented primarily the original discount on the Series C mandatorily redeemable preferred stock.

     Other Income (Expense). Other income (expense) consists primarily of interest earned on cash and investments. Other income (expense) increased to $647,000 in 1999. There was no other income (expense) in 1998.

  Year Ended December 31, 1998 Compared to the Year Ended December 31, 1997

     Total revenues increased as we expanded our virtual tours offering across Canada. Our cost of revenues increased from the year ended December 31, 1997, as the result of an increased volume of virtual tours sold and the expansion of our processing capacity. We also had an increase in sales and marketing expenses from the prior year as we expanded sales activity in additional regions in Canada. General and administrative expenses increased from the prior year primarily due to increased staffing levels necessary to support our expanding operations. Our research and development expenses increased from the prior year due to the use of additional contracted development support personnel.

LIQUIDITY AND CAPITAL RESOURCES

     The following discussion reflects the supplemental pooled consolidated positions of Interactive Pictures and bamboo.com. These pooled positions are not necessarily indicative of results to be expected for any future period. These positions should be read together with the supplemental pooled consolidated financial statements appearing elsewhere in this report.

     We have historically derived a significant portion of our liquidity and operating capital from the sale of equity securities, including private sales of preferred stock and the sale of common stock in our initial public offerings.

     At December 31, 1999, we had $18,627,000 of cash and cash equivalents compared to $1,494,000 at December 31, 1998. The increase resulted from the receipt of $90,085,000 in combined net proceeds from our initial public offerings in August 1999 and $42,096,000 in net proceeds from the sale of our preferred and common stock in the first half of 1999. This was partially offset by purchases of net investments in debt securities of $54,562,000, cash used by operations of $46,786,000 and $8,426,000 for the purchase of property and equipment.

     Net cash used in operating activities was $4,949,000 in the year ended December 31, 1997, $13,093,000 in the year ended December 31, 1998 and $46,786,000 in the year ended December 31, 1999. Net cash used for operating activities in each of these periods is primarily a result of net losses. The net loss in 1999 included $13,821,000 for non-cash stock-based compensation expense.

     Net cash provided by/(used in) investment activities was $(958,000) in the year ended December 31, 1997, $35,000 in the year ended December 31, 1998 and $(63,096,000) in the year ended December 31, 1999. Net cash provided by/(used in) investing activities was related to the acquisition of property and equipment, the purchase of short-term investments and the maturity of acquired investment securities.

     Net cash provided by financing activities was $2,997,000 in the year ended December 31, 1997, $12,741,000 in the year ended December 31, 1998 and $127,009,000 in the year ended December 31, 1999. The net cash provided by financing activities was due primarily to the sale of shares of our common and preferred stock. Net cash also was provided by the issuance of a $3,000,000 8% convertible debenture in 1997, $1,000,000 of which was repaid and $2,000,000 of which was converted to preferred stock.

     In order to comply with certain underwriting compensation rules of the National Association of Securities Dealers, Inc., Interactive Pictures repurchased an aggregate of 484,367 shares of its common stock upon the consummation of its initial public offering for an aggregate repurchase price of $3,730,000. This repurchase transaction was completed in September 1999.

     Although we have no material commitments for capital expenditures except for the amounts we will expend upon our acquisition of PictureWorks, we anticipate an increase in the rate of capital expenditures and other expenses consistent with our anticipated growth in personnel, operations and marketing activities. We anticipate utilizing a portion of the net proceeds of this offering to expand our sales and marketing activities and enhance our research and development through the next twelve months. We also may use our cash resources to acquire or license technology, products or business related to our current business. We anticipate that our operating expenses will continue to grow as we make investments in our sales and marketing and distribution capabilities and that our operating expenses will be a material use of our cash resources for the foreseeable future.

     We believe that the net proceeds from this offering, together with existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After these twelve months, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing, bank debt financing or from other sources. There can be no assurance that this capital will be available in amounts or on terms acceptable to us, if at all.

YEAR 2000 ISSUES

     Prior to January 1, 2000, there was significant uncertainty regarding the ability of computers to properly recognize dates in the 21st century. The uncertainty was primarily due to the fact that most computer systems only utilized a two digit field for date recognition. Since the passing of January 1, 2000, most computer systems have continued to function normally and the compliance and remediation work conducted prior to year 2000 was effective in preventing widespread problems. In particular, we have not experienced any material problems in our computer systems related to the year 2000. Computer experts have worried, however, that not all residual consequences of the year 2000 problem may have surfaced. Problems may still arise through miscalculations, data corruption, system failures or disruptions of operations. Any lingering year 2000 difficulties like these could result in the loss of sales or availability of our products and services. In addition, if year 2000 difficulties occur, we could be subject to litigation by customers or stockholders.

     In addition, because our internal systems utilize third party hardware and software, residual year 2000 problems affecting third parties' hardware and software could cause our internal systems to fail. If residual year 2000 problems cause the failure of any of the technology, software or systems necessary to use our products or operate our business, we could lose customers, suffer significant disruptions in our business, lose revenues and incur substantial liabilities and expenses. This would harm our business, financial condition and results of operation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. We do not expect that the adoption of SFAS No. 133 will have a material effect on our financial statements.

     In December 1999, the Commission issued Staff Accounting Bulletin No. 101 or SAB 101 "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe that the impact of SAB 101 will not have a material effect on our financial position or results of operations.

INFLATION

     Inflation has not had a significant impact on our operations to date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements, together with the report thereon of PricewaterhouseCoopers, LLP, independent auditors, are set forth on the pages indicated in item 14(a) below of this Annual Report on Form 10-K.

     This Form 10-K contains certain forward-looking statements regarding, among other things, our anticipated financial and operating results. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different form any future results, performance, or achievements expressed or implied by such forward-looking statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated herein by reference to the section entitled "Proposal 1 -- Election of Directors" in iPIX's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 17, 2000, to be filed with the SEC pursuant to Regulations 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the section entitled "Executive Compensation" in iPIX's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 17, 2000, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the section entitled "Beneficial Ownership of iPIX Common Stock of Principal Shareholders, Directors and Management" in iPIX's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 17, 2000, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the section entitled "Related Party Transactions" in iPIX's Proxy Statement for its Annual Meeting of Stockholder to be held on or about May 17, 2000, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                              PAGE
                                                              ----
Internet Pictures Corporation (formerly bamboo.com, Inc.)
  Historical Financial Statements
  Report of Independent Accountants.........................   F-2
  Consolidated Balance Sheets at December 31, 1998 and
     1999...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999.......................   F-4
  Consolidated Statements of Stockholders' Equity (Deficit)
     for the period from January 1, 1997 to December 31,
     1999...................................................   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998 and 1999.......................   F-6
  Notes to Consolidated Financial Statements................   F-7
Internet Pictures Corporation Supplemental Pooled
  Consolidated Financial Statements
  Supplemental Pooled Consolidated Balance Sheets at
     December 31, 1998 and 1999.............................  F-24
  Supplemental Pooled Consolidated Statements of Operations
     for the years ended December 31, 1997, 1998 and
     1999...................................................  F-25
  Supplemental Pooled Consolidated Statements of
     Stockholders' Equity (Deficit) for the period from
     January 1, 1997 to December 31, 1999...................  F-26
  Supplemental Pooled Consolidated Statements of Cash Flows
     for the years ended December 31, 1997, 1998 and 1999...  F-28
  Notes to Supplemental Pooled Consolidated Financial
     Statements.............................................  F-29
Interactive Pictures Corporation Historical Financial
  Statements
  Report of Independent Accountants.........................  F-49
  Consolidated Balance Sheets at December 31, 1998 and
     1999...................................................  F-50
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999.......................  F-51
  Consolidated Statements of Changes in Shareholders' Equity
     for the period from January 1, 1997 to December 31,
     1999...................................................  F-52
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998, and 1999......................  F-53
  Notes to Consolidated Financial Statements................  F-54

     All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

     (b) Reports on Form 8-K.

     1. Current Report on Form 8-K filed for an event dated October 25, 1999, announcing the signing of an Agreement and Plan of Merger between bamboo.com, Inc. and Interactive Pictures Corporation.

     (c) Exhibits.

     The following exhibits are filed herewith or incorporated by reference:

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
 3.1        --  Form of Amended and Restated Certificate of Incorporation of
                the Registrant (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999 (File No.
                333-80639)).
 3.1(a)     --  Form of Amendment to the Amended and Restated Certificate of
                Incorporation of the Registrant (incorporated by reference to Form S-1 as filed with the Commission on March 17, 2000).
 3.2        --  Form of Amended and Restated Bylaws of the Registrant
                (incorporated herein by reference to Form S-1 as filed with the Commission on March 17, 2000).

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
 4.1        --  Form of certificate representing the common stock, $.001 par value per share of Internet Pictures Corporation
 4.2        --  Investors' Rights Agreement dated as of March 12, 1999 by and between bamboo.com and certain investors (incorporated herein by reference to Form S-1 as declared effective on
                August 25, 1999 (File No. 333-80639)).
 4.3        --  Amended and Restated Registration Rights Agreement dated
                December 23, 1996, between Interactive Pictures Corporation,
                Motorola, Inc. and Discovery Communications, Inc.
                (incorporated herein by reference to Form S-1 as declared
                effective on August 4, 1999 (File No. 333-78983)).
 4.4        --  Rights Agreement dated April 9, 1998, between Interactive
                Pictures Corporation and purchasers of Series C Preferred
                Stock (incorporated herein by reference to Form S-1 as
                declared effective on August 4, 1999 (File No. 333-78983)).
 4.5        --  Amended and Restated Rights Agreement dated March 22, 1999, between Interactive Pictures Corporation and purchasers of
                Series D Preferred Stock (incorporated herein by reference to Form S-1 as declared effective on August 4, 1999 (File
                No. 333-78983)).
10.1        --  Executive Employment Agreement dated January 24, 1997, between Interactive Pictures Corporation and James M.
                Phillips, as amended (incorporated herein by reference to
                Form S-1 as declared effective on August 4, 1999 (File No.
                333-78983) filed herewith.
10.2        --  Employment and Noncompetition Agreement dated August 17,
                1998, between Interactive Pictures Corporation and Jeffrey
                D. Peters (incorporated herein by reference to Form S-1 as declared effective on August 4, 1999 (File No. 333-78983)).
10.3        --  Employment and Noncompetition Agreement dated August 24,
                1998, between Interactive Pictures Corporation and John J.
                Kalec (incorporated herein by reference to Form S-1 as
                declared effective on August 4, 1999 (File No. 333-78983)).
10.4        --  Employment Agreement dated June 23, 1997, between
                Interactive Pictures Corporation and Steven D. Zimmermann
                (incorporated herein by reference to Form S-1 as declared
                effective on August 4, 1999 (File No. 333-78983)).
10.5        --  Amended and Restated Employment Agreement with Mark R.
                Searle dated June 1, 1999 (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999 (File
                No. 333-80639)), as amended on October 15, 1999 (which
                amendment is hereby incorporated by reference to
                bamboo.com's quarterly report on Form 10Q filed on November
                15, 1999).
10.6        --  1997 Equity Compensation Plan (incorporated herein by
                reference to Form S-4 as declared effective on December 16,
                1999 (File No. 91139))
10.7        --  Amended and Restated 1998 Employee, Director and Consultant
                Stock Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139))
10.8        --  1999 Employee Stock Purchase Plan(incorporated herein by reference to Form S-4 as declared effective on December 16,
                1999 (File No. 91139))
10.9        --  Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated herein by reference to Form S-1 as declared effective on August 25,
                1999 (File No. 333-80639)).
10.10       --  Line of Credit with Silicon Valley Bank dated April 16, 1999
                (incorporated herein by reference to Form S-1 as declared
                effective on August 25, 1999 (File No. 333-80639)).
10.11       --  Joint Services Agreement with RealSelect, Inc. dated as of
                Nov. 11, 1998, as amended June 11, 1999 (incorporated herein by reference to Form S-1 as declared effective on August 25,
                1999 (File No. 333-80639)).

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.12       --  Distribution Agreement with Microsoft Corporation dated as of March 16, 1999 (incorporated herein by reference to Form
                S-1 as declared effective on August 25, 1999 (File No.
                333-80639)).
10.13       --  Distribution Agreement with HomeSeekers.com, Inc. dated as of Nov. 20, 1998 (incorporated herein by reference to Form
                S-1 as declared effective on August 25, 1999 (File No.
                333-80639)).
10.14       --  Distribution Agreement with Homes.com, a division of PCL
                Media Limited, dated as of May 10, 1999 (incorporated herein by reference to Form S-1 as declared effective on August 25,
                1999 (File No. 333-80639)).
10.15       --  Access Agreement with Cendant Corporation dated July 15,
                1999 (incorporated herein by reference to Form S-1 as
                declared effective on August 25, 1999 (File No. 333-80639)).
10.16       --  RE/MAX Approved Supplier License Agreement with RE/MAX
                International, Inc. dated April 5, 1999 (incorporated herein by reference to Form S-1 as declared effective on August 25,
                1999 (File No. 333-80639)).
10.17       --  License Agreement dated January 17, 1997, between
                Interactive Pictures Corporation and Discovery
                Communications, Inc. (incorporated herein by reference to
                Form S-1 as declared effective on August 4, 1999 (File No.
                333-78983)).
10.18       --  Patent License Agreement dated January 17, 1997, between
                Interactive Pictures Corporation and Motorola, Inc.
                (incorporated herein by reference to Form S-1 as declared
                effective on August 4, 1999 (File No. 333-78983)).
10.19       --  Agreement and Plan of Merger dated as of October 25, 1999 among Interactive Pictures Corporation, bamboo.com, Inc. and
                Mergersub (incorporated by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139)).
10.20       --  Agreement and Plan of Merger dated as of March 6, 2000 among
                Internet Pictures Corporation, PictureWorks Technology, Inc.
                and PurpleSub, Inc. (incorporated by reference to report on
                Form 8-K filed on March 14, 2000)
21.1        --  Subsidiaries of the Registrant (incorporated by reference to
                Form S-1 as filed with the Commission on March 17, 2000).
23.1        --  Consent of PricewaterhouseCoopers LLP relating to the
                consolidated financial statements of Internet Pictures
                Corporation (formerly bamboo.com, Inc.) and the supplemental pooled consolidated financial statements of Internet
                Pictures Corporation.
23.2        --  Consent of PricewaterhouseCoopers LLP relating to the
                consolidated financial statements of Interactive Pictures
                Corporation.
23.3        --  Consent of PricewaterhouseCoopers LLP relating to the
                consolidated financial statements of Interactive Pictures
                Corporation.
24.1        --  Power of Attorney (included on page 28)
27.1        --  Financial Data Schedule (for SEC use only)

     (d) Financial Statement Schedules.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          INTERNET PICTURES CORPORATION

                                          By:     /s/ JAMES M. PHILLIPS
                                            ------------------------------------
                                                     James M. Phillips
                                              Chairman of the Board and Chief
                                                      Executive Officer

Date: March 28, 2000

                               POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints James M. Phillips, John J. Kalec and Matthew S. Heiter, or any of them, as such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                /s/ JAMES M. PHILLIPS                  Chairman of the Board and Chief  March 28, 2000
-----------------------------------------------------    Executive Officer
                  James M. Phillips

                  /s/ JOHN J. KALEC                    Chief Financial Officer and      March 23, 2000
-----------------------------------------------------    Executive Vice President
                    John J. Kalec                        (Chief Accounting Officer)

               /s/ MICHAEL D. EASTERLY                 Director                         March 30, 2000
-----------------------------------------------------
                 Michael D. Easterly

                /s/ JOHN S. HENDRICKS                  Director                         March 24, 2000
-----------------------------------------------------
                  John S. Hendricks

              /s/ LABAN P. JACKSON, JR.                Director                         March 23, 2000
-----------------------------------------------------
                Laban P. Jackson, Jr.

                /s/ KEVIN B. MCCURDY                   Director                         March 29, 2000
-----------------------------------------------------
                  Kevin B. McCurdy

               /s/ LEONARD B. MCCURDY                  Director                         March 30, 2000
-----------------------------------------------------
                 Leonard B. McCurdy

                      SIGNATURE                                     TITLE                    DATE
                      ---------                                     -----                    ----

                  /s/ JOHN MORAGNE                     Director                         March 28, 2000
-----------------------------------------------------
                    John Moragne

                /s/ JOHN H. TREZEVANT                  Director                         March 23, 2000
-----------------------------------------------------
                  John H. Trezevant

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
INTERNET PICTURES CORPORATION (FORMERLY BAMBOO.COM, INC.)
  HISTORICAL FINANCIAL STATEMENTS
  Report of Independent Accountants.........................   F-2
  Consolidated Balance Sheets at December 31, 1998 and
     1999...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999.......................   F-4
  Consolidated Statements of Stockholders' Equity (Deficit)
     for the period from January 1, 1997 to December 31,
     1999...................................................   F-5
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998, and 1999......................   F-6
  Notes to Consolidated Financial Statements................   F-7

INTERNET PICTURES CORPORATION SUPPLEMENTAL POOLED
  CONSOLIDATED FINANCIAL STATEMENTS
  Supplemental Pooled Consolidated Balance Sheets at
     December 31, 1998 and 1999.............................  F-24
  Supplemental Pooled Consolidated Statements of Operations
     for the years ended December 31, 1997, 1998, and
     1999...................................................  F-25
  Supplemental Pooled Consolidated Statements of
     Stockholders' Equity (Deficit) for the period from
     January 1, 1997 to December 31, 1999...................  F-26
  Supplemental Pooled Consolidated Statements of Cash Flows
     for the years ended December 31, 1997, 1998 and 1999...  F-28
  Notes to Supplemental Pooled Consolidated Financial
     Statements.............................................  F-29

INTERACTIVE PICTURES CORPORATION HISTORICAL FINANCIAL
  STATEMENTS
  Report of Independent Accountants.........................  F-49
  Consolidated Balance Sheets at December 31, 1998 and
     1999...................................................  F-50
  Consolidated Statements of Operations for the years ended
     December 31, 1997, 1998 and 1999.......................  F-51
  Consolidated Statements of Changes in Shareholders' Equity
     for the period from January 1, 1997 to December 31,
     1999...................................................  F-52
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1998, and 1999......................  F-53
  Notes to Consolidated Financial Statements................  F-54

                       REPORT OF INDEPENDENT ACCOUNTANTS

To The Board of Directors and Stockholders of
Internet Pictures Corporation
(formerly bamboo.com, Inc.):

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and stockholders' equity (deficit) present fairly, in all material respects, the financial position of Internet Pictures Corporation (formerly bamboo.com, Inc.) and its subsidiary at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Any audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     As described in Note 12, on January 19, 2000, Internet Pictures Corporation (formerly bamboo.com, Inc.) merged with Interactive Pictures Corporation in a transaction accounted for as a pooling of interests. The accompanying supplemental pooled consolidated financial statements give retroactive effect of the merger of Internet Pictures Corporation (formerly bamboo.com, Inc.) with Interactive Pictures Corporation. Accounting principles generally accepted in the United States proscribe giving effect to a consummated business combination accounted for by the pooling of interests method in financial statements that do not include the date of consummation. These financial statements do not extend through the date of consummation; however, they will become the historical consolidated financial statements of Internet Pictures Corporation (formerly bamboo.com, Inc.) and its subsidiary after financial statements covering the date of consummation of the business combination are issued.

     In our opinion, based upon our audits, the accompanying supplemental pooled consolidated balance sheets and the related supplemental pooled consolidated statements of operations and stockholders' equity (deficit) present fairly, in all material respects, the financial position of Internet Pictures Corporation (formerly bamboo.com, Inc.) and its subsidiary at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These supplemental pooled consolidated financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these supplemental pooled consolidated financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

San Jose, California
January 31, 2000 except for Note 12, which is as of March 6, 2000

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

                          CONSOLIDATED BALANCE SHEETS

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              ---------   ---------
                                                              (IN THOUSANDS, EXCEPT
                                                               SHAREAND PER SHARE
                                                                    AMOUNTS)
                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................   $   430     $ 5,818
Securities available-for-sale...............................        --      10,014
Accounts receivable, net of allowance for doubtful accounts
  of $1 in 1998 and $3 in 1999..............................        19         171
Prepaid expenses and other current assets...................        79       2,651
                                                               -------     -------
          Total current assets..............................       528      18,654
Property and equipment......................................       212       5,222
Other assets................................................        40       1,484
                                                               -------     -------
          Total assets......................................   $   780     $25,360
                                                               =======     =======
                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable............................................   $   133     $ 1,773
Accrued liabilities.........................................       122       3,219
Deferred revenue............................................        --       4,748
Notes payable to shareholders...............................         8          --
Obligations under capital lease.............................        --         191
                                                               -------     -------
          Total current liabilities.........................       263       9,931
Obligations under capital lease, net of current portion.....        --         373
                                                               -------     -------
          Total liabilities.................................       263      10,304
                                                               -------     -------
Commitments (Note 9)
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, No par value in 1998 and
     $0.001 par value in 1999 Authorized: 500,000 shares in
     1998 and 5,001,100 shares in 1999
     Issued and outstanding: 231,250 shares in 1998 and none
      in 1999
       Liquidation value: $917 at December 31, 1998.........        --          --
  Class B common stock, No par value in 1998 and $0.0001 par value in 1999
     Authorized: Unlimited shares in 1998 and 7,421,536 in
      1999
     Issued and outstanding: 7,421,536 shares in 1998 and
      7,012,736 shares in 1999..............................         1           1
  Common stock: $0.001 par value in 1999;
     Authorized 70,000,000 shares in 1999
     Issued and outstanding: none in 1998 and 15,467,853 in
      1999..................................................        --          15
  Additional paid in capital................................     2,653      73,465
  Unearned stock-based compensation.........................        --      (2,535)
  Notes receivable from stockholders........................       (54)       (181)
  Accumulated deficit.......................................    (2,074)    (55,719)
  Accumulated other comprehensive income (loss).............        (9)         10
                                                               -------     -------
          Total stockholders' equity........................       517      15,056
                                                               -------     -------
          Total liabilities and stockholders' equity........   $   780     $25,360
                                                               =======     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                               1997         1998         1999
                                                            ----------   ----------   -----------
                                                                 (IN THOUSANDS, EXCEPT SHARE
                                                                   AND PER SHARE AMOUNTS)
Revenues..................................................  $       46   $       77   $     3,756
Cost of revenues (excludes stock-based compensation of $0,
  $0 and $398)............................................          15           67         2,880
                                                            ----------   ----------   -----------
Gross profit..............................................          31           10           876
Operating expenses:
  Sales and marketing (excludes stock-based compensation
     of $0, $583 and $13,139).............................          10          300        18,044
  General and administrative (excludes stock-based
     compensation of $0, $446 and $5,316).................         122          278         8,007
  Research and development (excludes stock-based
     compensation of $0, $133 and $1,226).................          42          110         1,366
  Stock-based compensation................................          --        1,162        20,079
                                                            ----------   ----------   -----------
          Total operating expenses........................         174        1,850        47,496
                                                            ----------   ----------   -----------
Loss from operations......................................        (143)      (1,840)      (46,620)
Other income (expense):
  Interest income.........................................          --           --           647
  Interest expense, net...................................          --           --        (6,672)
                                                            ----------   ----------   -----------
Net loss..................................................        (143)      (1,840)      (52,645)
Dividend relative to beneficial conversion related to
  issuance of Series B convertible preferred stock........          --           --        (1,000)
                                                            ----------   ----------   -----------
Net loss attributable to common stockholders..............  $     (143)  $   (1,840)  $   (53,645)
                                                            ==========   ==========   ===========
Net loss per common share -- basic and diluted............  $    (0.05)  $    (0.31)  $     (4.13)
                                                            ==========   ==========   ===========
Weighted average common shares -- basic and diluted.......   2,818,873    5,953,169    12,989,610
                                                            ==========   ==========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD FROM JANUARY 1, 1997 TO DECEMBER 31, 1999

                                                                                                                 NOTES
                                                            CLASS B COMMON                            ADDI-    RECEIVABLE
                                     PREFERRED STOCK            STOCK             COMMON STOCK       TIONAL       FROM
                                   --------------------   ------------------   -------------------   PAID IN     STOCK-
                                     NUMBER     AMOUNT     NUMBER     AMOUNT     NUMBER     AMOUNT   CAPITAL    HOLDERS
                                   ----------   -------   ---------   ------   ----------   ------   -------   ----------
                                                      IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
Balances -- January 1, 1997......          --   $   --    2,800,000    $--             --    $--     $   147     $  --
 Common stock issued for cash in
   July 1997.....................          --       --       45,025     --             --     --          14        --
 Net loss........................          --       --           --     --             --     --          --        --
 Other comprehensive income......          --       --           --     --             --     --          --        --
                                   ----------   -------   ---------    ---     ----------    ---     -------     -----
Balances -- December 31, 1997....          --       --    2,845,025     --             --     --         161        --
 Issuance of Series A convertible
   preferred stock in October and
   December 1998.................     231,250       --           --     --             --     --         925        --
 Common stock issued for cash
   through March to September
   1998..........................          --       --    1,342,231     --             --     --         432        --
 Common stock issued for services
   through February to May
   1998..........................          --       --    1,027,600     --             --     --         326        --
 Issuance of options to purchase
   common stock in exchange for
   services......................          --       --           --     --             --     --         536        --
 Shares issued upon exercise of
   options for common stock in
   September 1998................          --       --    1,870,680      1             --     --           4        --
 Warrants for common stock
   issued........................          --       --           --     --             --     --          23        --
 Issuance of warrant for common
   stock for services............          --       --           --     --             --     --         168        --
 Issuance of common stock upon
   exercise of stock options.....          --       --      336,000     --             --     --          78       (78)
 Settlement of note receivable as
   offset to note payable........          --       --           --     --             --     --          --        24
 Net loss........................          --       --           --     --             --     --          --        --
 Other comprehensive loss........          --       --           --     --             --     --          --        --
                                   ----------   -------   ---------    ---     ----------    ---     -------     -----
Balances -- December 31, 1998....     231,250       --    7,421,536      1             --     --       2,653       (54)
 Issuance of Series B preferred
   stock, net....................   2,324,780        2           --     --             --     --      13,403        --
 Conversion of Series A and
   Series B preferred stock into
   common stock..................  (2,556,030)      (2)          --     --      7,156,874      7          (5)       --
 Issuance of common stock with
   Series C mandatorily
   redeemable preferred stock in
   June 1999.....................                                --     --      1,250,830      1       6,605        --
 Issuance of common stock on
   IPO...........................          --       --           --     --      4,376,000      5      26,777        --
 Issuance of common stock upon
   exercise of warrants..........          --       --           --     --        255,385     --          --        --
 Conversion of Class B common
   stock to common stock.........          --       --     (408,800)    --        408,800     --          --        --
 Stock options granted for
   services in 1999..............          --       --           --     --             --     --       5,610        --
 Unearned stock-based
   compensation..................          --       --           --     --             --     --      15,734        --
 Amortization of stock-based
   compensation..................          --       --           --     --             --     --          --        --
 Issuance of restricted common
   stock issued to service
   provider in January 1999......          --       --           --     --        120,400     --       1,270        --
 Amortization of stock-based
   compensation for service
   provider......................          --       --           --     --             --     --          --        --
 Issuance of common stock upon
   exercise of stock options.....          --       --           --     --      1,899,564      2         418      (127)
 Dividend relative to beneficial
   conversion feature related to
   issuance of Series B preferred
   stock.........................          --       --           --     --             --     --       1,000        --
 Net loss........................          --       --           --     --             --     --          --        --
 Other comprehensive income......          --       --           --     --             --     --          --        --
                                   ----------   -------   ---------    ---     ----------    ---     -------     -----
Balances -- December 31, 1999....          --   $   --    7,012,736    $ 1     15,467,853    $15     $73,465     $(181)
                                   ==========   =======   =========    ===     ==========    ===     =======     =====

                                                 ACCUMULATED
                                                    OTHER
                                    UNEARNED       COMPRE-
                                   STOCK-BASED     HENSIVE
                                     COMPEN-       INCOME      ACCUMULATED
                                     SATION        (LOSS)        DEFICIT      TOTAL
                                   -----------   -----------   -----------   -------
                                   IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
Balances -- January 1, 1997......    $    --         $(1)       $    (91)    $    55
 Common stock issued for cash in
   July 1997.....................         --          --              --          14
 Net loss........................         --          --            (143)       (143)
 Other comprehensive income......         --           1              --           1
                                     -------         ---        --------     -------
Balances -- December 31, 1997....         --          --            (234)        (73)
 Issuance of Series A convertible
   preferred stock in October and
   December 1998.................         --          --              --         925
 Common stock issued for cash
   through March to September
   1998..........................         --          --              --         432
 Common stock issued for services
   through February to May
   1998..........................         --          --              --         326
 Issuance of options to purchase
   common stock in exchange for
   services......................         --          --              --         536
 Shares issued upon exercise of
   options for common stock in
   September 1998................         --          --              --           5
 Warrants for common stock
   issued........................         --          --              --          23
 Issuance of warrant for common
   stock for services............         --          --              --         168
 Issuance of common stock upon
   exercise of stock options.....         --          --              --          --
 Settlement of note receivable as
   offset to note payable........         --          --              --          24
 Net loss........................         --          --          (1,840)     (1,840)
 Other comprehensive loss........         --          (9)             --          (9)
                                     -------         ---        --------     -------
Balances -- December 31, 1998....         --          (9)         (2,074)        517
 Issuance of Series B preferred
   stock, net....................         --          --              --      13,405
 Conversion of Series A and
   Series B preferred stock into
   common stock..................         --          --              --          --
 Issuance of common stock with
   Series C mandatorily
   redeemable preferred stock in
   June 1999.....................         --          --              --       6,606
 Issuance of common stock on
   IPO...........................         --          --              --      26,782
 Issuance of common stock upon
   exercise of warrants..........         --          --              --          --
 Conversion of Class B common
   stock to common stock.........         --          --              --          --
 Stock options granted for
   services in 1999..............         --          --              --       5,610
 Unearned stock-based
   compensation..................    (15,734)         --              --          --
 Amortization of stock-based
   compensation..................     13,199          --              --      13,199
 Issuance of restricted common
   stock issued to service
   provider in January 1999......     (1,270)         --              --          --
 Amortization of stock-based
   compensation for service
   provider......................      1,270          --              --       1,270
 Issuance of common stock upon
   exercise of stock options.....         --          --              --         293
 Dividend relative to beneficial
   conversion feature related to
   issuance of Series B preferred
   stock.........................         --          --          (1,000)         --
 Net loss........................         --          --         (52,645)    (52,645)
 Other comprehensive income......         --          19              --          19
                                     -------         ---        --------     -------
Balances -- December 31, 1999....    $(2,535)        $10        $(55,719)    $15,056
                                     =======         ===        ========     =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                              1997     1998       1999
                                                              -----   -------   --------
                                                                    (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(143)  $(1,840)  $(52,645)
  Items not affecting cash
     Depreciation and amortization..........................     11        32        859
     Provision for doubtful accounts........................     --        --          2
     Issuance of common stock in exchange for services......     --       370      1,270
     Interest charge on redemption of Series C mandatorily
      redeemable preferred stock............................     --        --      6,606
     Issuance of Series B convertible preferred stock in
      settlement of interest payable........................     --        --          8
     Warrant committed in exchange for services.............     --       168         --
     Issuance of options in exchange for services...........     --       536      5,610
     Stock-based compensation...............................     --        --     13,199
     Changes in assets and liabilities:
       Accounts receivable..................................     (7)      (14)      (154)
       Prepaid expenses and other current assets............     --       (83)    (2,575)
       Other assets.........................................     --       (40)    (1,433)
       Accounts payable.....................................      7       127      1,652
       Accrued liabilities..................................      8        95      3,090
       Deferred revenue.....................................     --        --      4,748
                                                              -----   -------   --------
          Net cash used in operating activities.............   (124)     (649)   (19,763)
                                                              -----   -------   --------
CASH FLOWS FROM INVESTING ACTIVITY:
  Purchase of property and equipment........................     (6)     (219)    (5,367)
  Purchase of securities available-for-sale.................     --              (19,014)
  Proceeds from securities available-for-sale...............     --        --      9,000
                                                              -----   -------   --------
          Net cash used in investing activities.............     (6)     (219)   (15,381)
                                                              -----   -------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from obligation under capital lease..............     --        --        204
  Repayment of obligation under capital lease...............     --        --       (142)
  Notes payable to stockholders.............................    (14)      (27)        (8)
  Proceeds from issuance of convertible notes payable.......     --        --      1,800
  Proceeds from issuance of common stock, net of issuance
     costs..................................................     14       387     33,388
  Proceeds from exercise of common stock options............     --         5        293
  Proceeds from issuance of Series A convertible preferred
     stock, net of issuance costs...........................     --       925         --
  Proceeds from issuance of Series B convertible preferred
     stock, net of issuance costs...........................     --        --     11,597
  Proceeds from issuance of Series C mandatorily redeemable
     convertible preferred stock, net of issuance costs.....     --        --      4,394
  Proceeds from issuance of warrants........................     --        23         --
  Repayment of Series C mandatorily redeemable preferred
     stock..................................................     --        --    (11,000)
                                                              -----   -------   --------
          Net cash provided by financing activities.........     --     1,313     40,526
                                                              -----   -------   --------
Effect of exchange rate changes on cash.....................      3       (19)         6
Increase (decrease) in cash during the year.................   (127)      426      5,388
Cash and cash equivalents, beginning of year................    131         4        430
                                                              -----   -------   --------
Cash and cash equivalents, end of year......................  $   4   $   430   $  5,818
                                                              =====   =======   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     bamboo.com.inc. (the "Company" or "bamboo Delaware") was incorporated on March 26, 1998 as Jutvision Corporation under the laws of the state of Delaware. The Company has a wholly-owned subsidiary, bamboo.com Canada Inc. ("bamboo Canada"), a company incorporated on December 23, 1998 under the laws of the province of Ontario, Canada as Jutvision Canada Inc. The Company and its subsidiary generate revenue from the sale of its virtual tour product of real estate and other properties on the Internet. Tours are produced by videotaping the inside and outside of the home or other property, processing the videotape into a complete virtual tour, and distributing the virtual tour to sites on the Internet. The virtual tours provide enhanced visual content and are integrated with multiple listing services by real estate destination web sites. The Company's markets are the United States and Canada. In 1999, the Company emerged from the development stage.

     The business of the Company was previously operated as Jutvision Corporation, a company incorporated on November 2, 1995 under the laws of the Province of Ontario, Canada.

     On January 1, 1999, the Board of Directors authorized a corporate reorganization (see Note 2). Through a series of share exchange agreements, bamboo Delaware, emerged as the parent company of bamboo Canada and Jutvision Corporation was merged with bamboo Canada. Prior to the reorganization, bamboo.com did not have any operations, assets or liabilities.

     Under the terms of the reorganization, there was no change in ownership and, therefore, Jutvision Corporation, has been treated as a predecessor business and its results presented as the historic results of the Company. The predecessor business's financial statements presented herein include the results of operations and cash flows for the periods ended December 31, 1997 and 1998 and the balance sheet as of December 31, 1998.

     On April 23, 1999, Jutvision Canada, Inc. changed its name to bamboo.com Canada, Inc. and Jutvision Corporation changed its name to bamboo.com, Inc.

     On August 25, 1999, the Company completed an initial public offering ("IPO") of 4,000,000 shares of its common stock resulting in proceeds, net of underwriting discount and other direct costs of approximately $24,333.

2. REORGANIZATION

     Each Board of Directors approved a reorganization of Jutvision Corporation, bamboo Canada and bamboo Delaware effective January 1, 1999 through the following share exchange arrangements:

     (a) Exchange of common stockholders. The common stockholders of Jutvision Corporation agreed to exchange the outstanding 7,421,536 common shares on a one-for-one basis for Series B convertible preferred shares of bamboo Canada. In addition, holders of the outstanding common stock of Jutvision Corporation also agreed to purchase on a pro-rata basis 7,421,536 Class B common shares of bamboo Delaware on a one-for-one basis for $0.0001 per share.

     Under the charters of the respective companies and under a Conversion and Pairing Agreement, between bamboo Delaware and bamboo Canada, the holders of the Series B convertible preferred stock of bamboo Canada may exchange their shares at any time on a one-for-one basis for common stock of bamboo Delaware, and the shares of the Series B will be redeemed at par value of $0.0001 per share. Common stock and Class B common stock of bamboo Delaware have identical rights and privileges with regard to voting. The Series B convertible preferred stock has voting privileges only where a separate class vote is required by law.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The Series B convertible preferred stock may not be transferred without either a two-thirds vote of the existing common stockholders of bamboo Canada or approval of the Board of Directors of bamboo Canada. The Series B convertible preferred stock of bamboo Canada automatically converted into common stock of bamboo Delaware if:

     - the net proceeds of an initial public offering of bamboo Delaware common stock exceeds $10,000; or,

     - there is written election by not less than two-thirds majority of the Series B stockholders; or

     - there is a liquidation, dissolution or winding-up of bamboo Canada.

     On June 7, 1999, bamboo Canada amended its articles of incorporation and the Conversion and Pairing Agreement to reflect the creation of Series C convertible preferred stock ("Series C"). Effective June 11, 1999, the outstanding Series B convertible preferred stock was converted to Series C. The Series C has substantially all of the same rights and preferences as the Series B convertible preferred shares, except that the Series C shares do not automatically convert in the event that the parent company, bamboo.com, completes an initial public offering of its stock. Under the amended conversion and pairing agreement, the Series C shares are exchangeable on a one for one basis for common stock of the parent company, bamboo.com, and the shares of the Series C will be redeemed at par value of $0.0001 per share.

     Due to the terms of the Conversion and Pairing Agreement, the equity interest of the Series B convertible preferred shareholders of bamboo Canada is inseparable from and substantively represents an equivalent equity interest in bamboo Delaware. Accordingly, these shares are presented as equity in the parent company in the consolidated financial statements.

     (b) Exchange of preferred stockholding. In connection with the reorganization, holders of the 231,250 shares of outstanding Series A convertible preferred stock ("Series A") of Jutvision Corporation agreed to exchange their shares on a one-for-one basis for Series A of bamboo Delaware.

     On December 23, 1998, 500,000 shares of the undesignated preferred stock in bamboo Delaware were designated as Series A, having the same rights and characteristics as the Series A of Jutvision Corporation.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company balances and transactions have been eliminated.

     Foreign Currency Translation. The functional currency of the Company's subsidiary is the Canadian dollar. Monetary assets and liabilities denominated in foreign currencies are translated into U.S. dollars, at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities and transactions are translated at exchange rates prevailing at the respective transaction dates. Revenue and expenses are translated at the average rates of exchange during the year. Translation gains and losses are recorded in accumulated other comprehensive income (loss).

     Exchange gains and losses arising from foreign currency transactions are included in the statement of operations and comprehensive income (loss).

     Use of Estimates in the Preparation of Financial Statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Cash, Cash Equivalents and Investments. The Company considers all highly liquid investments with a maturity from date of purchase of three months or less to be cash equivalents. Cash and cash equivalents consist primarily of cash on deposit with banks and high quality money market instruments. All other liquid investments are classified as either short-term or long-term securities available-for-sale, which consist of commercial paper and corporate bonds.

     Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1999, all investment securities were designated as available-for-sale. Securities available-for-sale are carried at fair value, using available market information with unrealized gains and losses reported in accumulated other comprehensive income/(loss).

     Realized gains and losses, which are calculated using the specific identification method and declines in value judged to be other-than-temporary on securities available-for-sale are included in the statement of operations as realized or incurred. Interest and dividends on securities classified as available-for-sale are included in interest income.

     At December 31, 1999, the Company's securities available-for-sale consisted of the following: Commercial paper $6,962, corporate bonds $3,039, municipal bonds of $3,013 and money market funds of $1,476. Of these securities, $10,014 and $4,476 was classified as securities available-for-sale and cash and cash equivalents, respectively.

     As of December 31, 1999, the difference between the fair value and the amortized cost of securities available-for-sale was not significant. For the year ended December 31, 1999, there were no realized gains and losses on sales of securities available-for-sale.

     Fair Value of Financial Instruments. The carrying amounts of certain of the Company's financial instruments, including cash equivalents, securities available-for-sale, accounts receivable, accounts payable, and notes payable to stockholders approximate fair value due to their short-term maturities. Capital leases are carried at cost, which approximate fair value due to the proximity of the implicit rates of these financial instruments and the prevailing rates for similar instruments.

     Certain Risks and Concentrations. The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and cash equivalents, securities available-for-sale and accounts receivable. The Company maintains its accounts for cash and cash equivalents, securities available-for-sale with one major bank in the United States and one major bank in Canada. Deposits in these banks may exceed the amount of insurance provided on such deposits. The Company has not experienced any losses on its deposits of its cash and cash equivalents. Its securities available-for-sale are with one major financial institution in the United States.

     The Company's revenue is derived entirely from the sale of its virtual tour product. The Company performs ongoing credit evaluations of its customers' financial condition and generally requires no collateral.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The following table summarizes the accounts receivables from customers in excess of 10% of the total accounts receivable.

                                                                YEARS ENDED
                                                                DECEMBER 31,
                                                                ------------
                                                                1998    1999
                                                                ----    ----
Company A...................................................    58%      0%
Company B...................................................    13%      0%
Company C...................................................     0%     23%
Company D...................................................     0%     19%
Company E...................................................     0%     18%

     For the year ended December 31, 1997 and 1998, Company A accounted for 25% and 77% of total revenues, respectively. For the year ended December 31, 1999, no Company accounted for 10% of total revenues.

     100%, 100% and 7% of revenues were earned from customers located in Canada with accounts receivable balances denominated in Canadian dollars in the years ended December 31, 1997, 1998 and 1999, respectively.

     More than 90% of the Company's revenue is related to the real estate industry. The Company does not list real estate on its own web site and is therefore dependent upon distribution agreements with real estate destination sites. If any of these agreements were terminated its revenue and results of operations could be adversely affected.

     Property and Equipment. Property and equipment are recorded at cost and depreciated on a straight line basis over the estimated lives of the assets ranging between two and five years. Leasehold improvements are amortized over the term of the lease or the estimated useful lives, whichever is shorter. Major additions and improvements are capitalized, while replacements, maintenance and repairs that do not improve or extend the life of the assets are charged to operations. In the period assets are retired or otherwise disposed of, the costs and related accumulated depreciation and amortization are removed from the accounts, and any gain or loss on disposal is included in the statement of operations.

     Depreciation and amortization expense for the years ended December 31, 1997, 1998 and 1999, was $11, $32 and $859, respectively.

     Accounting for Long-Lived Assets. The Company reviews property and equipment and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset may not be recoverable. Recoverability is measured by comparison of carrying amount to future net cash flows an asset is expected to generate. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount as which the carrying amount of the assets exceeds the projected discounted future cash flows arising from the asset.

     Revenue Recognition. The Company generates revenue from the sales of its virtual tour product to real estate agents and others that includes videotaping a home, other property or venue, processing the videotape into a complete virtual tour and distributing the virtual tour to sites on the internet. Revenue from the sale of tours is recognized at the time a virtual tour is posted to the Web site selected by the customer, provided there are no remaining significant obligations and collection of the resulting receivable is probable. The Company calculates a return provision based on historical experience and makes appropriate reserves at the time revenue is recognized.

     Barter Revenues. Barter revenues come from one distinct contractual source: barter sale of virtual tours similar in nature to the Company's cash sale of virtual tours. Barter revenues result from the exchange by the

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

Company of a number of virtual tours for advertising on Web sites of a third party. Barter revenues are recognized in accordance with APB 29, "Accounting for Nonmonetary Transactions". The Company records barter revenue at fair value of the virtual tours exchanged for advertising.

     Revenues and sales and marketing expenses arising from this transaction are recorded at fair value as the Company has an established historical practice of receiving cash for similar sales of virtual tours. The Company recorded no barter revenue in 1997 and 1998. In 1999, the Company began to engage in barter sale of virtual tours and recorded barter revenues of $127, which represented approximately 3% of total revenues for 1999. Sales and marketing expense arising from this barter transaction was recognized when the Company's are delivered on the reciprocal Web site which is typically the same period in which the virtual tours are delivered.

     Stock-Based Compensation. The Company has adopted the disclosure-only provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-based Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, pro forma disclosures required under SFAS No. 123 have been presented (see Note
8). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and exercise price of the option. Stock and other equity instruments issued to non-employees have been accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments Issued to other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services," and valued using the Black-Scholes model.

     In connection with certain employee and non-employee stock option and restricted stock grants, the Company amortizes unearned stock-based compensation over the vesting period of the related grant using the method set out in FASB Interpretation No. 28 ("FIN"). Under FIN 28, each tranche of options is accounted for as a separate grant awarded for past services. Accordingly, the compensation expense is recognized over the period in which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related grants.

     Income Taxes. The Company accounts for its income taxes in accordance with the liability method. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and income tax bases of assets and liabilities and are measured using the enacted tax rates and laws. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

     Research and development costs. Research and development costs are charged to operations as incurred, except for certain software development costs. In January 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance for the accounting of software developed or obtained for internal use, including the requirement to capitalize specified costs and amortization of such costs. Costs incurred in the design, creation and maintenance of content, graphics and user interface of the Company's web-site are expensed as incurred. Costs incurred in the development of application and infrastructure of the web-site are capitalized and amortized over the useful life of the web-site. In 1999, such costs eligible for capitalization were insignificant.

     Internal Use Software. In January 1999, the Company adopted Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," which provides guidance for the accounting of software developed or obtained for internal use, including the requirement to

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

capitalize specified costs and amortization of such costs. Costs incurred in the design, creation and maintenance of content, graphics and user interface of the Company's web-site are expensed as incurred. Costs incurred in the development of application and infrastructure of the web-site are capitalized and amortized over the useful life of the web-site.

     Advertising. The Company expenses advertising costs as they are incurred. Advertising expense for each of the years in the three year period ended December 31, 1999 were $7, $62 and $4,278, respectively. Of these total expenses, barter advertising expenses of $127 were incurred during the year ended December 31, 1999. There were no barter advertising expenses for 1997 and 1998.

     Net loss per common share. Basic net loss per common share is computed by dividing the net loss attributable to common stockholders for the period by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares, composed of common shares issuable upon the exercise of stock options and warrants and common stock subject to a right of repurchase, are included in the diluted net loss per share computation to the extent such shares are dilutive.

     The following table summarizes common stock equivalents that are not included in the diluted net income per share calculation of the denominator above because to do so would be antidilutive for the periods indicated:

                                                            YEARS ENDED DECEMBER 31,
                                                           ---------------------------
                                                            1997     1998      1999
                                                           ------   ------   ---------
Weighted average effect of common stock equivalents:
  Series A convertible preferred stock...................      --   31,667     150,154
  Series B convertible preferred stock...................      --       --   1,031,820
  Options to purchase common stock.......................      --       --   4,933,996
  Warrants to purchase common stock......................      --       --     269,260
  Unvested common stock subject to repurchase............      --       --      19,242
                                                           ------   ------   ---------
                                                               --   31,667   6,404,472
                                                           ------   ------   ---------

     Comprehensive Income (Loss). Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting comprehensive income (loss) and its components in financial statements. Comprehensive income (loss), as defined, includes all changes inequity during a period from non-owner sources.

     The components of comprehensive income (loss) are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                             --------------------------
                                                             1997     1998       1999
                                                             -----   -------   --------
Net loss...................................................  $(143)  $(1,840)  $(52,645)
Foreign currency translation adjustment....................      1        (9)        19
                                                             -----   -------   --------
          Comprehensive loss...............................  $(142)  $(1,849)  $(52,626)
                                                             -----   -------   --------

     Recent Accounting Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, or SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities. SFAS 133 requires that all derivatives be recognized at fair value in the statement of financial position, and that the corresponding gains or losses be reported either in the statement of operations or as a

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

component of comprehensive income, depending on the type of hedging relationship that exists. The Company does not currently hold derivative instruments or engage in hedging activities.

     In July 1999, the FASB issued Statement of Financial Accounting Standards No. 137, or SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB No. 133". SFAS 137 deferred the effective date of SFAS 133 until the first fiscal quarter beginning after June 15, 2000.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 or SAB 101 "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

4. BALANCE SHEET ACCOUNTS

  Prepaid expenses and other current assets:

                                                              1998    1999
                                                              ----   ------
Prepaid expenses............................................  $79    $1,757
Other receivables...........................................   --       894
                                                              ---    ------
                                                              $79    $2,651
                                                              ---    ------

  Property and equipment:

                                                              1998    1999
                                                              ----   ------
Service provider equipment..................................  $197   $  714
Computer equipment..........................................    45    2,045
Office equipment............................................    11    2,777
Leasehold improvements......................................     4      590
                                                              ----   ------
                                                               257    6,126
Less: Depreciation and amortization.........................   (45)    (904)
                                                              ----   ------
                                                              $212   $5,222
                                                              ----   ------

     Property and equipment includes $706 of assets held under capital leases and accumulated amortization of assets held under capital leases of $165 at December 31, 1999.

  Accrued liabilities:

                                                              1998    1999
                                                              ----   ------
Accrued liabilities -- trade................................  $ 82   $2,322
Accrued salaries and benefits...............................    40      382
Employee share purchase plan................................    --      515
                                                              ----   ------
                                                              $122   $3,219
                                                              ----   ------

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. BORROWINGS

     On February 2, 1999, the Company issued convertible subordinated promissory notes of $1,800, which bore interest at a rate of 10% per annum. On March 12, 1999, the entire principal balance of $1,800 plus accrued interest of $9 was converted into 311,495 shares of Series B convertible preferred stock of the Company.

     On April 16, 1999, the Company obtained a line of credit under which the Company can borrow up to $1,000 in short term financing. Amounts drawn down bear interest at prime (8.50% at December 31, 1999). No advances have been drawn from this line of credit. The line of credit is collateralized by a $1,000 certificate of deposit; $200 of which is restricted for payroll processing.

6. STOCKHOLDERS EQUITY

     Convertible Preferred Stock. Under the Company's Certificate of Incorporation, as amended, the Company's convertible preferred stock is issuable in series and the Company's Board of Directors subject to stockholder approval, is authorized to determine the rights, preferences and privileges of each series. The Company has authorized 5,001,100 shares of convertible preferred stock, of which 1,100 is designated as Series C mandatorily redeemable preferred stock ("Series C").

     On March 12, 1999, the Company issued 2,152,574 shares of Series B convertible preferred stock ("Series B"), having a par value of $0.001 per share, at $5.807 per share for total cash proceeds of $10,686 and for conversion of notes payable and settlement of accrued interest of $1,809.

     On May 5, 1999, the Company issued an additional 172,206 shares of Series B with a par value of $0.001 for $5.807 per share for total cash proceeds of $1,000. In connection with this issuance, the Company recorded a charge of $1,000 representing a beneficial conversion feature limited to the proceeds received.

     On June 11, 1999, the Company entered into an agreement to sell 1,100 shares of its Series C and 1,250,830 shares of its common stock for total gross proceeds of $11,000. The $11,000 of proceeds from issuance has been allocated to the Series C mandatorily redeemable preferred stock and the common stock based on their relative fair values. Accordingly, $4,394 was allocated to the Series C and $6,606 was allocated to the common stock at June 11, 1999.

     The relative fair values are $8,023 for the Series C and $12,062 for the common stock. Upon completion of the initial public offering, on August 31, 1999 the Company repaid the redemption amount of $11,000. As a result the Company recognized the entire discount of $6,606 as an interest charge in the year ended December 31, 1999.

     The terms of Series A, Series B and Series C were as follows:

     Dividends. The holders of Series A and Series B were entitled to dividends of $0.32 and $0.4646, respectively, per share per annum, as and when declared by the Board of Directors.

     The holders of Series C redeemable preferred stock were entitled to receive cumulative dividends out of any assets legally available and prior and in preference to any other securities, of $500 per share accruing annually from June 30, 2000.

     Voting rights. Each share of Series A and Series B entitled a holder to the number of votes per share equal to the number of shares of common stock (including fractions of a share) into which each share of Series A and Series B was convertible. The Series C mandatorily redeemable preferred stock were entitled to elect one director to the Board of Directors, which currently consists of six directors in total.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Liquidation. Upon any liquidation, dissolution or winding up of the Company, the holders of the Series A and Series B were to rank in parity with each other and would been titled to receive, in equal preference, before any distribution or payment is made to the holders of common stock, a sum equal to all declared and unpaid dividends, in addition to an amount per share of $4.00 and $5.807, respectively. In addition, Series B holders are entitled to participate pro rata based on the number of shares of common stock into which the Series B convert, along with the holders of the common stock in any surplus assets remaining after payment of the liquidation preferences. This amount is limited to $14.5175 per Series B share.

     The holders of Series C were entitled to receive prior and in preference to any other distribution, dividend or redemption payments of any assets of the Company their payment of the redemption price.

     Conversion. Each share of Series A and Series B was convertible into the number of shares of common stock determined by dividing $4.00 and $5.807, respectively, by the conversion price at the time in effect for each such share of convertible preferred stock.

     Initial Public Offering. On August 25, 1999, the Company completed the IPO of 4,000,000 shares of its common stock at a price of $7 per share. Proceeds of the offering, net of underwriting discount and other direct costs of the offering, were approximately $24,333. On September 7, 1999, under the terms of the underwriting agreement covering the IPO, the underwriters exercised their over allotment option for 376,000 shares of the common stock of the Company. Proceeds received, net of underwriting discount, from exercise of the over allotment option were approximately $2,448.

     Upon completion of the Company's IPO and in accordance with the respective preferred stock purchase agreements 231,250 and 2,324,780 shares of the Company's Series A and Series B convertible preferred stock converted into 647,500 and 6,509,370 shares of common stock of the Company respectively.

     In accordance with the terms of the original option grants upon completion of the IPO options to purchase 1,921,409 shares of the Company's common stock became fully vested. As a result, additional compensation expense of $2,622 has been recorded in the year ended December 31, 1999.

     On August 31, 1999, the Company used $11,000 of the proceeds of the IPO to redeem 1,100 shares of the Company's Series C.

     Common Stock. The Company's Certificate of Incorporation authorizes the Company to issue 70,000,000 common shares with $0.001 par value. Each common share entitles the holder to one vote. The holders of the shares of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the Board of Directors, subject to the prior rights of holders of all classes of stock at the time outstanding having priority rights as to dividends.

     Stock Split. On September 15, 1998, the Company authorized a 1,000:1 common stock split and on July 19, 1999, the Company authorized a 2.8:1 forward common stock split, which was effected prior to the closing of the public offering on August 25, 1999. The effect of these stock splits have been retroactively reflected throughout the financial statements.

     Employee Stock Purchase Plan. On June 9, 1999, the Board of Directors approved the 1999 Employee Stock Purchase Plan and on July 19, 1999, the Company's stockholders approved the adoption of the 1999 Employee Stock Purchase Plan under which 700,000 shares have been reserved for issuance at December 31, 1999.

     Class B Common Stock. As part of the reorganization on January 1, 1999, (Note 2) the Company authorized and issued 7,421,536 Class B common shares with a par value of $0.0001 per share. Each common share entitles the holder to one vote.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Common Share Units. On June 28, 1998, the Company issued 120,000 common share units for total proceeds of $76, net of share issuance costs. Each unit consisted of 2.8 common shares and a warrant to purchase 2.8 common shares. The fair value of the warrants was established at $23 using the Black-Scholes method with the following assumptions, no annual dividend, volatility of 55%, risk free interest rate of 5.35% and term of one year. Based on the fair value of the underlying instruments within the common share unit, $53 of the total proceeds was allocated to common shares and the balance of $23 was allocated to the warrants to purchase common shares. Each warrant entitled the holder to purchase
2.8 common shares at approximately $0.23 per share on or before June 28, 1999.

     On December 8, 1998, the warrants were exercised to purchase 336,000 common shares for net proceeds of $78. On December 31, 1998, promissory notes pertaining to this warrant conversion were outstanding in the amount of $54. The promissory notes are non-interest bearing until June 28, 1999, after which interest accrues at the prime rate charged from time to time by the Royal Bank of Canada, compounded semi-annually, and have no repayment terms.

     Issued for Services Rendered. At various times throughout the year ended December 31, 1998, 1,027,600 common shares were issued to certain individuals, for services rendered. The fair market value of the stock issued of $326 was charged to results of operations and comprehensive loss.

  Stock Option Plan

     1998 Employee, Director and Consultant Stock Option Plan

     During 1998, the Company authorized an Employee, Director and Consultant Stock Option Plan for a total of 2,380,000 common shares. This plan became effective on January 1, 1999 once the Company was reorganized. During 1999, an additional 5,799,394 common shares were authorized under the Plan. Each option under the incentive plan allows for the purchase of common stock of the Company and expires not later than five or ten years from the date of grant, depending on the ownership of the option participants. The vesting terms of the stock options will be determined on each grant date and are generally two or three years; however, the amount of options that can be exercised per participant in any calendar year will be restricted to an aggregate fair market value of $100 of the underlying common stock.

     Activity under the Plan is set forth below:

                                                       OPTIONS OUTSTANDING
                                               ------------------------------------
                                                                           AVERAGE
                                                                           WEIGHTED
                                  AVAILABLE                  PRICE PER     EXERCISE
                                  FOR GRANT      SHARES        SHARE        PRICE     AMOUNT
                                  ----------   ----------   ------------   --------   -------
Balances, January 1, 1999.......          --           --             --       --          --
Options authorized..............   8,179,394
Options granted.................  (7,235,039)   7,235,039   $0.18-$22.75    $1.48     $10,728
Options exercised...............          --   (1,899,564)     0.18-7.00     0.22        (420)
Options canceled................     160,300     (160,300)     0.18-7.00     1.35        (216)
Stock purchase rights granted...    (120,400)     120,400           0.18     0.18          22
Stock purchase rights
  exercised.....................          --     (120,400)          0.18     0.18         (22)
                                  ----------   ----------   ------------    -----     -------
Balances, December 31, 1999.....     984,255    5,175,175   $0.18-$22.75    $1.95     $10,092
                                  ==========   ==========   ============    =====     =======

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The options outstanding and currently exercisable by exercise price at December 31, 1999 are as follows:

                      OPTIONS OUTSTANDING
             -------------------------------------    OPTIONS EXERCISABLE
                             WEIGHTED                ----------------------
                             AVERAGE      WEIGHTED                 WEIGHTED
                            REMAINING     AVERAGE                  AVERAGE
  EXERCISE     NUMBER      CONTRACTUAL    EXERCISE     NUMBER      EXERCISE
   PRICE     OUTSTANDING   LIFE (YEARS)    PRICE     OUTSTANDING    PRICE
  --------   -----------   ------------   --------   -----------   --------
   $ 0.18     2,933,052         9.1        $ 0.18     1,893,635     $ 0.18
     0.27       991,610         9.3          0.27       404,950       0.27
     0.36        67,200         9.3          0.36        58,800       0.36
     0.54       384,476         9.4          0.54       147,526       0.54
     3.57       105,084         9.5          3.57        33,390       3.57
     7.00       288,453         9.6          7.00        35,627       7.00
    14.44        61,000         9.9         14.44            --      14.44
    16.25       241,000         9.8         16.25            --      16.25
    16.75        75,000        10.0         16.75            --      16.75
    22.75        28,300         9.7         22.75            --      22.75
              ---------                               ---------
              5,175,175                               2,573,928
              =========                               =========

     As of December 31, 1997 and 1998, there were no options outstanding.

     Pro forma stock-based compensation. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") for option grants to employees. Had compensation cost been recorded based on the fair value at the grant date for the awards in 1999 consistent with the provisions of SFAS No. 123, the Company's net loss for the year ended December 31, 1999 would have been as follows:

                                                                1999
                                                              --------
Net loss attributable to common stockholders -- as
  reported..................................................  $(53,645)
Net loss attributable to common stockholders -- pro forma
  (unaudited)...............................................   (54,544)
Net loss per common share -- basic and diluted as
  reported..................................................     (4.13)
Net loss per common share -- basic and diluted pro forma
  (unaudited)...............................................     (4.20)

     Such pro forma disclosures may not be representative of future compensation cost because options vest over several years and additional grants are made each year. In addition the value of options granted whilst the Company was non-public have been established using the minimum value method. The fair value of each option grant in 1999 have been estimated on the date of grant using the risk-free interest rates between 5% and 6%, expected lives of four years and a dividend yield of nil. The fair value of all future grants will be established using a method which includes a volatility factor.

     Restricted Stock Agreements. In February 1999, the Company issued from the plan 120,400 shares of its common stock on exercise of stock purchase rights granted in exchange for services under restricted purchase agreements. In accordance with the term of the grant the repurchase provision expired on August 25, 1999, the effective date of the Company's IPO.

     Additionally, the Company recorded unearned stock-based compensation for restricted common stock granted to service providers of approximately $1,270 including the effect of the accelerated vesting on the effective date of the Company's IPO during the year ended December 31, 1999.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Warrant. Pursuant to a marketing and distribution agreement entered into on November 11, 1998, the Company agreed to issue a stock purchase warrant to purchase up to 280,000 shares of common stock at $1.43 per share and expires on December 31, 1999. The warrant has been recorded at its fair value of $168 with the costs charged to the statement of operations and comprehensive income (loss) in the year ended December 31, 1998. The fair value of the warrant was estimated using the Black-Scholes option-pricing model. The following assumptions were used in the model: no annual dividend, expected volatility of 55%, risk-free interest rate of 5.35%; and an expected life of 1.2 years. This warrant was exercised in December 1999.

     Stock-Based Compensation. In connection with certain stock option grants to employees during the year ended December 31, 1999, the Company recorded unearned stock-based compensation totaling $15,734, which is being amortized over the vesting periods of the related options which is generally two to three years. Amortization of this stock-based compensation recognized during the year ended December 31, 1999 totaled approximately $13,199. The total unearned stock-based compensation recorded to date will be amortized as follows: $1,842 in 2000; $595 in 2001 and $98 in 2002.

     Options to acquire 1,870,680 and 715,553 shares of common stock were issued to non-employees during the year ended December 31, 1998 and 1999, respectively. The fair value of the common stock options was determined to be $536 and $5,610 for 1998 and 1999, respectively, using the Black-Scholes pricing model. Stock-based compensation related to stock options granted to non-employees is recognized as the service is provided. At each reporting date, the Company remeasures the unvested portion of such option grants using the Black-Scholes pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $536 and $5.6 million for the year ended December 31, 1998 and 1999, respectively. Future stock-based compensation from these options is estimated to be $484 at December 31, 1999.

7. INCOME TAXES

     The principal items accounting for the difference between income taxes computed at the Statutory rate and the provision for income taxes are as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                              1997     1998     1999
                                                              -----    -----    -----
Statutory rate (Canadian 1997 and 1998, US Federal 1999)....   44.5%    44.5%    34.0%
Amounts not deductible for tax purposes.....................   (0.5)%    0.0%   (13.9)%
Operating losses not benefited..............................  (44.0)%  (44.5)%  (20.1)%
                                                              -----    -----    -----
                                                                 --       --       --
                                                              =====    =====    =====

     No federal or state income taxes were recorded for the years prior to 1999.

     At December 31, 1999, bamboo.com Canada Inc. had accumulated income tax losses of $1,944 available in Canada for carry-forward to reduce taxable income of future years, the benefit of which has not been recorded in these financial statements. The income tax losses expire as follows:

2002........................................................  $   83
2003........................................................     137
2004........................................................   1,724
                                                              ------
                                                              $1,944
                                                              ======

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     For Canadian federal and Ontario provincial tax purposes, bamboo.com Canada Inc. net operating loss carryforwards are subject to certain limitations on utilization in the event of changes in ownership.

     At December 31, 1999, the Company had accumulated approximately $26,911 and $32,218 of federal and state net operating loss carryforwards available to offset future taxable income which expire at varying amounts beginning in 2019 and 2007, respectively. Under the Tax Reform Act of 1986, the amounts and benefits from net operating loss carryforwards may be impaired or limited in certain circumstances. Such amounts, if any, have not been determined. Events which cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period.

     Deferred tax assets are summarized as follows:

                                                              1998       1999
                                                              -----    --------
Deferred tax assets:
Non-capital losses (Canadian 1998 and US Federal 1999)......  $ 865    $ 11,029
Deferred revenue............................................     --         831
Accrued liabilities.........................................     --         221
Other.......................................................      8          95
                                                              -----    --------
                                                                873      12,176
Deferred tax liabilities:
  Depreciation and amortization.............................     --         (64)
                                                              -----    --------
  Net Deferred tax assets...................................    873      12,112
Valuation allowance.........................................   (873)    (12,112)
                                                              -----    --------
                                                              $  --    $     --
                                                              =====    ========

     The Company has recorded a full valuation allowance against its deferred tax assets because it believes it is more likely than not that sufficient taxable income will not be realized during the carryforward period to utilize the deferred tax asset. The valuation allowance increased by $770 and $11,239 during 1998 and 1999, respectively. Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company's ability to generate taxable income in the respective tax jurisdiction within the loss carryforward periods.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

8. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Supplemental disclosures:
  Unearned stock-based compensation related to stock option
     grants.................................................  $     --   $     --   $ 15.734
                                                              --------   --------   --------
  Property and equipment acquired under capital leases......        --         --        502
                                                              --------   --------   --------
  Conversion of notes payable to Series B...................        --         --      1,800
                                                              --------   --------   --------
  Issuance of Series B convertible preferred stock in
     settlement of interest.................................        --         --          8
                                                              --------   --------   --------
  Dividend relative to beneficial conversion feature of
     Series B...............................................        --         --      1,000
                                                              --------   --------   --------
  Exercise of common stock options and warrants in exchange
     for note receivable....................................        --         78        127
                                                              --------   --------   --------
  Interest paid.............................................        --         --         66
                                                              --------   --------   --------
  Income taxes paid.........................................        --         --          1
                                                              --------   --------   --------
  Note receivable settled as offset of note payable.........        --         24         --
                                                              --------   --------   --------
  Common stock issued below fair value......................        --         45         --
                                                              --------   --------   --------
  Issuance of common stock for services.....................        --        326      1,270
                                                              --------   --------   --------
  Issuance of warrant for common stock for services.........        --        168         --
                                                              --------   --------   --------
  Issuance of options for common stock for services.........        --        536      5,610
                                                              --------   --------   --------

9. COMMITMENTS

     Operating Leases. The Company is obligated under leases for the rental of facilities, computer equipment and office equipment. Minimum future rental payments under the Company's current leases in effect as at December 31, 1999 are as follows:

2000........................................................  $863
2001........................................................   811
2002........................................................   437
2003........................................................   272
2004........................................................   100

     Total rent expense was $8, $39 and $757 in the years ended December 31, 1997, 1998 and 1999.

     Marketing and distribution agreements. The Company has entered into marketing and distribution agreements with certain real estate destination Web sites to maintain certain promotional and linkage rights, and technology access in exchange for total minimum payments of $12,322 payable over three years. A total of $4,696 of the payments are non cancelable. The Company records the expenses as incurred. Under the terms

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

of the agreements (as amended), the following minimum non-cancelable and total future payments are due beginning in April 1999:

                                                              NON-CANCELABLE    TOTAL
                                                              --------------   -------
2000........................................................      $4,696       $ 5,563
2001........................................................          --         5,477
2002........................................................          --         1,282
                                                                  ------       -------
                                                                  $4,696       $12,322
                                                                  ======       =======

     In addition, under the terms of the distribution agreement entered into on July 15, 1999, the Company is subject to making additional payments totaling $1,375 which are contingent upon the party achieving certain milestones.

     Capital lease obligations. On March 24, 1999, the Company entered into a master capital lease agreement to obtain up to $1,500 in capital lease financing for purchases of video equipment, office furniture and other equipment including computer hardware and software made subsequent to January 1, 1999 to December 31, 1999. On May 6, 1999, the Company committed $426 in property and equipment to capital lease under a sale and leaseback provision of the master capital lease agreement.

     At December 31, 1999, the future minimum payments under these and other capital lease agreements are as follows:

2000........................................................  $274
2001........................................................   269
2002........................................................   154
                                                              ----
Minimum lease payments......................................   697
Less: Amount representing interest..........................   133
                                                              ----
Principal amount of minimum lease payments..................   564
Less current portion........................................   191
                                                              ----
                                                              $373
                                                              ----

10. RELATED PARTY TRANSACTIONS

     Notes payable issued to stockholders in 1998 were non-interest bearing if repaid in total, on or before June 30, 1999. These notes were repaid in total before June 30, 1999. In October 1999, the Company issued 173,600 shares of Common Stock to an executive officer in exchange for a $34 note receivable. The note bears interest at a rate of 6% per annum and is collateralized by the shares, all proceeds of the shares and other collateral.

11. SEGMENT INFORMATION

     The Company has adopted the Financial Accounting Standards Board's Statements of Financial Accounting Standards No. 131, or SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," effective for fiscal years beginning after December 31, 1997. SFAS 131 supersedes Statement of Financial Accounting Standards No. 14 of SFAS 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 changes current practice under SFAS 14 by establishing a new framework on which to base segment reporting and also requires interim reporting of segment information.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Management uses one measurement of profitability for its business. The Company markets its products and related services to customers in the United States and Canada.

     Revenue and long-lived asset information by geographic area are as follows:

                                                                         LONG-LIVED
                                                              REVENUES     ASSETS
                                                              --------   ----------
1999
  Canada....................................................   $  249      $2,486
  United States.............................................    3,507       2,736
                                                               ------      ------
                                                               $3,756      $5,222
                                                               ======      ======
1998
  Canada....................................................   $   77      $   50
  United States.............................................       --         162
                                                               ------      ------
                                                               $   77      $  212
                                                               ======      ======
1997
  Canada....................................................   $   46      $   14
  United States.............................................       --          --
                                                               ------      ------
                                                               $   46      $   14
                                                               ======      ======

12. SUBSEQUENT EVENTS

     Merger with Interactive Pictures Corporation. The Company and Interactive Pictures Corporation entered into an Agreement and Plan of Merger dated as of October 25, 1999 (the "Merger Agreement"). Pursuant to the Merger Agreement, Interactive Pictures Corporation became a wholly-owned subsidiary of a newly-formed bamboo.com, Inc. subsidiary, Internet Pictures Corporation ("iPIX") on January 19, 2000. In exchange for Interactive Pictures Corporation common stock, the Company issued 1.369 shares of its common stock for every share of Interactive Pictures Corporation common stock outstanding as of January 19, 2000. All outstanding options to purchase Interactive Pictures Corporation common stock were assumed by the Company and became options to purchase shares of the Company's common stock. iPIX was then merged with and into the Company and the name of the surviving company remained iPIX. The transaction is accounted for as a pooling of interest and qualifies as a tax-free reorganization. The merger has been approved by both the Board of Directors and shareholders of the Company and Interactive Pictures Corporation.

     Warrants. On January 6, 2000, the Company granted warrants in connection with a strategic relationship to purchase a total of 200,000 shares of common stock at an exercise price per share equal to 90% of the of the average closing price of the Company's common stock calculated over the fifteen trading days immediately preceding the date of the warrant. The warrants vest as follows:
100,000 six months after the incorporation of immoeuro B.V., 50,000 on September 30, 2000 and 50,000 on December 31, 2000.

     Based on the term of the warrant, fair value of the underlying common stock and the risk-free rate at the date of grant, a volatility of 70% and a nil dividend yield, the Company estimates a charge of approximately $2,253 to the Statement of Operations. As the shares subject to warrant are unvested, the unvested shares will be revalued at each reporting date and the revised fair value will be expensed upon the vesting of the remaining shares. As a result, the charge is subject to substantial increase of decrease based on future changes in the fair value of the underlying common stock.

                         INTERNET PICTURES CORPORATION
                          (FORMERLY BAMBOO.COM, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Merger with PictureWorks Technology. On March 8, 2000, the Company and PictureWorks Technology, Inc. ("PictureWorks") entered into an Agreement and Plan of Merger ("Merger Agreement") whereby the Company will acquire all of the outstanding shares of PictureWorks by issuing shares of the Company. Pursuant to the terms of the agreement, the Company also entered into a Funding Obligation Agreement, whereby IPIX is obligated to place $7 million in an escrow account which PictureWorks may draw upon. If PictureWorks terminates the merger agreement or breaches the covenants or representations of the Merger Agreement, PictureWorks would be obligated to repay any funds drawn from the escrow accounts.

                         INTERNET PICTURES CORPORATION

                SUPPLEMENTAL POOLED CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1998         1999
                                                              ---------   ----------
                                                              (IN THOUSANDS, EXCEPT
                                                                   SHARE DATA)
                                       ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................  $  1,494    $  18,627
Securities available-for-sale...............................        --       42,739
Accounts receivable, net of allowance for doubtful accounts
  of $171 in, 1998 and $198 in 1999.........................       861        3,356
Inventory, net of reserve for obsolescence of $100 in 1998
  and $55 in 1999...........................................       328        1,059
Prepaid expenses and other current assets...................       384        7,211
                                                              --------    ---------
          Total current assets..............................     3,067       72,992
Long-term securities available-for-sale.....................        --       12,000
Property and equipment, net.................................     1,565        9,135
Other assets................................................       137        1,676
                                                              --------    ---------
          Total assets......................................  $  4,769    $  95,803
                                                              ========    =========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible debenture.......................................  $  1,000    $      --
Accounts payable............................................       534        2,711
Accrued liabilities.........................................     1,770        6,203
Deferred revenue............................................       118        5,262
Notes payable to stockholders...............................         8           --
Current portion of promissory note and obligations under
  capital lease.............................................         8          199
                                                              --------    ---------
          Total current liabilities.........................     3,438       14,375
                                                              --------    ---------
Promissory note and obligations under capital lease, net of
  current portion...........................................        21          387
Commitments and contingencies (Note 11)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 and no par values in 1998 and $0.001
  par value in 1999.........................................         6            0
  Authorized: 12,136,438 in 1998 and 15,001,100 in 1999
  Issued and outstanding: 6,430,375 in 1998 and none in 1999
  Aggregate liquidation value: $25,536 in 1998 and nil in
     1999
Class B common stock, $0.0001 par value:                             1            1
  Authorized: Unlimited in 1998 and 7,421,536 in 1999
  Issued and outstanding: 7,421,536 in 1998 and 7,012,736 in
     1999
Common stock, $0.001 par value:                                      6           38
  Authorized: 51,279,160 in 1998 and 150,000,000 in 1999
  Issued and outstanding: 5,615,371 in 1998 and 38,231,581
     in 1999
Additional paid-in capital..................................    27,458      187,829
Notes receivable from stockholders..........................       (54)        (181)
Unearned stock-based compensation...........................        --       (2,955)
Accumulated deficit.........................................   (26,098)    (103,701)
Accumulated other comprehensive income (loss)...............        (9)          10
                                                              --------    ---------
          Total stockholders' equity........................     1,310       81,041
                                                              --------    ---------
          Total liabilities and stockholders' equity........  $  4,769    $  95,803
                                                              ========    =========

              The accompanying notes are an integral part of these
             supplemental pooled consolidated financial statements.

                         INTERNET PICTURES CORPORATION

           SUPPLEMENTAL POOLED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1997       1998       1999
                                                              -------   --------   --------
                                                                  (IN THOUSANDS, EXCEPT
                                                                     PER SHARE DATA)
REVENUES:
Products....................................................  $ 2,174   $  2,789   $ 12,523
Research and development services...........................      318        329         --
                                                              -------   --------   --------
                                                                2,492      3,118     12,523
                                                              -------   --------   --------
COST OF REVENUES:
Products (excludes stock-based compensation of $0, $0,
  $398).....................................................      461      1,274      7,262
Research and development services...........................      316        241         --
                                                              -------   --------   --------
                                                                  777      1,515      7,262
                                                              -------   --------   --------
Gross profit................................................    1,715      1,603      5,261
                                                              -------   --------   --------
OPERATING EXPENSES:
  Sales and marketing (excludes stock-based compensation of
     $0, $583 and $13,353)..................................    2,839      8,783     37,785
  Research and development (excludes stock-based
     compensation of $0, $133 and $1,331)...................    1,213      2,885      5,359
  General and administrative (excludes stock-based
     compensation of $0, $446 and $5,593)...................    2,720      3,939     13,906
  Amortization of product development and patent costs......      858         --         --
  Stock-based compensation expense..........................       --      1,162     20,675
                                                              -------   --------   --------
          Total operating expenses..........................    7,630     16,769     77,725
                                                              -------   --------   --------
Loss from operations........................................   (5,915)   (15,166)   (72,464)
OTHER INCOME (EXPENSE):
Interest expense............................................      (42)      (202)    (6,684)
Other income (expense), net.................................      236        303      2,545
                                                              -------   --------   --------
Net loss....................................................   (5,721)   (15,065)   (76,603)
                                                              -------   --------   --------
Beneficial conversion related to issuance of Series B
  convertible preferred stock...............................       --         --     (1,000)
                                                              -------   --------   --------
Net loss attributable to common stockholders................  $(5,721)  $(15,065)  $(77,603)
                                                              -------   --------   --------
Basic and diluted loss per common share.....................  $ (0.50)  $  (1.22)  $  (3.01)
                                                              =======   ========   ========
Weighted average common shares -- basic and diluted.........   11,425     12,334     25,757
                                                              =======   ========   ========

              The accompanying notes are an integral part of these
             supplemental pooled consolidated financial statements.

                         INTERNET PICTURES CORPORATION

                  SUPPLEMENTAL POOLED CONSOLIDATED STATEMENTS
                       OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE PERIOD FROM JANUARY 1, 1997 TO DECEMBER 31, 1999

                                                               CLASS B COMMON                                           NOTES
                                        PREFERRED STOCK            STOCK             COMMON STOCK       ADDITIONAL    RECEIVABLE
                                     ---------------------   ------------------   -------------------    PAID IN         FROM
                                       NUMBER      AMOUNT     NUMBER     AMOUNT     NUMBER     AMOUNT    CAPITAL     STOCKHOLDERS
                                     -----------   -------   ---------   ------   ----------   ------   ----------   ------------
                                                           IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
Balances -- January 1, 1997........           --   $    --   2,800,000     $--     8,606,307    $ 9      $ 10,126       $  --
 Common stock issued for cash in
   July 1997.......................           --        --      45,025     --             --     --            14          --
 Net loss..........................           --        --          --     --             --     --            --          --
 Other comprehensive income........           --        --          --     --             --     --            --          --
                                     -----------   -------   ---------     --     ----------    ---      --------       -----
Balances -- December 31, 1997......           --        --   2,845,025     --      8,606,307      9        10,140          --
 Issuance of Series A convertible
   preferred stock in October and
   December 1998...................      231,250        --          --     --             --     --           925          --
 Common stock issued for cash
   through March to September
   1998............................           --        --   1,342,231     --             --     --           432          --
 Common stock issued for services
   through February to May 1998....           --        --   1,027,600     --             --     --           326          --
 Issuance of options to purchase
   common stock in exchange for
   services........................           --        --          --     --             --     --           536          --
 Shares issued upon exercise of
   options for common stock........           --        --   2,206,680      1             --     --            83         (78)
 Warrants for common stock
   issued..........................           --        --          --     --             --     --            23          --
 Issuance of warrant for common
   stock for services..............           --        --          --     --             --     --           168          --
 Settlement of note receivable as
   offset to note payable..........           --        --          --     --             --     --            --          24
 Conversion of common stock into
   Series A & B preferred stock....    3,174,841         3          --     --     (3,174,841)    (3)           15          --
 Proceeds from issuance of Series C
   preferred stock and warrants,
   net of related costs............    2,996,327         3          --     --             --     --        12,526          --
 Conversion of $1,000 debenture
   into Series C preferred stock...      230,486        --          --     --             --     --         1,000          --
 Proceeds from issuance of common
   stock and warrants, net of
   related costs...................           --        --          --     --        314,269     --         1,281          --
 Exchange of common for preferred
   shares and related repurchase
   and retirement of Series C
   preferred stock.................           --        --          --     --       (232,792)    --            --          --
 Repurchase and retirement of
   Series B preferred stock........     (202,528)       --          --     --             --     --            --          --
 Issuance of common stock upon
   exercise of stock options.......           --        --          --     --        102,429     --             3          --
 Net loss..........................           --        --          --     --             --     --            --          --
 Other comprehensive loss..........           --        --          --     --             --     --            --          --
                                     -----------   -------   ---------     --     ----------    ---      --------       -----
Balances -- December 31, 1998......    6,430,376         6   7,421,536      1      5,615,372      6        27,458         (54)
 Issuance of Series B preferred
   stock, net......................    2,324,780         2          --     --             --     --        13,403          --
 Conversion of Series A and Series
   B preferred stock into common
   stock...........................   (2,556,030)       (1)         --     --      7,156,870      7            (6)         --
 Issuance of common stock with
   Series C mandatorily redeemable
   preferred stock in June 1999....                                 --     --      1,250,830      1         6,605          --
 Issuance of common stock on
   IPOs............................           --        --          --     --      9,646,650     10        90,076          --
 Conversion of Class B common stock
   to common stock.................           --        --    (408,800)              408,800                   --          --
 Issuance of common stock upon
   exercise of warrants............           --        --          --     --      1,034,684      1           723          --
 Stock options granted for services
   in 1999.........................           --        --          --     --             --     --         5,610          --
 Unearned stock-based
   compensation....................           --        --          --     --             --     --        16,750          --
 Amortization of stock-based
   compensation....................           --        --          --     --             --     --            --          --
 Restricted common stock issued to
   service provider in January
   1999............................           --        --          --     --        120,400     --         1,270          --
 Amortization of stock-based
   compensation for service
   provider........................           --        --          --     --             --     --            --          --
 Stock issued on exercise of stock
   options.........................           --        --          --     --      1,899,561      2           418        (127)
 Dividend relative to beneficial
   conversion feature related to
   issuance of Series B preferred
   stock...........................           --        --          --     --             --     --         1,000          --
 Proceeds from issuance of Series D
   preferred stock and warrants,
   net of related costs............    4,264,885         4          --     --             --     --        22,080          --
 Issuance of common stock upon
   exercise of stock options.......           --        --          --     --        305,457     --           326          --
 Conversion of $1,000 debenture and
   interest into Series C preferred
   stock...........................      238,939        --          --     --             --     --         1,036          --
 Conversion of preferred stock to
   common stock....................  (10,702,950)      (11)         --     --     10,702,950     11            --          --
 Conversion of redeemable common
   stock to common stock...........           --        --          --     --         13,951     --            80          --

                                                     ACCUMULATED
                                                        OTHER
                                       UNEARNED     COMPREHENSIVE
                                     STOCK-BASED       INCOME       ACCUMULATED
                                     COMPENSATION      (LOSS)         DEFICIT      TOTAL
                                     ------------   -------------   -----------   --------
                                       IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
Balances -- January 1, 1997........    $    --           $(1)        $  (3,919)   $  6,215
 Common stock issued for cash in
   July 1997.......................         --            --                --          14
 Net loss..........................         --            --            (5,721)     (5,721)
 Other comprehensive income........         --             1                --           1
                                       -------           ---         ---------    --------
Balances -- December 31, 1997......         --            --            (9,640)        509
 Issuance of Series A convertible
   preferred stock in October and
   December 1998...................         --            --                --         925
 Common stock issued for cash
   through March to September
   1998............................         --            --                --         432
 Common stock issued for services
   through February to May 1998....         --            --                --         326
 Issuance of options to purchase
   common stock in exchange for
   services........................         --            --                --         536
 Shares issued upon exercise of
   options for common stock........         --            --                --           6
 Warrants for common stock
   issued..........................         --            --                --          23
 Issuance of warrant for common
   stock for services..............         --            --                --         168
 Settlement of note receivable as
   offset to note payable..........         --            --                --          24
 Conversion of common stock into
   Series A & B preferred stock....         --            --               (15)         --
 Proceeds from issuance of Series C
   preferred stock and warrants,
   net of related costs............         --            --                --      12,529
 Conversion of $1,000 debenture
   into Series C preferred stock...         --            --                --       1,000
 Proceeds from issuance of common
   stock and warrants, net of
   related costs...................         --            --                --       1,281
 Exchange of common for preferred
   shares and related repurchase
   and retirement of Series C
   preferred stock.................         --            --              (500)       (500)
 Repurchase and retirement of
   Series B preferred stock........         --            --              (878)       (878)
 Issuance of common stock upon
   exercise of stock options.......         --            --                --           3
 Net loss..........................         --            --           (15,065)    (15,065)
 Other comprehensive loss..........         --            (9)               --          (9)
                                       -------           ---         ---------    --------
Balances -- December 31, 1998......         --            (9)          (26,098)      1,310
 Issuance of Series B preferred
   stock, net......................         --            --                --      13,405
 Conversion of Series A and Series
   B preferred stock into common
   stock...........................         --            --                --          --
 Issuance of common stock with
   Series C mandatorily redeemable
   preferred stock in June 1999....         --            --                --       6,606
 Issuance of common stock on
   IPOs............................         --            --                --      90,086
 Conversion of Class B common stock
   to common stock.................         --            --                --          --
 Issuance of common stock upon
   exercise of warrants............         --            --                --         724
 Stock options granted for services
   in 1999.........................         --            --                --       5,610
 Unearned stock-based
   compensation....................    (16,750)           --                --          --
 Amortization of stock-based
   compensation....................     13,795            --                --      13,795
 Restricted common stock issued to
   service provider in January
   1999............................     (1,270)           --                --          --
 Amortization of stock-based
   compensation for service
   provider........................      1,270            --                --       1,270
 Stock issued on exercise of stock
   options.........................         --            --                --         293
 Dividend relative to beneficial
   conversion feature related to
   issuance of Series B preferred
   stock...........................         --            --            (1,000)         --
 Proceeds from issuance of Series D
   preferred stock and warrants,
   net of related costs............         --            --                --      22,084
 Issuance of common stock upon
   exercise of stock options.......         --            --                --         326
 Conversion of $1,000 debenture and
   interest into Series C preferred
   stock...........................         --            --                --       1,036
 Conversion of preferred stock to
   common stock....................         --            --                --          --
 Conversion of redeemable common
   stock to common stock...........         --            --                --          80


                                                               CLASS B COMMON                                           NOTES
                                        PREFERRED STOCK            STOCK             COMMON STOCK       ADDITIONAL    RECEIVABLE
                                     ---------------------   ------------------   -------------------    PAID IN         FROM
                                       NUMBER      AMOUNT     NUMBER     AMOUNT     NUMBER     AMOUNT    CAPITAL     STOCKHOLDERS
                                     -----------   -------   ---------   ------   ----------   ------   ----------   ------------
                                                           IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
 Issuance of common stock for
   advertising fees................           --        --          --     --         76,056     --         1,000          --
 Net loss..........................           --        --          --     --             --     --            --          --
 Other comprehensive income........           --        --          --     --             --     --            --          --
                                     -----------   -------   ---------     --     ----------    ---      --------       -----
Balances -- December 31, 1999......           --   $    --   7,012,736     $1     38,231,581    $38      $187,829       $(181)
                                     ===========   =======   =========     ==     ==========    ===      ========       =====

                                                     ACCUMULATED
                                                        OTHER
                                       UNEARNED     COMPREHENSIVE
                                     STOCK-BASED       INCOME       ACCUMULATED
                                     COMPENSATION      (LOSS)         DEFICIT      TOTAL
                                     ------------   -------------   -----------   --------
                                       IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS
 Issuance of common stock for
   advertising fees................         --            --                --       1,000
 Net loss..........................         --            --           (76,603)    (76,603)
 Other comprehensive income........         --            19                --          19
                                       -------           ---         ---------    --------
Balances -- December 31, 1999......    $(2,955)          $10         $(103,701)   $ 81,041
                                       =======           ===         =========    ========

    The accompanying notes are an integral part of these supplemental pooled consolidated financial statements.

                         INTERNET PICTURES CORPORATION

           SUPPLEMENTAL POOLED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                               1997       1998       1999
                                                              -------   --------   ---------
                                                                      (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(5,721)  $(15,065)  $ (76,603)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................    1,001        256       1,325
  Provisions for doubtful accounts receivable...............      190        (20)         27
  Provision for inventory obsolescence......................      (44)       100         195
  Loss (gain) on disposal of fixed assets...................       88         --          (6)
  Amortization of discounts on securities
     available-for-sale.....................................      (51)      (167)       (177)
  Interest charge on redemption of Series C mandatorily
     redeemable preferred stock.............................       --         --       6,606
  Non-cash compensation expense related to issuance of
     options and warrants...................................       --         --      13,821
  Issuance of common stock, options and warrant in exchange
     for services...........................................       --      1,074       6,880
  Issuance of Series B convertible preferred stock in
     settlement of
     interest payable.......................................       --         --           8
  Changes in operating assets and liabilities:
     Accounts receivable....................................     (452)      (298)     (2,522)
     Inventory..............................................     (120)      (196)       (926)
     Prepaid expenses and other current assets..............        7       (255)     (5,826)
     Other assets...........................................     (162)       (19)     (1,383)
     Accounts payable.......................................      (78)       202       2,189
     Accrued liabilities....................................      528      1,176       4,462
     Costs and estimated earnings in excess of billings on
       uncompleted contracts................................      (35)        64          --
     Deferred revenue.......................................     (100)        55       5,144
                                                              -------   --------   ---------
          Net cash used in operating activities.............   (4,949)   (13,093)    (46,786)
                                                              -------   --------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment.........................     (510)    (1,132)     (8,426)
Purchases of securities available-for-sale..................   (3,933)    (7,832)   (113,328)
Maturities of securities available-for-sale.................    3,485      8,999      58,766
Purchase of intangible asset................................       --         --        (150)
Proceeds from disposal of property and equipment............       --         --          42
                                                              -------   --------   ---------
          Net cash provided by (used in) investing
            activities......................................     (958)        35     (63,096)
                                                              -------   --------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................       14      1,700      98,817
Net proceeds from issuance of preferred stock...............       --     13,454      41,075
Repurchase of preferred and common stock....................       --     (1,378)     (3,730)
Proceeds from obligation under capital leases...............       --         --         204
Repayment of obligation under capital lease.................       --         --        (142)
Repayment of Series C mandatorily redeemable convertible
  preferred stock...........................................       --         --     (11,000)
Issuance (repayment) of convertible debenture...............    3,000     (1,000)      1,800
Notes payable to stockholders and repayments of notes
  payable...................................................      (17)       (35)        (15)
                                                              -------   --------   ---------
          Net cash provided by financing activities.........    2,997     12,741     127,009
                                                              -------   --------   ---------
Effect of exchange rate changes on cash.....................        3        (19)          6
                                                              -------   --------   ---------
Net increase (decrease) in cash and cash equivalents........   (2,907)      (336)     17,133
Cash and cash equivalents, beginning of year................    4,737      1,830       1,494
                                                              -------   --------   ---------
Cash and cash equivalents, end of year......................  $ 1,830   $  1,494   $  18,627
                                                              =======   ========   =========

              The accompanying notes are an integral part of these
             supplemental pooled consolidated financial statements.

                         INTERNET PICTURES CORPORATION

         NOTES TO SUPPLEMENTAL POOLED CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF OPERATIONS AND BASIS OF PRESENTATION

     On January 19, 2000, bamboo.com, Inc. (bamboo) merged with Interactive Pictures Corporation (Interactive) in a transaction accounted for using the pooling of interests method of accounting (Note 3). Concurrent with the merger, bamboo changed its name to Internet Pictures Corporation ("iPIX" or "the Company"). For financial reporting purposes, bamboo is considered the successor business to Jutvision Corporation, a Canadian corporation (Note 15).

     iPIX is an Internet infrastructure company that provides visual content and other digital media solutions to facilitate commerce, communication and entertainment. The Company offers complete end-to-end solutions that include the capture, processing, hosting and distribution of visual content and other digital media for the Internet. iPIX solutions are designed for many types of digital media content, including still images, 360 by 360 immersive images, slide shows, video, animation and audio.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements of the Company include the accounts of iPIX and its wholly-owned subsidiaries, Interactive Pictures UK Limited, a United Kingdom company and bamboo.com Canada, Inc. All significant intercompany balances and transactions have been eliminated.

     Foreign Currency Translation. The functional currency of the Company's Canadian and United Kingdom subsidiaries is the Canadian dollar and British pound, respectively. Monetary assets and liabilities denominated in foreign currencies were translated into the Company's functional currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities and transactions were translated at exchange rates prevailing at the respective transaction dates. Revenue and expenses are translated at the average rates of exchange during the year. Translation gains and losses are recorded in accumulated other comprehensive income (loss). Transaction exchange gains and losses were included in the statement of operations.

     Cash, Cash Equivalents and Investments. The Company considers all highly liquid debt instruments with an original maturity or remaining maturity at date of purchase of three months or less to be cash equivalents. All other liquid investments are classified as either short-term or long-term investments.

     Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1999, all investment securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in accumulated other comprehensive income (loss).

     Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of income. There have been no such transactions in the year ended December 31, 1999.

     Interest income includes interest, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method.

     Certain Risks and Concentrations. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from clients located in the U.S. and abroad. The Company performs ongoing

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

credit evaluations of its clients' financial condition and generally requires no collateral from its clients. To date, the Company has not experienced any material losses.

     During 1998, one customer accounted for 13% of revenue and 16% of accounts receivable. One additional customer also represented 16% of accounts receivable at December 31, 1998. No customer represented in excess of 10% of the Company's accounts receivable at December 31, 1999. No customer represented in excess of 10% of the Company's revenues in 1997 or 1999.

     More than 47% of the Company's revenue is related to the real estate industry. The Company does not list real estate on its own web site and is therefore dependent upon distribution agreements with real estate destination sites. If any of these agreements were terminated, its revenues and results of operations could be adversely affected.

     Inventory. Inventory, which consists primarily of digital cameras and related hardware, is stated at the lower of cost or market, with costs determined using standard costs (which approximate first-in, first-out costs). The Company records a provision for obsolete inventory whenever such an impairment has been identified.

     Prepaid Expenses. Prepaid expenses consist primarily of advertising, trade shows, insurance, and merger-related costs, which will be reflected as an expense during the period benefited.

     Property and Equipment. Property and equipment are recorded at cost and are depreciated primarily using the straight-line method over estimated useful lives, which range from two to ten years. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements, and improvements are capitalized. Gains and losses from disposals are included in operations as incurred.

     Patents and Product Development Costs. External legal costs incurred to maintain the Company's intellectual property position are capitalized and amortized over the estimated useful life of the related patents.

     The Company also capitalizes eligible software costs incurred after technological feasibility of the product has been established by a working model. Capitalized software costs are amortized over the estimated useful life of the product on a straight-line basis.

     During 1997, the Company became aware of certain competitors using alternative technologies and determined that it was necessary to revise the estimated economic lives of both capitalized product development costs and patent costs from five years and seven years, respectively, to one year and three years, respectively. The effect of the change was to increase amortization expense by approximately $650. Qualifying costs in 1998 and 1999 were insignificant and, therefore, the Company did not capitalize such costs.

     Accounting for Long-Lived Assets. The carrying value of intangible assets, property and equipment, and other long-lived assets is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. The Company recognizes impairment losses whenever events or circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. The measurement of the impairment losses to be recognized is based on the difference between the discounted cash flows from such assets and the carrying amounts of the assets. To date no such impairment has been indicated.

     Income Taxes. The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

against deferred tax assets is recorded if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax credits are accounted for as a reduction of tax expense in the year in which the credits reduce taxes payable.

     The Company does not recognize deferred income taxes for temporary differences associated with its investment in the foreign subsidiary because the differences are essentially permanent in duration.

     Interactive Pictures UK Limited is not included in the tax filing of its parent, Interactive Pictures Corporation. As a result, Interactive Pictures UK Limited files a separate return with the United Kingdom tax authorities.

     Revenue Recognition. Product revenue is recognized upon shipment or delivery to distributors and end users provided there are no uncertainties surrounding product acceptance, there are no significant vendor obligations, the fees are fixed and determinable, and collection is considered probable. Revenue from the sale of the Company's virtual tour products is recognized upon distribution to the website designated by the customer. The Company provides an allowance for returns upon recognizing revenue as deemed necessary based on historical experience. Returns were insignificant for all years presented. Payments received in advance are initially recorded as deferred revenue and recognized ratably as obligations are fulfilled.

     During 1997 and 1998, the Company derived service revenues from research and development activities performed under fixed-price contracts with certain U.S. government agencies and other third parties. Such revenues were recognized using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs, or as certain targets in the development process were met, as appropriate under the contract). Provisions for estimated losses on uncompleted contracts were made on a contract-by-contract basis and recognized in the period in which such losses became probable and could be reasonably estimated. Such losses were insignificant. Unbilled fees and services on contracts were comprised of costs plus estimated earnings on certain contracts in excess of contractual billings on such contracts. Advanced billings and billings in excess of costs plus estimated earnings were classified as deferred revenue.

     Barter Revenues. Barter revenues come from barter sales of the Company's products which are similar in nature to the Company's cash sales for the same products. Barter revenues have resulted from the exchange by the Company of certain products for advertising. Barter revenues are recognized in accordance with APB 29, "Accounting for Nonmonetary Transactions." The Company records barter revenue at fair value of the products exchanged for advertising.

     Revenues and sales and marketing expenses arising from these transactions are recorded at fair value as the Company has an established historical practice of receiving cash for similar sales. The Company recorded no barter revenue or related expense in 1997 or 1998. In 1999, the Company recorded barter revenues of $229,000, which represented approximately 2% of total revenues for 1999. Sales and marketing expense arising from these barter transactions is recognized when the advertising takes place which is typically the same period in which the products are delivered.

     Research and Development Costs. Research and development expenditures are expensed as incurred except for certain software development costs. Costs incurred under contracts to perform research and development for others, excluding contracts with government agencies, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 68, Research and Development Arrangements.

     Advertising Expenses. All advertising expenditures are expensed as incurred. Advertising expenses for 1997, 1998 and 1999, were $399, $1,149 and $8,513, respectively. The Company recognizes expenditures under cooperative advertising arrangements net of reimbursements received from participants.

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Stock-Based Compensation. The Company has adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123. "Accounting for Stock-based Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, pro forma disclosures required under SFAS No. 123 have been presented (see Note
9). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and exercise price of the option. Stock and other equity instruments issued to non-employees have been accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services," and valued using the Black-Scholes model.

In connection with certain employee and non-employee stock option and restricted stock grants, the Company amortizes unearned stock-based compensation over the vesting period of the related grant using the method prescribed in FASB Interpretation No. 28. Under this method, each vested tranche of options is accounted for as a separate grant awarded for past services. Accordingly, the compensation expense is recognized over the period in which the services have been provided. This method results in higher compensation expense in the earlier vesting periods of the related grants.

The Company presents stock-based compensation expense as a separate line item in its consolidated statements of operations.

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of items affected by certain significant estimates made by management are long-lived assets, including patents and product development costs, certain accruals, receivables and inventory.

     Segment Reporting. The Company uses a "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Segment reporting includes disclosures about products and services, geographic areas, and major customers.

     Net Loss Per Share. The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share, Basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Common equivalent shares are included in the diluted net loss per share computation to the extent such shares are dilutive.

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

                                                            YEARS ENDED DECEMBER 31,
                                                       ----------------------------------
                                                         1997        1998         1999
                                                       ---------   ---------   ----------
Weighted average effect of common stock equivalents
Preferred Stocks:
  Series A...........................................         --   1,670,444    1,488,868
  Series B...........................................         --     595,292    1,460,197
  Series C...........................................         --   2,068,592    1,918,406
  Series D...........................................         --          --    2,082,783
Employee stock options...............................    954,523     905,196    5,517,884
Warrants to purchase common stock....................         --          --      685,512
Unvested common stock subject to repurchase..........         --          --       19,242
Convertible debenture................................    119,085     604,387       51,781
                                                       ---------   ---------   ----------
                                                       1,073,608   5,843,911   13,224,673
                                                       =========   =========   ==========

     Comprehensive Income (Loss). On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes new requirements for reporting and displaying comprehensive income (loss) and its components. The adoption of SFAS 130 has no impact on the Company's net loss or total stockholders' equity. This new accounting standard requires net unrealized gains or losses on the Company's available-for-sale securities and cumulative foreign currency translation adjustments to be reported as accumulated other comprehensive income (loss).

     The components of comprehensive income (loss) are as follows:

                                                            YEARS ENDED DECEMBER 31,
                                                          -----------------------------
                                                           1997       1998       1999
                                                          -------   --------   --------
Net loss................................................  $(5,721)  $(15,065)  $(76,603)
Foreign currency translation adjustment.................        1         (9)        19
                                                          -------   --------   --------
          Comprehensive loss............................  $(5,720)  $(15,074)  $(76,584)
                                                          -------   --------   --------

     Recent Account Pronouncements. SFAS 133, Accounting for Derivatives and Hedging Activities, establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for fiscal quarters beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 or SAB 101 "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material impact on the financial position or results of operations of the Company.

3. BUSINESS COMBINATION

     Interactive and the Company received shareholder approval and executed an Agreement and Plan of Merger ("the merger agreement") in January 2000. Pursuant to the merger agreement, Interactive became a

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

wholly-owned subsidiary of the Company and the Company issued 1.369 shares of its common stock for every share of Interactive common stock outstanding immediately prior to the Effective Time (as defined in the merger agreement) of the merger. The transaction was accounted for as a pooling of interests. Accordingly, all prior period financial statements have been restated to reflect the exchange ratio and to include the results of operations, financial position and cash flows of Interactive as though it had always been a part of the Company.

     The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                                           FISCAL YEAR ENDED DECEMBER 31,
                                                          --------------------------------
                                                            1997       1998        1999
                                                          --------   ---------   ---------
Total revenue
  Internet Pictures Corporation.........................  $    46    $     77    $  3,756
  Interactive...........................................    2,446       3,041       8,767
                                                          -------    --------    --------
  Combined..............................................  $ 2,492    $  3,118    $ 12,523
                                                          =======    ========    ========
Net loss attributable to common stockholders
  Internet Pictures Corporation.........................  $  (143)   $ (1,840)   $(53,645)
  Interactive...........................................   (5,578)    (13,225)    (23,958)
                                                          -------    --------    --------
  Combined..............................................  $(5,721)   $(15,065)   $(77,603)
                                                          =======    ========    ========

     Immaterial adjustments were made to conform the Company's and Interactive Pictures Corporation's accounting policies.

     In connection with the merger, the Company will record a charge of approximately $14,500 in operating expenses for costs incurred related to the merger upon consummation. Until the merger was completed, merger costs totaling $1,927 and $700 were deferred and included in prepaids and other assets and accrued liabilities, respectively at December 31, 1999. These merger costs consist primarily of investment banking fees and costs of attorneys, accountants, and other directly related external costs.

4. BALANCE SHEET ACCOUNTS

     Securities available-for-sale consist of the following at December 31, 1999:

                                                                         FAIR
                                                               COST      VALUE
                                                              -------   -------
SHORT-TERM:
Certificates of deposit.....................................  $ 6,725   $ 6,725
Commercial paper............................................    7,000     7,000
Corporate notes.............................................   21,955    21,950
Government notes............................................    7,000     7,064
                                                              -------   -------
                                                              $42,680   $42,739
                                                              -------   -------
LONG-TERM:
Corporate notes.............................................  $ 9,000   $ 9,000
Government notes............................................    3,000     3,000
                                                              -------   -------
                                                              $12,000   $12,000
                                                              =======   =======

     All of the long-term securities available-for-sale mature in 2001.

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  Property and equipment:

                                                               1998     1999
                                                              ------   -------
Furniture and equipment.....................................  $1,920   $10,118
Leasehold improvements......................................      57       751
                                                              ------   -------
                                                               1,977    10,869
  Accumulated depreciation and amortization.................    (412)   (1,734)
                                                              ------   -------
  Property and equipment, net...............................  $1,565   $ 9,135
                                                              ======   =======

     Property and equipment includes $706 of assets held under capital leases and related accumulated amortization of $165 at December 31, 1999.

  Accrued liabilities:

                                                               1998     1999
                                                              ------   ------
Accrued liabilities -- trade................................  $   82   $1,192
Accrued marketing...........................................      --       --
Accrued salaries and benefits...............................      40      382
Employee share purchase plan................................      --      515
Accrued legal fees..........................................     451    1,140
Accrued vacation............................................     137      625
Accrued advertising.........................................      --      649
Accrued relocation expenses.................................     461       --
Other liabilities...........................................     599    1,700
                                                              ------   ------
                                                              $1,770   $6,203
                                                              ======   ======

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. INCOME TAXES

     The components of the Company's net deferred tax asset (liability) as of December 31, 1998 and 1999, are as follows:

                                                               1998       1999
                                                              -------   --------
DEFERRED TAX ASSETS (LIABILITIES):
CURRENT:
Financial reserves..........................................  $   103   $    106
Stock based compensation....................................       --         96
Accrued expenses and deferred revenue.......................      255      1,514
                                                              -------   --------
                                                                  358      1,716
Valuation allowance.........................................     (358)    (1,716)
                                                              -------   --------
          Net current deferred tax asset (liability)........  $    --   $     --
                                                              -------   --------
LONG-TERM:
Foreign net operating loss carryforwards....................  $   865   $  1,087
Net operating loss carryforwards............................    7,911     27,637
Research and development credits............................       45         45
Intangible assets...........................................      239        221
Other.......................................................        8         31
                                                              -------   --------
                                                                9,068     29,021
Valuation allowance.........................................   (9,068)   (29,021)
                                                              -------   --------
          Net long-term deferred tax asset (liability)......  $    --   $     --
                                                              -------   --------

     At December 31, 1999, the Company had accumulated income tax losses of $1,944 available in Canada for carry-forward to reduce taxable income of future years, the benefit of which has not been recorded in these financial statements. The income tax losses expire beginning in 2002.

     For Canadian federal and Ontario provincial tax purposes, bamboo.com Canada Inc. net operating loss carryforwards are subject to certain limitations on utilization in the event of changes in ownership.

     At December 31, 1999, the Company has available $72,911 and $78,218 of federal and state, respectively net operating loss carryforwards which it may use to offset future taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2002. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. The Company has available research and development credits of approximately $45 that will expire in 2010.

     The Company has recorded a full valuation allowance against its deferred tax assets because it believes it is more likely than not that sufficient taxable income will not be realized during the carryforward period to utilize the deferred tax asset. The valuation allowance increased by $5,784 and $21,311 during 1998 and 1999, respectively. Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company's ability to generate taxable income in the respective tax jurisdiction within the loss carryforward periods.

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The Company's 1997, 1998 and 1999 income tax provision differs from that obtained by using the Canadian statutory rate of 44.5% in 1997 and 1998 and the US statutory rate of 34% in 1999 due to the following:

                                                            1997      1998       1999
                                                           -------   -------   --------
Computed "expected" tax benefit..........................  $(2,545)  $(6,704)  $(26,045)
State income taxes, net of U.S. federal benefit..........       --        --       (949)
U.S. losses taxed at lower rate..........................      365       865         --
Valuation allowance changes affecting the provision for
  income taxes...........................................    2,166     5,784     19,613
Permanent differences....................................       14        55      7,381
                                                           -------   -------   --------
                                                           $    --   $    --   $     --
                                                           =======   =======   ========

     Internal Revenue Code section 382 stipulates an annual limitation on the amount of Federal and State net operating losses incurred prior to a change in ownership, which can be utilized to offset the Company's future taxable income. An ownership change occurred as a result of the consummation of Interactive's initial public offering as well as the merger between the Company and Interactive.

6. BORROWINGS

INTERNET PICTURES CORPORATION

     On February 2, 1999, the Company issued convertible subordinated promissory notes of $1,800, which bore interest at a rate of 10% per annum. On March 12, 1999, the entire principal balance of $1,800 plus accrued interest of $8 was converted into 311,495 shares of Series B convertible preferred stock of the Company.

     On April 16, 1999, the Company obtained up to $1,000 in short term financing which bears interest at prime (8.50% at December 31, 1999). No advances have been drawn from this line of credit. The line of credit is collateralized by a $1,000 certificate of deposit; $200 of which is restricted for payroll processing.

INTERACTIVE PICTURES CORPORATION

     On October 29, 1997, Interactive issued a $3,000, 8% convertible debenture due September 30, 1998 (the Debenture). The debenture was convertible into 505,084 shares of Series C preferred stock. Effective October 23, 1998, $1,000 of the Debenture was assigned by the investor to a group of private investors who converted such portion of the Debenture into 168,361 shares of Series C preferred stock. Interactive paid off $1,000 of the Debenture in October 1998, and converted the remaining $1,000 into 174,535 shares of Series C preferred stock in March 1999. The Series C preferred stock was converted into common stock in connection with Interactive's initial public offering in August 1999.

     Interactive entered into a $40 non-interest bearing promissory note payable during August 1997; due in monthly installments of $1, including principal and imputed interest, through August 2002. The note is collateralized by certain furniture and equipment of Interactive.

7. STOCKHOLDERS' EQUITY

GENERAL

     The Company's amended and restated certificate of incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value $0.001 per share, 7,421,536 shares of Class B common stock,

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

par value $0.0001 per share and 5,001,100 shares of preferred stock, par value $0.001 per share. The board of directors is authorized, without stockholder approval, to issue up to an aggregate of 5,001,100 shares of preferred stock, $0.001 par value per share, in one or more series. Included in this amount are 1,100 shares of Series C redeemable preferred stock. Each series of preferred stock may have the rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences that the board of directors determines. There was no preferred stock outstanding at December 31, 1999.

     Each holder of common stock is entitled to one vote for each share on all matters to be voted upon by the shareholders, and there are no cumulative voting rights. Holders of common stock may receive dividends after all dividends that are owed have been paid to holders of preferred stock.

     Each holder of Class B common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and, except as required by law, shall have voting rights and powers equal to the voting rights and powers of the common stock. There are no cumulative voting rights. Holders of Class B common stock are not entitled to dividends and are not entitled to receive any assets of the corporation upon dissolution or liquidation. Under the terms of a pairing agreement with the Canadian subsidiary, bamboo.com Canada, Inc., ("bamboo Canada") holders of Class B common stock must also hold an equal number of shares of Series C preferred stock of bamboo Canada. These holders may elect at any time and for no cost to convert their bamboo Canada Series C preferred stock into shares of common stock. Upon such a conversion, the Company is required to redeem the Class B common stock for $0.0001 per share.

     Following is a description of outstanding stock for Interactive and the Company prior to the merger.

INTERNET PICTURES CORPORATION

     In June 1998, the Company issued 120,000 common share units for total proceeds of $76, net of share issuance costs. Each unit consisted of 2.8 common shares and a warrant to purchase 2.8 common shares. The fair value of the warrants was established at $23, using the Black-Scholes method with the following assumptions, no annual dividend, volatility of 55%, risk free interest rate of 5.35% and term of one year. Based on the fair value of the underlying instruments within the common share unit, $53, of the total proceeds was allocated to common shares and the balance of $23, was allocated to the warrants to purchase common shares. Each warrant entitled the holder to purchase 2.8 common shares at approximately $0.23 per share on or before June 28, 1999.

     In December 1998, the warrants were exercised to purchase 336,000 common shares for net proceeds of $78. On December 31, 1998, promissory notes pertaining to this warrant conversion were outstanding in the amount of $54. The promissory notes bear interest at the prime rate charged from time to time by the Royal Bank of Canada, compounded semi-annually, and have no repayment terms.

     At various times throughout the year ended December 31, 1998, 1,027,600 common shares were issued to certain individuals, for services rendered. The fair market value of the stock issued of $326, was charged to results of operations.

     On September 15, 1998, the Company's board of directors authorized a 1,000:1 common stock split and on July 19, 1999, bamboo authorized a 2.8:1 forward common stock split, which was effected prior to the closing of the public offering on August 25, 1999. The effect of these stock splits have been retroactively reflected throughout the financial statements.

     In March 1999, the Company issued 2,152,574 shares of Series B preferred stock, having a par value of $0.001 per share, at $5.807 per share for total cash proceeds of $10,687 and for conversion of notes payable and settlement of accrued interest of $1,808.

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     In May 1999, the Company issued an additional 172,206 shares of Series B convertible preferred stock with a par value of $0.001 for $5.807 per share for total cash proceeds of $1,000. In connection with this issuance, the Company recorded a charge of $1,000 representing a beneficial conversion feature limited to the proceeds received.

     In June 1999, the Company entered into an agreement to sell 1,100 shares of its Series C mandatorily redeemable preferred stock and 1,250,830 shares of its common stock for total gross proceeds of $11,000. The $11,000 of proceeds from issuance was allocated to the Series C mandatorily redeemable preferred stock and the common stock based on their relative fair values. Accordingly, $4,394 was allocated to the Series C redeemable preferred stock and $6,606 was allocated to the common stock.

     The relative fair values are $8,000 for the Series C mandatorily redeemable preferred stock and $12,100 for the common stock. Upon completion of the initial public offering in August 1999, the Company repaid the $11,000. As a result, the Company recognized the entire discount of $6,606 as an interest charge in the year ended December 31, 1999.

     In February 1999, the Company issued from the plan 120,400 shares of its common stock on exercise of stock purchase rights granted in exchange for services under restricted purchase agreements. In accordance with the term of the grant, the repurchase provision expired on the effective date of the Company's IPO.

     Additionally, the Company recorded unearned stock-based compensation for restricted common stock granted to service providers of approximately $1,270 including the effect of the accelerated vesting on the effective date of the Company's IPO, during the year ended December 31, 1999.

     Pursuant to a marketing and distribution agreement entered into in November 1998, bamboo agreed to issue a stock purchase warrant to purchase up to 280,000 shares of common stock at $1.43 per share and was to expire on December 31, 1999. The warrant was recorded at its fair value of $168 with the costs charged to the statement of operations and comprehensive income (loss) in the year ended December 31, 1998. The fair value of the warrant was estimated using the Black-Scholes option-pricing model. The following assumptions were used in the model: no annual dividend, expected volatility of 55%, risk-free interest rate of 5.35%; and an expected life of 1.2 years. This warrant was exercised in December 1999.

     In August 1999, the Company completed the initial public offering of 4,000,000 shares of its common stock at a price of $7 per share. Proceeds of the offering, net of underwriting discount and other direct costs of the offering, were approximately $24,333. On September 7, 1999, under the terms of the underwriting agreement covering the initial public offering, the underwriters exercised their over allotment option for 376,000 shares of the common stock of the Company. Proceeds received, net of underwriting discount, from exercise of the over allotment option were approximately $2,448.

     Upon completion of the Company's public offering and in accordance with the respective preferred stock purchase agreements, 231,250 and 2,324,780 shares of the Company's Series A and Series B convertible preferred stock converted into 647,500 and 6,509,370 shares of common stock, respectively.

INTERACTIVE PICTURES CORPORATION

     During 1998, Interactive issued 2,996,327 shares of Series C preferred stock, as well as warrants to purchase an additional 834,351 shares of Series C preferred stock, for net proceeds of $12,529. In connection with the Series C transaction, the Company exchanged, on a one-for-one basis, an aggregate of 3,174,841 shares of common stock for 2,251,754 shares of Series A preferred stock and 923,087 shares of Series B preferred stock. Also during 1998, Interactive issued warrants to purchase 31,427 shares of common stock.

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     During 1999, Interactive issued an aggregate of 4,264,885 shares of Series D preferred stock for gross proceeds of $24,000, 533,111 shares of Series D redeemable preferred stock for gross proceeds of $3,000 and 143,939 shares of redeemable common stock for gross proceeds of $810. In connection with the Series D issuance, warrants to purchase 302,630 shares of Series D preferred stock and 9,312 warrants to purchase common stock were issued.

     In June 1999, the NASD informed Interactive that it would consider a portion of its redeemable convertible preferred stock and redeemable common stock to be underwriting compensation received in connection with the proposed initial public offering in excess of the amounts allowable under the NASD's Conduct Rules. In order to comply with the NASD's Conduct Rules, Interactive repurchased 663,098 shares of stock, including shares representing the redeemable convertible preferred stock and the redeemable common stock, for $3,730.

     In connection with Interactive's initial public offering in August 1999, all preferred stock converted one-for-one into common stock and all warrants were exercised. Net proceeds from the initial public offering of 5,270,650 shares of common stock totaled $63,304.

     Before the effectiveness of the registration statement covering the shares of common stock sold in the initial public offering, Interactive provided written materials to persons it identified as eligible participants in its directed share program. Interactive has been advised that these materials may constitute a prospectus that does not meet the requirements of the Securities Act of 1933. If the distribution of these materials did constitute a violation of the Securities Act of 1933, the recipients of these materials who purchased common stock in this offering would have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they had already sold the stock, sue the Company for damages resulting from their purchase of common stock. These damages could total up to approximately $2,800 plus interest; based on the initial public offering price of $13.15 per share, if these investors seek recovery or damages after an entire loss of their investment.

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values of financial instruments have been estimated using data which the Company considered the best available. The following estimation methodologies were used:

     Cash and Cash Equivalents. Cash and cash equivalents are reflected at carrying value, which is considered fair value due to the short-term nature of these instruments.

     Accounts Receivable. Accounts receivable consists primarily of trade receivables. The Company has estimated their fair value to be the carrying value.

     Securities Available-for-Sale The estimated fair value of securities available-for-sale is based on the quoted market prices for those or similar investments. Amortized costs approximate fair value.

     Capital Leases. Capital leases are carried at cost, which approximate fair value due to the proximity of the implicit rates of these financial instruments and the prevailing rates for similar instruments.

     Convertible Debenture and Promissory Note. Fair values are based on quoted market prices for the same or similar issues, or the carrying value is used where a market price is unavailable. The carrying value is assumed to be the fair value for these liabilities as no market price for a comparable instrument was available.

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

9. EMPLOYEE STOCK AND BENEFIT PLANS

  1998 Employee, Director and Consultant Stock Option Plan

     During 1998, the Company authorized an Employee, Director and Consultant Stock Option Plan for a total of 2,380,000 common shares. This plan became effective on January 1, 1999 once the Company was reorganized. During 1999, an additional 5,799,394 common shares were authorized under the Plan. As of December 31, 1999, 7,195,139 options had been granted under the Employee, Director and Consultant Stock Option Plan. Each option under the incentive plan allows for the purchase of common stock of the Company and expires not later than five or ten years from the date of grant, depending on the ownership of the option participants. The vesting terms of the stock options will e determined on each grant date and are generally two or three years; however, the amount of options that can be exercised per participant in any calendar year will be restricted to an aggregate fair market value of $100 of the underlying common stock.

  1997 Equity Compensation Plan

     The Company authorized the 1997 Equity Compensation Plan, under which 4,105,027 shares of common stock are authorized and reserved for issuance to selected employees, officers, directors, consultants and advisors. The Company reserved a sufficient number of shares of common stock for issuance pursuant to the authorized options. As of December 31, 1999, 3,003,123 options had been granted under the 1997 plan. In addition, the Company granted certain options to purchase shares of the Company's common stock to employees not under the 1997 plan; these options were primarily granted prior to the authorization of the 1997 plan. The exercise price of all options granted is the fair value of the Company's common stock at the date of grant as estimated by common stock and convertible preferred stock transactions with third parties at or near grant dates. The options generally vest over one to three-year periods and expire five years after the respective vesting dates.

     A summary of the Company's stock option activity is as follows:

                                                   WEIGHTED      WEIGHTED                  WEIGHTED
                                                    AVERAGE      AVERAGE        STOCK      AVERAGE
                                                  OF EXERCISE   GRANT DATE     OPTIONS     EXERCISE
                                       SHARES       PRICES      FAIR VALUE   EXERCISABLE    PRICE
                                     ----------   -----------   ----------   -----------   --------
Under option at January 1, 1997....     809,854                                 610,694     $0.41
Options granted in 1997............   1,220,782     $ 2.97        $0.97
Options cancelled in 1997..........    (147,124)      2.69
                                     ----------
Under option at December 31,
  1997.............................   1,883,512                                 926,954      1.18
Options granted in 1998............     733,876       4.38         1.21
Options exercised in 1998..........    (102,429)      0.02
Options cancelled in 1998..........     (15,520)      4.73
                                     ----------
Under option at December 31,
  1998.............................   2,499,439                               1,143,378      1.80
Options granted in 1999............   9,490,319       3.64
Options exercised in 1999..........  (2,205,017)       .34
Options cancelled in 1999..........    (256,922)      4.92
Stock purchase rights granted......     120,400        .18
Stock purchase rights exercised....    (120,400)       .18
                                     ----------
Under option at December 31,
  1999.............................   9,527,819                               4,579,244      2.03
                                     ----------                               ---------

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     The following table summarizes information about stock options at December 31, 1999:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
                   NUMBER      WEIGHTED-AVERAGE                        NUMBER
   RANGE OF      OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICE   AT 12/31/99   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/99    EXERCISE PRICE
--------------   -----------   ----------------   ----------------   -----------   ----------------
  $.03-.54        4,599,818          8.84              $  .22         2,728,391         $  .20
 $3.57-9.00       3,443,828          7.21              $ 5.82         1,713,953         $ 4.55
$14.44-25.25      1,484,173          9.74              $20.20           136,900         $21.38

  Stock-Based Compensation Related to Options

     In connection with certain stock options granted to employees during the year ended December 31, 1999, the Company recorded unearned stock-based compensation totaling $16,750, which is being amortized over the vesting periods of the related options which is generally two to three years. Amortization of this stock-based compensation recognized during the year ended December 31, 1999 totaled approximately $13,795. The total unearned stock-based compensation recorded to date will be amortized as follows: $2,110 in 2000; $700 in 2001 and $145 in 2002.

     In accordance with the terms of the original option grants, upon completion of the initial public offering, options to purchase 1,921,409 shares of the Company's common stock became fully vested. As a result, additional compensation expense of $2,622 was recorded in the year ended December 31, 1999.

     Options to acquire 1,870,680 and 715,553 shares of common stock under the 1998 Employee, Director and Consultant Stock Option Plan, were issued to non-employees of the Company during the year ended December 31, 1998 and 1999, respectively. The fair value of the common stock options was determined to be $536 and $5,610 for 1998 and 1999, respectively, using the Black-Scholes pricing model. Stock-based compensation related to stock options granted to non-employees is recognized as earned. At each reporting date, the Company re-values the stock-based compensation using the Black-Scholes pricing model. As a result, the stock-based compensation expense will fluctuate as the fair market value of our common stock fluctuates. In connection with the grant of stock options to non-employees, the Company recorded stock-based compensation expense of $536 and $5,610 for the year ended December 31, 1998 and 1999, respectively. Future stock-based compensation from these options is estimated to be $484 at December 31, 1999.

     For all other option grants, because the exercise price of the Company's stock options equal the deemed fair value of the underlying stock on the date of the grant, no compensation cost has been recognized in the accompanying financial statements. Pro forma information regarding net loss is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of Statement 123. The Company had determined that the difference between historical results and such pro forma information would have been to increase the net loss by $311, $301 and $1,541 in 1997, 1998 and 1999, respectively, and to increase the net loss per share to $(0.94), $(2.91), and $(3.07) in 1997, 1998 and 1999 respectively.

     The minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected lives of five years in 1997 and 1998 and three to four years in 1999; risk free interest rate of 5.71% in 1997, 4.59% in 1998, 5% to 6% in 1999, and expected dividends and volatility of zero in 1997 and 1998 and 55% to 68.5% in 1999.

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

  401(k) Plan

     The Company has a 401(k) profit sharing plan which is available to all full-time employees after six months of service and those part-time employees who have completed one thousand hours of employment during twelve consecutive months. The Company will match sixty-five cent per dollar up to 6.15% of the employee's annual salary. The Company made contributions of $44, $116 and $201 in 1997, 1998 and 1999, respectively.

10. SEGMENT INFORMATION

     The Company has two reportable segments: (1) products, and (2) research and development services for others. The accounting policies of the segments are the same as those of the Company. The Company evaluates the performance of its segments and allocates resources to them based solely on evaluation of gross profit. There are no inter-segment revenues. The Company does not make allocations of corporate costs to the individual segment and does not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them. Management believes the Company's future growth will occur in the products segment.

     Information about reported segments is as follows:

                                                                      RESEARCH
                                                                         AND
                                                                     DEVELOPMENT
YEARS ENDED DECEMBER 31:                                  PRODUCTS    SERVICES      TOTAL
------------------------                                  --------   -----------   -------
1997
Revenues................................................  $ 2,174       $318       $ 2,492
Gross profit............................................    1,713          2         1,715
1998
Revenues................................................  $ 2,789       $329       $ 3,118
Gross profit............................................    1,515         88         1,603
1999
Revenues................................................  $12,523       $  0       $12,523
Gross profit............................................    5,261          0         5,261

     Revenue and long-lived asset information by geographic area is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                               1997     1998     1999
                                                              ------   ------   -------
REVENUES:
United States...............................................  $1,834   $2,404   $10,092
Canada......................................................      46       77       249
Japan.......................................................     273      352       135
Europe......................................................      22       41     1,131
Other foreign countries.....................................     317      244       916
                                                              ------   ------   -------
                                                              $2,492   $3,118   $12,523
                                                              ======   ======   =======
LONG-LIVED ASSETS:
Foreign.....................................................  $   14   $   65   $ 2,626
United States...............................................     663    1,500     6,509
                                                              ------   ------   -------
                                                              $  677   $1,565   $ 9,135
                                                              ======   ======   =======

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     Foreign revenues include all sales made to customers outside the United States including those generated by the United Kingdom and Canadian subsidiaries.

11. COMMITMENTS AND CONTINGENCIES

MARKETING AND DISTRIBUTION AGREEMENTS

     The Company has entered into marketing and distribution agreements with certain real estate destination Web sites to maintain certain promotional and linkage rights, and technology access in exchange for total minimum payments of $12,322 payable over three years. A total of $4,696 of the payments are non cancelable. The Company records the expenses as incurred. Under the terms of the agreements (as amended), the following minimum non-cancelable and total future payments are due:

                                                              NON-CANCELABLE    TOTAL
                                                              --------------   -------
2000........................................................      $4,696       $ 5,563
2001........................................................          --         5,477
2002........................................................          --         1,282
                                                                  ------       -------
                                                                  $4,696       $12,322
                                                                  ======       =======

     In addition, under the terms of the distribution agreement entered into on July 15, 1999, the Company is subject to making additional payments totaling $1,375 which are contingent upon the party achieving certain milestones.

CAPITAL LEASE OBLIGATIONS

     In March 1999, the Company entered into a master capital lease agreement to obtain up to $1,500 in capital lease financing for purchases of video equipment, office furniture and other equipment including computer hardware and software made subsequent to January 1, 1999 to December 31, 1999. In May 1999, the Company committed $426 in property and equipment to capital lease under a sale and leaseback provision of the master capital lease agreement.

     At December 31, 1999, the future minimum payments under these and other capital lease agreements are as follows:

2000........................................................  $274
2001........................................................   269
2002........................................................   154
                                                              ----
Minimum lease payments......................................   697
Less: Amount representing interest..........................   133
                                                              ----
Principal amount of minimum lease payments..................   564
Less current portion........................................   191
                                                              ----
                                                              $373
                                                              ====

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

OPERATING LEASES

     The Company leases certain office space and equipment under noncancelable operating leases. Future minimum lease payments are as follows:

2000........................................................  $1,309
2001........................................................   1,244
2002........................................................     786
2003........................................................     327
2004........................................................     100

     Rental expense for operating leases was $160, $469 and $1,669 for 1997, 1998 and 1999, respectively.

     The Company is subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact on the financial condition, results of operations or cash flows of the Company.

     In October 1998, a lawsuit was filed against Interactive. This lawsuit alleged that Interactive breached a duty of confidence, made misrepresentations and misappropriated trade secrets. The court removed this action to arbitration upon Interactive's motion and Interactive cross-claimed alleging various affirmative claims. The court dismissed the lawsuit in May 1999 upon motion of the plaintiffs. However, arbitration is expected to take place in the spring of 2000. In May 1999, one of the original plaintiffs filed a second lawsuit against Interactive alleging patent infringement. Management believes that the claims are without merit and intends to vigorously defend against such claims. Since the plaintiffs have not specified in their lawsuit the amount of damages they seek, an estimate of the ultimate potential liability of Interactive cannot be made. If Interactive does not effectively defend against the claims, Interactive's financial condition, results of operations and cash flows could be materially adversely affected.

12. RESEARCH AND DEVELOPMENT ARRANGEMENTS

     The Company performed certain research and development activities under various third party contracts under which the Company received payments upon achieving certain targets in the development process. One of these contracts provided for receipt of royalties under a license agreement. The remaining contract for which information is disclosed below included no such arrangements. Both of these contracts expired during 1998.

     Total revenue earned and costs incurred under third party research and development contracts, excluding contracts with government agencies, at December 31, is as follows:

                                                              1997   1998   1999
                                                              ----   ----   ----
Revenue earned..............................................  $105   $ 63   $--
Cost incurred...............................................   208     --    --

13. RELATED PARTY TRANSACTIONS

     Notes payable issued to stockholders in 1998 were repaid during 1999.

     In October 1999, the Company issued 173,600 shares of common stock to an executive officer in exchange for a $34 note receivable. The note bears interest at a rate of 6% per annum and is collateralized by the shares, all proceeds of the shares and other collateral.

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                             YEARS ENDED DECEMBER 31,
                                                            ---------------------------
                                                             1997      1998      1999
                                                            -------   -------   -------
                                                                  (IN THOUSANDS)
Supplemental disclosures:
  Unearned stock-based compensation related to stock
     option grants........................................  $    --   $    --   $16,750
  Property and equipment acquired under capital leases....       --        --       502
  Conversion of notes payable to Series B convertible
     preferred stock......................................       --        --     1,800
  Issuance of Series B convertible preferred stock in
     settlement of interest...............................       --        --         8
  Beneficial conversion related to issuance of Series B
     convertible preferred stock..........................       --        --     1,000
  Exercise of common stock options and warrants in
     exchange for note receivable.........................       --        78       127
  Interest paid...........................................       --        --        66
  Income Taxes paid.......................................       --        --         1
  Note receivable settled as offset of note payable.......       --        24        --
  Common stock issued below fair value....................       --        45        --
  Issuance of common stock for services...................       --       326     1,270
  Issuance of warrant for common stock for services.......       --       168        --
  Issuance of options for common stock for services.......       --       536     5,610
  Equipment acquired through issuance of promissory
     note.................................................       40        --        --
  Conversion of debenture into Series C preferred stock...       --     1,000        --
  Common stock, exchanged for Series A and B preferred
     stock................................................       --        --        --
  Conversion of debenture into Series C preferred stock...       --        --     1,000
  Issuance of common stock for portion of placement fee in
     connection with issuance of Series D preferred
     stock................................................       --        --       786
  Issuance of common stock for advertising alliance fee...       --        --     1,000
  Conversion of 13,951 shares of redeemable common stock
     into 13,951 shares of common stock...................       --        --        --

15. PREDECESSOR BUSINESS

     The Company was incorporated in 1998 as Jutvision Corporation under the laws of the state of Delaware. The Company has a wholly-owned subsidiary, bamboo.com Canada Inc. ("bamboo Canada"), a company also incorporated in 1998 under the laws of the province of Ontario, Canada as Jutvision Canada Inc. The business of the Company was previously operated as Jutvision Corporation, a company incorporated in 1995 under the laws of the Province of Ontario, Canada.

     On January 1, 1999, the Board of Directors authorized a corporate reorganization. Through a series of share exchange agreements, bamboo Delaware, emerged as the parent company of bamboo Canada and Jutvision Corporation was merged with bamboo Canada. Prior to the reorganization, bamboo did not have any operations, assets or liabilities.

     Under the terms of the reorganization, there was no change in ownership and, therefore, Jutvision Corporation, has been treated as a predecessor business and its results presented as the historic results of the

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

Company. The predecessor business's financial information reflected herein includes the results of operations and cash flows for the periods ended December 31, 1997 and 1998 and the balance sheets as of December 31, 1997 and 1998.

     On April 23, 1999, Jutvision Canada, Inc. changed its name to bamboo.com Canada, Inc. and Jutvision Corporation changed its name to bamboo.

     bamboo share exchange agreements. Each Board of Directors approved a reorganization for Jutvision Corporation, bamboo Canada and bamboo Delaware effective January 1, 1999 through the following share exchange arrangements:

     (a) Exchange of common stock. The common stockholders of Jutvision Corporation agreed to exchange the outstanding 7,421,536 common shares on a one-for-one basis for Series B convertible preferred shares of bamboo Canada. In addition, holders of the outstanding common stock of Jutvision Corporation also agreed to purchase on a pro-rata basis 7,421,536 Class B common shares of bamboo Delaware on a one-for-one basis for $0.0001 per share.

     Under the charters of the respective companies and under a Conversion and Pairing Agreement, between bamboo Delaware and bamboo Canada, the holders of the Series B convertible preferred stock of bamboo Canada may exchange their shares at any time on a one-for-one basis for common stock of bamboo Delaware, and the shares of the Series B will be redeemed at par value of $0.0001 per share. Common stock and Class B common stock of bamboo Delaware have identical rights and privileges with regard to voting. The Series B convertible preferred stock has voting privileges only where a separate class vote is required by law.

     The Series B convertible preferred stock may not be transferred without either a two-thirds vote of the existing common stockholders of bamboo Canada or approval of the Board of Directors of bamboo Canada. The Series B convertible preferred stock of bamboo Canada automatically converted into common stock of bamboo Delaware if:

     - the net proceeds of an initial public offering of bamboo Delaware common stock exceeds $15,000,000; or,

     - there is written election by not less than two-thirds majority of the Series B holders; or

     - there is a liquidation, dissolution or winding-up of bamboo Canada.

     One June 7, 1999, bamboo Canada amended its articles of incorporation and the Conversion and Pairing Agreement to reflect the creation of Series C convertible preferred shares ("Series C shares"). Effective June 11, 1999, the outstanding Series B convertible preferred shares were converted to Series C convertible preferred shares. The Series C shares have substantially all of the same rights and preferences as the Series B convertible preferred shares, except that the Series C shares do not automatically convert in the event that the parent company, bamboo.com, completes an initial public offering of its stock. Under the amended conversion and pairing agreement, the Series C shares are exchangeable on a one for one basis for common stock of the parent company, bamboo.com, and the shares of the Series C will be redeemed at par value of $0.0001 per share.

     Due to the terms of the Conversion and Pairing Agreement, the equity interest of the Series B convertible preferred shareholders of bamboo Canada is inseparable from and substantively represents an equivalent equity interest in bamboo Delaware. Accordingly, these shares are presented as equity in the parent company in the consolidated financial statements.

                         INTERNET PICTURES CORPORATION

                          NOTES TO SUPPLEMENTAL POOLED
                CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

     (b) Exchange of preferred stock. In connection with the reorganization, holders of the 231,250 outstanding Series A convertible preferred shares of Jutvision Corporation agreed to exchange their shares on a one-for-one basis for Series A convertible preferred stock of bamboo Delaware.

     On December 23, 1998, 500,000 shares of the undesignated preferred stock in bamboo Delaware were designated as Series A convertible preferred stock, having the same rights and characteristics as the Series A convertible preferred shares of Jutvision Corporation.

16. SUBSEQUENT EVENTS

     Merger with PictureWorks Technologies, Inc. On March 6, 2000, the Company and PictureWorks Technology, Inc. ("PictureWorks") entered into an Agreement and Plan of Merger ("Merger Agreement") whereby iPIX will acquire all of the outstanding shares of PictureWorks by issuing shares of iPIX. Pursuant to the terms of the agreement, the companies also entered into a Funding Obligation Agreement, whereby iPIX is obligated to place $7,000 in an escrow account which PictureWorks may draw upon. If PictureWorks terminates the merger agreement or breaches the covenants or representations of the Merger Agreement, PictureWorks would be obligated to repay any funds drawn from the escrow accounts.

WARRANTS

     On January 6, 2000, the Company granted warrants in connection with a strategic relationship to purchase a total of 200,000 shares of common stock at an exercise price per share equal to 90% of the average closing price of the Company's common stock calculated over the fifteen trading days immediately preceding the date of the warrant. The warrants vest as follows: 100,000 six months after the incorporation of immoeuro B.V., 50,000 on September 30, 2000 and 50,000 on December 31, 2000.

     Based on the term of the warrant, fair value of the underlying common stock and the risk-free rate at the date of grant, a volatility or 70% and a nil dividend yield, the Company estimates a charge of approximately $2,253 to the Statement of Operations. As the shares subject to warrant are unvested, the unvested shares will be revalued at each reporting date and the revised fair value will be expensed upon the vesting of the remaining shares. As a result, the charge is subject to substantial increase or decrease based on future changes in the fair value of the underlying common stock.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of
Internet Pictures Corporation

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in shareholders' equity, and of cash flows present fairly, in all material respects, the financial position of Interactive Pictures Corporation and its subsidiary (the "Company") at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Knoxville, Tennessee
January 28, 2000

                        INTERACTIVE PICTURES CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                                -------------------
                                                                  1998       1999
                                                                --------    -------
                                                                  (IN THOUSANDS,
                                                                 EXCEPT SHARE AND
                                                                  PER SHARE DATA)
                                      ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................    $  1,064    $12,809
Securities available-for-sale...............................          --     32,725
Accounts receivable, less allowance for doubtful accounts of
  $170 at December 31, 1998 and $195 at December 31, 1999...         842      3,185
Inventory, less reserve for obsolescence of $100 at December
  31, 1998 and $55 at December 31, 1999.....................         328      1,059
Prepaid expenses............................................         305      4,560
                                                                --------    -------
         Total current assets...............................       2,539     54,338
                                                                --------    -------
Long-term securities available-for sale.....................          --     12,000
Property and equipment:
  Furniture and equipment...................................       1,667      4,582
  Leasehold improvements....................................          53        161
                                                                --------    -------
                                                                   1,720      4,743
Less accumulated depreciation and amortization..............        (367)      (830)
                                                                --------    -------
Property and equipment, net.................................       1,353      3,913
                                                                --------    -------
Other assets................................................          97        192
                                                                --------    -------
         Total assets.......................................    $  3,989    $70,443
                                                                ========    =======
                       LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
Convertible debenture.......................................    $  1,000    $    --
Accounts payable............................................         409        946
Accrued expenses............................................       1,648      2,984
Deferred revenue............................................         118        514
                                                                --------    -------
         Total current liabilities..........................       3,175      4,444
                                                                --------    -------
Long-term portion of promissory note........................          21         14
Commitments and contingencies (Note 10)
SHAREHOLDERS' EQUITY:
Preferred stock $0.001 par value; 10,000,000 shares
  authorized in 1999;                                                 --         --
  no shares issued or outstanding
Convertible preferred stock:
  Series A $0.001 par value; 1,644,817 shares authorized,
    issued and outstanding at December 31, 1998 ($6,576
    aggregate liquidation value at December 31, 1998).......           2         --
  Series B $0.001 par value; 674,279 shares authorized at
    December 31, 1998; 526,340 shares issued and outstanding
    at December 31, 1998 ($3,126 aggregate liquidation value
    at December 31, 1998)...................................           1         --
  Series C $0.001 par value; 4,482,705 shares authorized at
    December 31, 1998; 2,357,058 shares issued and
    outstanding at December 31, 1998 ($14,000 aggregate
    liquidation value at December 31, 1998).................           2         --
  Series D $0.001 par value; 3,725,803 authorized in 1998;
    no shares issued or outstanding.........................          --         --
Common stock, $0.001 par value, 17,004,500 shares authorized at December 31, 1998 and 100,000,000 shares authorized at
  December 31, 1999; 4,101,805 shares issued and outstanding at December 31, 1998 and 16,627,997 shares issued and
  outstanding at December 31, 1999..........................           4         17
Additional paid-in capital..................................      24,808    114,370
Deferred stock compensation.................................          --       (762)
Accumulated deficit.........................................     (24,024)   (47,640)
                                                                --------    -------
         Total shareholders' equity.........................         793     65,985
                                                                --------    -------
         Total liabilities and shareholders' equity.........    $  3,989    $70,443
                                                                ========    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERACTIVE PICTURES CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      YEARS ENDED DECEMBER 31,
                                                               --------------------------------------
                                                                  1997         1998          1999
                                                               ----------   -----------   -----------
                                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
REVENUES:
Products....................................................    $ 2,128      $  2,712      $  8,767
Services....................................................        318           329            --
                                                                -------      --------      --------
                                                                  2,446         3,041         8,767
                                                                -------      --------      --------
COST OF REVENUES:
Products....................................................        446         1,207         4,382
Services....................................................        316           241            --
                                                                -------      --------      --------
                                                                    762         1,448         4,382
                                                                -------      --------      --------
Gross profit................................................      1,684         1,593         4,385
                                                                -------      --------      --------
OPERATING EXPENSES:
Sales and marketing (excludes $0, $0, and $91 of stock-based
  compensation).............................................      2,829         8,483        19,741
Research and Development (excludes $0, $0, and $45 of
  stock-based compensation).................................      1,171         2,775         3,993
General and administrative (excludes $0, $0, and $118 of
  stock-based compensation).................................      2,598         3,661         5,899
Amortization of product development and patent costs........        858            --            --
Non-cash compensation expense...............................         --            --           254
                                                                -------      --------      --------
          Total operating expenses..........................      7,456        14,919        29,887
                                                                -------      --------      --------
Interest income.............................................        181           276         1,899
Interest expense............................................        (42)         (202)          (12)
Other income (expense), net.................................         55            27            (1)
                                                                -------      --------      --------
          Net loss..........................................    $(5,578)     $(13,225)     $(23,616)
                                                                =======      ========      ========
Basic and diluted loss per common share (Note 2)............    $ (0.89)     $  (2.84)     $  (2.53)
Weighted average common shares outstanding -- basic and
  diluted...................................................      6,287         4,661         9,326

  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERACTIVE PICTURES CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 PREFERRED   PREFERRED   PREFERRED   PREFERRED            ADDITIONAL     DEFERRED
                                   STOCK       STOCK       STOCK       STOCK     COMMON    PAID-IN        STOCK       ACCUMULATED
                                 SERIES A    SERIES B    SERIES C    SERIES D    STOCK     CAPITAL     COMPENSATION     DEFICIT
                                 ---------   ---------   ---------   ---------   ------   ----------   ------------   -----------
                                                                (IN THOUSANDS, EXCEPT SHARE DATA)
Balances, January 1, 1997......     $--         $--         $--         $--       $ 6      $  9,982      $    --       $ (3,828)
  Net loss.....................      --          --          --          --        --            --           --         (5,578)
                                    ---         ---         ---         ---       ---      --------      -------       --------
Balances, December 31, 1997....      --          --          --          --         6         9,982           --         (9,406)
  Issuance of 74,820 common
    shares upon exercise of
    options....................      --          --          --          --        --             3           --             --
  Conversion of 2,319,095
    shares of common stock into
    Series A and B preferred
    stock......................       2           1          --          --        (2)           15           --            (15)
  Proceeds from issuance of
    2,188,698 shares of Series
    C preferred stock and
    warrants, net of related
    costs......................      --          --           2          --        --        12,527           --             --
  Conversion of $1,000
    debenture into 168,361
    shares of Series C
    preferred stock............      --          --          --          --        --         1,000           --             --
  Proceeds from issuance of
    229,561 shares of common
    stock and warrants, net of
    related costs..............      --          --          --          --        --         1,281           --             --
  Exchange of common for
    preferred shares and
    related repurchase and
    retirement of 170,045
    shares of Series C
    preferred stock............      --          --          --          --        --            --           --           (500)
  Repurchase and retirement of
    147,939 shares of Series B
    preferred stock............      --          --          --          --        --            --           --           (878)
  Net loss.....................      --          --          --          --        --            --           --        (13,225)
                                    ---         ---         ---         ---       ---      --------      -------       --------
Balances, December 31, 1998....       2           1           2          --         4        24,808           --        (24,024)
  Proceeds from issuance of
    3,115,328 shares of Series
    D preferred stock and
    warrants, net of related
    costs......................      --          --          --           3        --        22,081           --             --
  Issuance of 223,122 common
    shares upon exercise of
    options....................      --          --          --          --        --           326           --             --
  Conversion of $1,000
    debenture and interest into
    174,535 shares of Series C
    preferred stock............      --          --          --          --        --         1,036           --             --
  Net loss.....................      --          --          --          --        --            --           --        (23,616)
  Conversion of preferred stock
    to 7,818,077 shares of
    common stock...............      (2)         (1)         (2)         (3)        8            --           --             --
  Issuance of options to
    purchase 795,130 shares of
    common stock...............      --          --          --          --        --         1,034       (1,034)            --
  Forfeiture of options to
    purchase 13,688 shares of
    common stock...............      --          --          --          --        --           (18)          18             --
  Proceeds from issuance of
    3,850,000 shares of common
    stock upon initial public
    offering, net of related
    costs......................      --          --          --          --         4        63,300           --             --
  Conversion of redeemable
    common stock to 10,191
    shares of common stock.....      --          --          --          --        --            80           --             --
  Issuance of 55,556 shares of
    common stock for
    advertising fees...........      --          --          --          --        --         1,000           --             --
  Issuance of 569,247 shares of
    common stock upon exercise
    of warrants................      --          --          --          --         1           723           --             --
  Amortization of deferred
    stock compensation.........      --          --          --          --        --            --          254             --
                                    ---         ---         ---         ---       ---      --------      -------       --------
Balances, December 31, 1999....     $--         $--         $--         $--       $17      $114,370      $  (762)      $(47,640)
                                    ===         ===         ===         ===       ===      ========      =======       ========

  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERACTIVE PICTURES CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                1997        1998         1999
                                                              --------    ---------    ---------
                                                              (IN THOUSANDS, EXCEPT SHARE DATA)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss....................................................  $(5,578)    $(13,225)    $(23,616)
Adjustments to reconcile net loss to net cash used in
  operating activities:
  Depreciation and amortization.............................      990          224          466
  Provision for doubtful accounts receivable................      190          (20)          25
  Loss (gain) on disposal of fixed assets...................       88           --           (6)
  Accretion of securities available-for-sale discounts......      (51)        (167)        (177)
  Provision for inventory obsolescence......................      (44)         100          195
  Non-cash expense related to issuance of options and
    warrants................................................       --           --          280
  Changes in operating assets and liabilities:
  Accounts receivable.......................................     (445)        (284)      (2,368)
  Inventory.................................................     (120)        (196)        (926)
  Prepaid expenses..........................................        7         (172)      (3,251)
  Other assets..............................................     (162)          21           50
  Accounts payable..........................................      (85)          75          537
  Accrued expenses..........................................      520        1,081        1,372
  Costs and estimated earnings in excess of billings on
    uncompleted contracts...................................      (35)          64           --
  Deferred revenue..........................................     (100)          55          396
                                                              -------     --------     --------
         Net cash used in operating activities..............   (4,825)     (12,444)     (27,023)
                                                              -------     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment........................     (504)        (913)      (3,059)
Purchases of securities available-for-sale..................   (3,933)      (7,832)     (94,314)
Maturities of securities available-for-sale.................    3,485        8,999       49,766
Proceeds from disposal of equipment.........................       --           --           42
Purchase of intangible asset................................       --           --         (150)
                                                              -------     --------     --------
         Net cash provided by (used in) investing
           activities.......................................     (952)         254      (47,715)
                                                              -------     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock..................       --        1,285       65,136
Net proceeds from issuance of preferred stock...............       --       12,529       25,084
Repurchase of preferred and common stock....................       --       (1,378)      (3,730)
Issuance (repayment) of convertible debenture...............    3,000       (1,000)          --
Repayments of promissory note...............................       (3)          (8)          (7)
                                                              -------     --------     --------
         Net cash provided by financing activities..........    2,997       11,428       86,483
                                                              -------     --------     --------
Net increase (decrease) in cash and cash equivalents........   (2,780)        (762)      11,745
Cash and cash equivalents, beginning of period..............    4,606        1,826        1,064
                                                              -------     --------     --------
Cash and cash equivalents, end of period....................  $ 1,826     $  1,064     $ 12,809
                                                              =======     ========     ========

     No income taxes were paid in any period presented. Interest payments were insignificant in all periods presented.

NONCASH INVESTING AND FINANCING ACTIVITIES:

     During 1998, a $1,000 convertible debenture was converted into 168,361 shares of Series C preferred stock. In addition, 2,319,095 shares of common stock were exchanged for 1,644,817 shares of Series A preferred stock and 674,279 shares of Series B preferred stock.

     During 1999, a $1,000 convertible debenture and accrued interest was converted into 174,535 shares of Series C preferred stock.

     Also during 1999, the Company issued 105,142 shares of redeemable common stock for a portion of the placement fee in connection with the issuance of Series D preferred stock, and 55,556 shares to independent party as an advertising alliance fee. The Company converted 10,191 shares of redeemable common stock into 10,191 shares of common stock upon consummation of the IPO.

  The accompanying notes are an integral part of these consolidated financial statements.

                        INTERACTIVE PICTURES CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. GENERAL

     Interactive Pictures Corporation ("iPIX" or the "Company") is engaged in the design and sale of electronic digital imaging products related to iPIX images. The Company's patented technology allows viewers to Step Inside the Picture with iPIX images and changes the way people create and view images, immersing them in a 360 degrees X 360 degrees spherical environment. iPIX images provide a complete field of view in a window, which can be navigated by moving a cursor inside the image.

     Using the Company's technology, clients can create virtual tours and multimedia content to enhance marketing and accelerate electronic commerce over the Internet. The Company's customers are primarily in the real estate, publishing, and corporate and e-commerce industries. Customers in the real estate, and the corporate and e-commerce markets represented an aggregate of 57%, 62% and 70% of total revenues for 1997, 1998 and 1999, respectively.

     The Company performs research and development to enhance its own products, as well as for other entities with whom the Company has entered into contracts. The Company also performs content development services for itself and others with whom the Company has entered into contracts.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The consolidated financial statements of the Company include the accounts of Interactive Pictures Corporation and its wholly-owned subsidiary, Interactive Pictures UK Limited, a United Kingdom company formed in 1998. All significant intercompany balances and transactions have been eliminated. The subsidiary's functional currency is the British Pound. The cumulative translation adjustment account as of December 31, 1998 and December 31, 1999, was insignificant.

     Cash and Cash Equivalents. The Company considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

     Securities Available-for-Sale. Securities available-for-sale represent those securities intended to be held for an indefinite period of time. Securities available-for-sale are recorded at fair value based on prices obtained from commercial pricing services.

     Unrealized gains and losses are excluded from earnings and reported in other comprehensive income in shareholders' equity. Interest income includes interest, amortization of purchase premiums and discounts, and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method. Amortized costs approximated fair values and unrealized gains and losses were insignificant for all periods presented.

     Concentrations of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, and accounts receivable. Cash and cash equivalents are deposited with high credit quality financial institutions. The Company's accounts receivable are derived from revenue earned from clients located in the U.S. and abroad. The Company performs ongoing credit evaluations of its clients' financial condition and generally requires no collateral from its clients. To date, the Company has not experienced any material losses.

     During 1998, one customer accounted for 13% of revenue and 16% of accounts receivable. One additional customer also represented 16% of accounts receivable at December 31, 1998. Four customers represented 10%, 10%, 11%, and 28%, respectively, of accounts receivable at December 31, 1997. No customer represented in excess of 10% of the Company's accounts receivable at December 31, 1999. No customer represented in excess of 10% of the Company's revenues in 1997 or 1999.

                        INTERACTIVE PICTURES CORPORATION

     Inventory. Inventory, which consists primarily of digital cameras and related hardware, is stated at the lower of cost or market, with cost determined using standard costs (which approximate first-in, first-out costs). The Company records a provision for obsolete inventory whenever such an impairment has been identified.

     Prepaid Expenses. Prepaid expenses consist primarily of advertising, trade shows, insurance, and merger-related payments, which will be reflected as an expense during the period benefited.

     Property and Equipment. Property and equipment consist primarily of computer equipment and office furnishings, which are stated at cost. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements, and improvements are capitalized. Gains and losses from disposals are included in operations upon disposal. To date, disposals of property and equipment have been insignificant. Fixed assets are depreciated primarily using the straight-line method over estimated useful lives, which range from three to ten years. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter.

     Patents and Product Development Costs. External legal costs incurred to maintain the Company's intellectual property position are capitalized and amortized over the estimated useful life of the related patents.

     The Company also capitalizes eligible software costs incurred after technological feasibility of the product has been established by a working model. Capitalized software costs are amortized over the estimated useful life of the product on a straight-line basis.

     During 1997, the Company became aware of certain competitors using alternative technologies and determined that it was necessary to revise the estimated economic lives of both capitalized product development costs and patent costs from five years and seven years, respectively, to one year and three years, respectively. The effect of the change was to increase amortization expense by approximately $650. Qualifying costs in 1998 and 1999 were insignificant and, therefore, the Company did not capitalize such costs.

     Long-Lived Assets. The carrying value of intangible assets, property and equipment, and other long-lived assets is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. The Company recognizes impairment losses whenever events or circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. The measurement of the impairment losses to be recognized is based on the difference between the fair values and the carrying amounts of the assets. To date no such impairment has been indicated.

     Income Taxes. The Company uses the asset and liability method of accounting for income taxes, which requires the recognition of deferred tax liabilities and assets for expected future tax consequences of temporary differences between the carrying amounts and the tax basis of assets and liabilities. A valuation allowance against deferred tax assets is recorded if, based upon available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. Tax credits are accounted for as a reduction of tax expense in the year in which the credits reduce taxes payable.

     The Company does not recognize deferred income taxes for temporary differences associated with its investment in the foreign subsidiary because the differences are essentially permanent in duration.

     Interactive Pictures UK Limited is not included in the tax filing of its parent, Interactive Pictures Corporation. As a result, Interactive Pictures UK Limited files a separate return with the United Kingdom jurisdiction governing the subsidiary.

     Revenue Recognition. Product revenue is recognized upon shipment or delivery to distributors and end users provided there are no uncertainties surrounding product acceptance, there are no significant vendor obligations, the fees are fixed and determinable, and collection is considered probable. The Company provides

                        INTERACTIVE PICTURES CORPORATION
an allowance for returns upon recognizing revenue as deemed necessary based on historical experience. Returns were insignificant for all years presented. Payments received in advance are initially recorded as deferred revenue and recognized ratably as obligations are fulfilled.

     The Company derives service revenues from research and development activities performed under fixed-price contracts with certain U.S. government agencies and other third parties. Such revenues are recognized using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs, or as certain targets in the development process are met, as appropriate under the contract). Provisions for estimated losses on uncompleted contracts are made on a contract-by-contract basis and are recognized in the period in which such losses become probable and can be reasonably estimated. To date, such losses have been insignificant. Unbilled fees and services on contracts are comprised of costs plus estimated earnings on certain contracts in excess of contractual billings on such contracts. Advanced billings and billings in excess of costs plus estimated earnings are classified as deferred revenue.

     Research and Development Costs. Research and development expenditures are expensed as incurred. Costs incurred under contracts to perform research and development for others, excluding contracts with government agencies, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 68, Research and Development Arrangements (Note 11).

     Advertising Expenses. All advertising expenditures are expensed as incurred. Advertising expenses for 1997, 1998 and 1999, were $392, $1,087 and $4,235, respectively. The Company recognizes expenditures under cooperative advertising arrangements net of reimbursements received from participants.

     Accounting for Stock-Based Compensation. The Company has elected to continue following Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for stock options granted to employees rather than the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation ("Statement 123").

     Foreign Currency Transactions. Substantially all historical sales have been denominated in U.S. dollars. All transaction gains and losses are included in operations. Such amounts have been insignificant to date.

     Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of items affected by certain significant estimates made by management are long-lived assets, including patents and product development costs, certain accruals, receivables and inventory.

     Segment Reporting. The Company uses a "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Segment reporting includes disclosures about products and services, geographic areas, and major customers.

     Net Loss Per Share. The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98. Basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options and warrants and upon conversion of the Company's preferred stock and convertible debenture.

                        INTERACTIVE PICTURES CORPORATION

     The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

                                                        YEARS ENDED DECEMBER 31,
                                                 --------------------------------------
                                                    1997          1998          1999
                                                 ----------    ----------    ----------
NUMERATOR:
Net loss.......................................  $   (5,578)   $  (13,225)   $  (23,616)
DENOMINATOR:
Weighted average shares........................   6,286,565     4,660,789     9,326,042
NET LOSS PER SHARE:
Basic and diluted..............................  $    (0.89)   $    (2.84)   $    (2.53)

     The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

                                                            YEARS ENDED DECEMBER 31,
                                                         -------------------------------
                                                          1997       1998        1999
                                                         -------   ---------   ---------
Weighted average effect of common stock equivalents
  Preferred Stocks:
  Series A.............................................       --   1,197,061     977,877
  Series B.............................................       --     434,837     312,920
  Series C.............................................       --   1,511,024   1,401,319
  Series D.............................................       --          --   1,521,390
Warrants...............................................       --          --     304,055
Employee stock options.................................  697,241     661,210     426,507
Convertible debenture..................................   86,987     441,481      37,824
                                                         -------   ---------   ---------
                                                         784,228   4,245,613   4,981,892
                                                         =======   =========   =========

     Reclassifications. Certain reclassifications have been made to certain previously reported 1997 and 1998 amounts to conform with the 1999 presentation.

     Comprehensive Income. On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes new requirements for reporting and displaying comprehensive income (loss) and its components. The adoption of SFAS 130 has no impact on the Company's net loss or total stockholders' equity. This new accounting standard requires net unrealized gains or losses on the Company's available-for-sale securities and cumulative foreign currency translation adjustments to be reported as accumulated other comprehensive income (loss).

     Stock Split. On July 2, 1999, the Board of Directors approved a 0.34009-for-1 reverse stock split. All references to number of shares, per share amounts, stock option data, and warrant exercise prices have been restated for all periods presented.

     Recent Accounting Pronouncements. SFAS 133, Accounting for Derivatives and Hedging Activities, establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

     In March 1998, AICPA issued Statement of Position 98-4, Deferral of the Effective Date of a Provision of SOP 97-2. SOP 98-4 defers for one year the application of certain provisions of Statements of Position 97-2, Software Revenue Recognition. Different informal and nonauthoritative interpretations of certain provisions of SOP 97-2 have arisen and, as a result, the AICPA issued SOP 98-9 in December 1998, which is effective for

                        INTERACTIVE PICTURES CORPORATION
periods beginning after March 15, 1999. SOP 98-9 extends the effective date of SOP 98-4 and provides additional interpretive guidance. The adoption of SOP 97-2, SOP 98-4 and SOP 98-9 have not had and are not expected to have a material impact on the Company's reported results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 or SAB 101 "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management believes that the impact of SAB 101 will not have a material effect on the financial position or results of operations of the Company.

3. BALANCE SHEET ACCOUNTS

     Securities available for sale consist of the following at December 31:

                                                               COST     FAIR VALUE
                                                              -------   ----------
SHORT-TERM:
Certificates of deposit.....................................  $ 6,725    $ 6,725
Commercial paper............................................    7,000      7,000
Corporate notes.............................................   15,000     15,000
Government notes............................................    4,000      4,000
                                                              -------    -------
                                                              $32,725    $32,725
                                                              =======    =======
LONG-TERM:
Corporate notes.............................................  $ 9,000    $ 9,000
Government notes............................................    3,000      3,000
                                                              -------    -------
                                                              $12,000    $12,000
                                                              =======    =======

     All of the long-term securities available-for-sale mature in 2001.

     Accrued liabilities consist of the following as of December 31:

                                                               1998     1999
                                                              ------   ------
Accrued legal fees..........................................  $  451   $  350
Accrued vacation............................................     137      285
Accrued advertising.........................................      --      649
Accrued relocation expenses.................................     461       --
Other liabilities...........................................     599    1,700
                                                              ------   ------
                                                              $1,648   $2,984
                                                              ======   ======

                        INTERACTIVE PICTURES CORPORATION

4. INCOME TAXES

     The components of the Company's net deferred tax asset (liability) as of December 31, 1998 and 1999, are as follows:

                                                               1998       1999
                                                              -------   --------
DEFERRED TAX ASSETS (LIABILITIES)
CURRENT:
Financial reserves..........................................  $   103   $    106
Stock based compensation....................................       --         96
Accrued expenses and deferred revenue.......................      255        462
                                                              -------   --------
                                                                  358        664
Valuation allowance.........................................     (358)      (664)
                                                              -------   --------
          Net current deferred tax asset(liability).........  $    --   $     --
                                                              =======   ========
LONG-TERM:
Foreign net operating loss..................................  $    --   $    222
carryforwards Net operating loss carryforwards..............    7,911     17,279
Research and development credits............................       45         45
Intangible assets...........................................      239        221
                                                              -------   --------
                                                                8,195     17,767
Valuation allowance.........................................   (8,195)   (17,767)
                                                              -------   --------
          Net long-term deferred tax asset (liability)......  $    --   $     --
                                                              =======   ========

     At December 31, 1999, the Company has available net operating loss carryforwards of approximately $46,000, which it may use to offset future federal taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2009. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to shareholders' equity. The Company has available research and development credits of approximately $45 that will expire in 2010.

     Income tax benefits have not been recorded since the Company has fully reserved the tax benefit of temporary differences, operating losses and tax credit carryforwards based on management's evaluation of the positive and negative evidence impacting the realizability of the assets, consisting principally of net operating loss carryforwards. Management has considered the Company's history of losses and concluded that as of December 31, 1998 and 1999, the deferred tax assets should be fully reserved.

     The Company's 1997, 1998 and 1999 income tax provision differs from that obtained by using the statutory rate of 34% due to the following:

                                                             1997      1998      1999
                                                            -------   -------   -------
Computed "expected" tax benefit...........................  $(1,897)  $(4,496)  $(8,029)
State income taxes, net of federal income tax benefit.....     (223)     (524)     (945)
Valuation allowance changes affecting the provision for
  income taxes............................................    2,105     4,965     8,911
Permanent differences.....................................       15        55        63
                                                            -------   -------   -------
                                                            $    --   $    --   $    --
                                                            =======   =======   =======

     Internal Revenue Code Section 382 stipulates an annual limitation on the amount of Federal and State net operating losses incurred prior to a change in ownership, which can be utilized to offset the Company's future taxable income. An ownership change occurred as a result of the consummation of the Company's initial public offering.

                        INTERACTIVE PICTURES CORPORATION

5. DEBT

     On October 29, 1997, the Company issued a $3,000, 8% convertible debenture due September 30, 1998 (the Debenture). The debenture was convertible into 505,084 shares of Series C preferred stock. Effective October 23, 1998, $1,000 of the Debenture was assigned by the investor to a group of private investors who converted such portion of the Debenture into 168,361 shares of Series C preferred stock. The Company paid off $1,000 of the Debenture in October 1998, and converted the remaining $1,000 into 174,535 shares of Series C preferred stock in March 1999. The Series C preferred stock was converted into common stock in connection with the Company's initial public offering in August 1999.

     The Company entered into a $40 non-interest bearing promissory note payable during August 1997; due in monthly installments of $1, including principal and imputed interest, through August 2002. The note is collateralized by certain furniture and equipment of the Company.

6. SHAREHOLDERS' EQUITY

     During 1998, the Company issued 2,188,698 shares of Series C preferred stock, as well as warrants to purchase an additional 609,460 shares of Series C preferred stock, for net proceeds of $12,529. In connection with the Series C transaction, the Company exchanged, on a one-for-one basis, an aggregate of 2,319,095 shares of common stock for 1,644,817 shares of Series A preferred stock and 674,278 shares of Series B preferred stock. Also during 1998, the Company issued warrants to purchase 22,956 shares of common stock.

     During 1999, the Company amended its Charter to change the par value of its common stock to $0.001. All amounts included in the accompanying financial statements have been restated to retroactively reflect the change in par value. Also in 1999, the Company issued an aggregate of 3,115,328 shares of Series D preferred stock for gross proceeds of $24,000, 389,416 shares of Series D redeemable preferred stock for gross proceeds of $3,000 and 105,142 shares of redeemable common stock for gross proceeds of $810. In connection with the Series D issuance, warrants to purchase 221,059 shares of Series D preferred stock and 6,802 warrants to purchase common stock were issued.

     In June 1999, the NASD informed the Company that it would consider a portion of its redeemable convertible preferred stock and redeemable common stock to be underwriting compensation received in connection with the proposed initial public offering in excess of the amounts allowable under the NASD's Conduct Rules. In order to comply with the NASD's Conduct Rules, the Company repurchased 484,367 shares of common stock, including shares representing the redeemable convertible preferred stock and the redeemable common stock, for $3,730.

     In connection with the Company's initial public offering in August 1999, all preferred stock converted one-for-one into common stock and all warrants were exercised. Net proceeds from the initial public offering of 3,850,000 shares of common stock totaled $63,300.

     Before the effectiveness of the registration statement covering the shares of common stock sold in the Company's initial public offering, the Company provided written materials to persons it identified as eligible participants in its directed share program. The Company has been advised that these materials may constitute a prospectus that does not meet the requirements of the Securities Act of 1933. If the distribution of these materials did constitute a violation of the Securities Act of 1933, the recipients of these materials who purchased common stock in this offering would have the right, for a period of one year from the date of their purchase of common stock, to obtain recovery of the consideration paid in connection with their purchase of common stock or, if they had already sold the stock, sue the Company for damages resulting from their purchase of common stock. These damages could total up to approximately $2,800 plus interest; based on the initial public offering price of $18.00 per share, if these investors seek recovery or damages after an entire loss of their investment.

                        INTERACTIVE PICTURES CORPORATION

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Fair values of financial instruments have been estimated using data which the Company considered the best available. The following estimation methodologies were used:

          Cash and Cash Equivalents. Cash and cash equivalents are reflected at carrying value, which is considered fair value due to the short-term nature of these instruments.

          Accounts Receivable. Accounts receivable consists primarily of trade receivables. The Company has estimated their fair value to be the carrying value.

          Securities Available-for-Sale. The estimated fair value of securities available-for-sale is based on the quoted market prices for those or similar investments. Amortized costs approximate fair value.

          Convertible Debenture and Promissory Note. Fair values are based on quoted market prices for the same or similar issues, or the carrying value is used where a market price is unavailable. The carrying value is assumed to be the fair value for these liabilities as no market price for a comparable instrument was available.

8. EMPLOYEE STOCK AND BENEFIT PLANS

STOCK OPTION PLAN

     The Company has authorized the 1997 Equity Compensation Plan (the "Plan"), under which 2,998,559 shares of common stock are authorized and reserved for issuance to selected employees, officers, directors, consultants and advisors. The Company has reserved a sufficient number of shares of common stock for issuance pursuant to the authorized options. As of December 31, 1999, 2,193,662 options had been granted under this Plan. In addition, the Company has granted certain options to purchase shares of the Company's common stock to employees not under the Plan; these options were primarily granted prior to the authorization of the 1997 plan. The exercise price of all options granted is the fair value of the Company's common stock at the date of grant as estimated by common stock and convertible preferred stock transactions with third parties at or near grant dates. The options generally vest over one to three-year periods and expire five years after the respective vesting dates.

     A summary of the Company's stock option activity is as follows:

                                                   WEIGHTED      WEIGHTED                  WEIGHTED
                                                    AVERAGE      AVERAGE        STOCK      AVERAGE
                                                  OF EXERCISE   GRANT DATE     OPTIONS     EXERCISE
                                       SHARES       PRICES      FAIR VALUE   EXERCISABLE    PRICE
                                      ---------   -----------   ----------   -----------   --------
Under option at January 1, 1997.....    591,566                                 446,088     $0.56
  Options granted in 1997...........    891,733     $ 4.06        $0.97
  Options cancelled in 1997.........   (107,468)      3.68
                                      ---------
Under option at December 31, 1997...  1,375,831                                 677,103      1.62
  Options granted in 1998...........    536,067       6.00         1.21
  Options exercised in 1998.........    (74,820)      0.03
  Options cancelled in 1998.........    (11,337)      6.47
                                      ---------
Under option at December 31, 1998...  1,825,741                    5.35         835,192      2.47
  Options granted in 1999...........  1,647,392      14.48
  Options exercised is 1999.........   (223,122)      1.46
  Options cancelled in 1999.........    (70,578)     10.26
                                      ---------
Under option at December 31, 1999...  3,179,433                               1,464,803      5.11
                                      =========

                        INTERACTIVE PICTURES CORPORATION

     The following table summarizes information about stock options at December 31, 1999:

                                OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                 -------------------------------------------------   ------------------------------
                   NUMBER      WEIGHTED-AVERAGE                        NUMBER
   RANGE OF      OUTSTANDING      REMAINING       WEIGHTED-AVERAGE   EXERCISABLE   WEIGHTED-AVERAGE
EXERCISE PRICE   AT 12/31/99   CONTRACTUAL LIFE    EXERCISE PRICE    AT 12/31/99    EXERCISE PRICE
---------------  -----------   ----------------   ----------------   -----------   ----------------
$ 0.03              163,243          2.25              $ 0.03           163,243         $ 0.03
$ 3.68 -
  $ 9.00.......   2,228,116          6.94              $ 5.79         1,201,560         $ 4.52
$15.88 -
  $25.25.......     788,074          9.69              $21.58           100,000         $21.38

ACCOUNTING FOR STOCK-BASED COMPENSATION

     In April and May of 1999, the Company issued options to employees and directors to purchase 795,130 shares of common stock at $7.70 per share. The Company recorded deferred stock compensation totaling approximately $1,034 during these time periods, which represents the difference between the deemed fair market value of the Company's common stock for accounting purposes and the exercise price of the options at the date of grant. The deferred stock compensation has been presented as a reduction of shareholders' equity and will be amortized over the three-year vesting period of the options.

     For all other option grants, because the exercise price of the Company's stock options equals the deemed fair value of the underlying stock on the date of the grant, no compensation cost has been recognized in the accompanying financial statements. Pro forma information regarding net loss is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of Statement 123. The Company has determined that the difference between historical results and such pro forma information would have been to increase the net loss by $311, $301 and $642 in 1997, 1998 and 1999, respectively, and to increase the net loss per share to $(0.94), $(2.91), and $(2.60) in 1997, 1998 and 1999, respectively.

     The minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected lives of five years in 1997 and 1998 and three years in 1999; risk free interest rate of 5.71% in 1997, 4.59% in 1998, 6.03% in 1999, and expected dividends and volatility of zero in 1997 and 1998 and 68.5% in 1999.

401(K) PLAN

     The Company has a 401(k) profit sharing plan which is available to all full-time employees after six months of service and those part-time employees who have completed one thousand hours of employment during twelve consecutive months. The Company will match sixty-five cents per dollar up to 6.15% of the employee's annual salary. The Company made contributions of $44, $116 and $201 in 1997, 1998 and 1999, respectively.

                        INTERACTIVE PICTURES CORPORATION

9. SEGMENT INFORMATION

     The Company has two reportable segments: 1) iPIX products, and 2) research and development services for others. The accounting policies of the segments are the same as those of the Company. The Company evaluates the performance of its segments and allocates resources to them based solely on evaluation of gross profit. There are no inter-segment revenues. The Company does not make allocations of corporate costs to the individual segments and does not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them. Management believes the Company's future growth will occur in the iPIX products segment.

     Information about reported segments is as follows:

                                                                      RESEARCH AND
                                                                      DEVELOPMENT
                                                             IPIX       SERVICES
                                                           PRODUCTS    FOR OTHERS    TOTAL
                                                           --------   ------------   ------
YEARS ENDED DECEMBER 31:
1997
Revenues.................................................   $2,128        $318       $2,446
Gross profit.............................................    1,682           2        1,684
1998
Revenues.................................................   $2,712        $329       $3,041
Gross profit.............................................    1,505          88        1,593
1999
Revenues.................................................   $8,767        $  0       $8,767
Gross profit.............................................    4,385           0        4,385

     Revenue and long-lived asset information by geographic area is as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                              ------------------------
                                                               1997     1998     1999
                                                              ------   ------   ------
REVENUES:
United States...............................................  $1,834   $2,404   $6,585
Japan.......................................................     273      352      135
United Kingdom..............................................      22       41      533
Holland.....................................................      --       --      318
Sweden......................................................      --       --      280
Other foreign countries.....................................     317      244      916
                                                              ------   ------   ------
                                                              $2,446   $3,041   $8,767
                                                              ======   ======   ======
LONG-LIVED ASSETS:
Foreign.....................................................  $   --   $   15   $  140
United States...............................................     663    1,338    3,773
                                                              ------   ------   ------
                                                              $  663   $1,353   $3,913
                                                              ======   ======   ======

     Foreign revenues include all sales made to customers outside the United States, including those generated by the UK subsidiary.

                        INTERACTIVE PICTURES CORPORATION

10. COMMITMENTS AND CONTINGENCIES

LEASES

     The Company leases certain office space under noncancelable operating leases. Future minimum lease payments with remaining terms in excess of one year are as follows:

2000........................................................  $  555
2001........................................................     497
2002........................................................     386
2003........................................................      55
                                                              ------
                                                              $1,493
                                                              ======

     Rental expense for operating leases was $152, $430 and $912 for 1997, 1998 and 1999, respectively.

     The Company is subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact on the financial condition, results of operations or cash flows of the Company.

     In October 1998, a lawsuit was filed against the Company. This lawsuit alleged that the Company breached a duty of confidence, made misrepresentations and misappropriated trade secrets. The court removed this action to arbitration upon the Company's motion and the Company cross-claimed alleging various affirmative claims. The court dismissed the lawsuit in May 1999 upon motion of the plaintiffs. However, arbitration is expected to take place in the spring of 2000. In May 1999, one of the original plaintiffs filed a second lawsuit against the Company alleging patent infringement. Management believes that the claims are without merit and intends to vigorously defend against such claims. Since the plaintiffs have not specified in their lawsuit the amount of damages they seek, an estimate of the ultimate potential liability of the Company cannot be made. If the Company does not effectively defend against the claims, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

11. RESEARCH AND DEVELOPMENT ARRANGEMENTS

     The Company performs certain research and development activities under various third party contracts under which the Company receives payments upon achieving certain targets in the development process. One of these contracts provided for receipt of royalties under a license agreement. The remaining contract for which information is disclosed below included no such arrangements. Both of these contracts expired prior to December 31, 1998.

     Total revenue earned and costs incurred under third party research and development contracts, excluding contracts with government agencies, at December 31, is as follows:

                                                              1997   1998   1999
                                                              ----   ----   ----
Revenue earned..............................................  $105   $63    $--
Cost incurred...............................................   208    --     --

12. MERGER WITH BAMBOO.COM, INC.

     On January 19, 2000, the Company and bamboo.com, Inc. ("bamboo") received shareholder approval and executed an Agreement and Plan of Merger ("the merger agreement"). Pursuant to the merger agreement, iPIX became a wholly-owned subsidiary of bamboo and bamboo issued 1.369 shares of its common stock for every share of iPIX common stock outstanding immediately prior to the Effective Time (as defined in the merger agreement) of the merger. The transaction was accounted for as a pooling of interests. The combined company was renamed Internet Pictures Corporation.

                        INTERACTIVE PICTURES CORPORATION

     The effects of the combination on 1999 results of operations, as if the merger had taken place prior to December 31, 1999, are as follows:

                                                                         SUPPLEMENTAL
                                                                IPIX       COMBINED
                                                              12/31/99     12/31/99
                                                              --------   ------------
Revenue.....................................................  $  8,767     $12,523
Net loss....................................................   (23,616)     76,603
Basic and diluted earnings per share........................     (2.53)      (3.01)

     Based on review of accounting policies of both companies, an adjustment of $342 has been made in the supplemental combined results to accelerate amortization of the Company's deferred compensation expense to conform to the policy determined most appropriate.

13. MERGER WITH PICTUREWORKS TECHNOLOGY, INC. (UNAUDITED)

     On March 6, 2000, the Company and PictureWorks Technology, Inc. ("PictureWorks") entered into an Agreement and Plan of Merger ("Merger Agreement") whereby the Company will acquire all of the outstanding shares of PictureWorks by issuing shares of the Company. Pursuant to the terms of the agreement, the companies also entered into a Funding Obligation Agreement, whereby the Company is obligated to place $7,000 in an escrow account which PictureWorks may draw upon. If PictureWorks terminates the merger agreement or breaches the covenants or representations of the Merger Agreement, PictureWorks would be obligated to repay any funds drawn from the escrow accounts.