Form 10-Q
period 2000-03-31
INTERNET PICTURES CORP
filed 2000-05-15
CIK 1088022

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarter ended March 31, 2000         Commission File No. 000-26363

                         INTERNET PICTURES CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      52-2213841
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

                            1009 COMMERCE PARK DRIVE
                           OAK RIDGE, TENNESSEE 37830
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)

       Registrant's telephone number, including area code: (865) 482-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

53,079,451 shares of $0.001 par value common stock outstanding as of April
30,2000

Page 1 of 28
Exhibit Index on Page 28

                         INTERNET PICTURES CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000
                                     INDEX


PART I--FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements...........................................................   3-8

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.......................................................................   8-24

PART II--OTHER INFORMATION

    Item 1. Legal Proceedings............................................................................   25

    Item 2. Changes in Securities and Use of Proceeds....................................................   25

    Item 3. Defaults Upon Senior Securities..............................................................   25

    Item 4. Submission of Matters to a Vote of Security Holders..........................................   25

    Item 5. Other Information............................................................................   26

    Item 6. Exhibits and Reports on Form 8-K.............................................................   26

Signatures...............................................................................................   27

Exhibit Index............................................................................................   28

PART I--FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                         INTERNET PICTURES CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                                         December 31,         March 31,
                                                                             1999               2000
                                                                         ------------        ----------
In thousands, except share data                                               (1)            (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                 $   18,627         $   12,076
Securities available-for-sale                                                 42,739             31,145
Accounts receivable, less allowance for doubtful accounts of
   $198 at December 31, 1998 and $481 at March 31,
   2000 (unaudited)                                                            3,356              4,235
Inventory, less reserve for obsolescence of $55 at December
   31, 1999 and $168 at March 31, 2000 (unaudited)                             1,059                601
Prepaid expenses and other current assets                                      7,211              7,909
                                                                          ----------         ----------
     Total current assets                                                     72,992             55,966
                                                                          ----------         ----------
Long-term securities available-for-sale                                       12,000              6,000
Property and equipment, net                                                    9,135             12,962
Other assets                                                                   1,676              1,323
                                                                          ----------         ----------
     Total assets                                                         $   95,803         $   76,251
                                                                          ==========         ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                          $    2,711         $    3,045
Accrued liabilities                                                            6,203             18,005
Deferred revenue                                                               5,262              7,309
Current portion of promissory note and obligations under
   capital lease                                                                 199                213
                                                                          ----------         ----------
     Total current liabilities                                                14,375             28,572
                                                                          ----------         ----------

Promissory note and obligations under capital lease, net
   of current portion                                                            387                340
Commitments and contingencies (Note 5)

Stockholders' equity:
Class B common stock, $0.001 par value; 7,421,536 shares
   authorized at December 31, 1998 and March 31, 2000 (unaudited);
   7,012,736 and 6,894,692 shares issued and outstanding at
   December 31, 1999 and March 31, 2000 (unaudited), respectively                  1                  1
Common stock, $0.001 par value; 150,000,000 shares authorized at
   December 31, 1999 and March 31, 2000 (unaudited); 38,231,581 and 40,982,486 shares issued and outstanding at December 31,
   1999 and March 31, 2000 (unaudited), respectively                              38                 41
Additional paid-in capital                                                   187,829            189,491
Notes receivable from stockholders                                              (181)              (571)
Unearned stock-based compensation                                             (2,955)            (1,045)
Accumulated deficit                                                         (103,701)          (140,591)
Accumulated other comprehensive income                                            10                 13
                                                                          ----------         ----------
     Total stockholders' equity                                               81,041             47,339
                                                                          ----------         ----------
     Total liabilities and stockholders' equity                           $   95,803         $   76,251
                                                                          ==========         ==========


(1) The December 31, 1999 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements

                         INTERNET PICTURES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Three months ended
                                                                             March 31,
                                                                  -----------------------------
In thousands, except per share data                                  1999               2000
                                                                  ----------         ----------
                                                                            (unaudited)
Product revenues                                                  $    1,318         $    8,283
Cost of product revenues                                                 661              4,766
                                                                  ----------         ----------
Gross profit                                                             657              3,517
                                                                  ----------         ----------
Operating expenses:
Sales and marketing                                                    4,058             15,507
Research and development                                                 792              2,365
General and administrative                                             2,013              5,478
Stock-based compensation                                               3,563              2,774
Merger expenses                                                           --             15,175
                                                                  ----------         ----------
Total operating expenses                                              10,426             41,299
Other income (expense), net                                               38                892
                                                                  ----------         ----------
Net loss                                                          $   (9,731)        $  (36,890)
                                                                  ==========         ==========

Basic and diluted loss per common share (Note 4)                  $    (1.15)        $    (0.79)
                                                                  ==========         ==========


See accompanying notes to the unaudited condensed consolidated financial statements

                         INTERNET PICTURES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           Three months ended
                                                                                                 March 31,
                                                                                         1999               2000
                                                                                      ----------         ----------
In thousands                                                                                   (unaudited)
Cash flows from operating activities:
Net loss                                                                              $   (9,731)        $  (36,890)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                                 147                737
Provision for doubtful accounts receivable                                                    --                286
Gain on disposal of fixed assets                                                              (7)                --
Issuance of common stock in exchange for services                                            176                 --
Issuance of preferred stock in settlement of interest payable                                  9                 --
Issuance of options for common stock for services                                            742                 --
Accretion of available-for-sale discounts                                                    (12)              (158)
Provision for inventory obsolescence                                                          --                110
Non-cash compensation expense                                                              2,937              1,910
Changes in operating assets and liabilities:
   Accounts receivable                                                                      (381)            (1,165)
   Inventory                                                                                (109)               348
   Prepaid expenses and other current assets                                                (147)              (698)
   Other assets                                                                               77                340
   Accounts payable                                                                          201                334
   Accrued expenses                                                                          505             11,802
   Deferred revenue                                                                           92              2,047
                                                                                      ----------         ----------
      Net cash used in operating activities                                               (5,501)           (20,997)
                                                                                      ----------         ----------
Cash flows from investing activities:
Purchases of furniture and equipment                                                        (865)            (4,551)
Purchases securities available-for-sale                                                  (16,637)            (6,963)
Maturities of securities available-for-sale                                                   --             24,715
Proceeds from disposal of equipment                                                           42                 --
                                                                                      ----------         ----------
      Net cash provided by (used in) investing activities                                (17,460)            13,201
                                                                                      ----------         ----------
Cash flow from financing activities:
Proceeds from issuance of convertible notes payable                                        1,800                 --
Net proceeds from issuance of common stock                                                   127                 --
Net proceeds from issuance of preferred stock                                             37,629                 --
Repayments of capital lease obligation and notes payable                                      (2)               (33)
Proceeds from exercise of stock options                                                       --              1,665
Notes payable to stockholders                                                                 --               (390)
                                                                                      ----------         ----------
      Net cash provided by financing activities                                           39,554              1,242
                                                                                      ----------         ----------
Effect of exchange rate changes on cash                                                       10                  3
                                                                                      ----------         ----------
Net increase (decrease) in cash and cash equivalents                                      16,603             (6,551)
Cash and cash equivalents, beginning of period                                             1,494             18,627
                                                                                      ----------         ----------
Cash and cash equivalents, end of period                                              $   18,097         $   12,076
                                                                                      ==========         ==========



No income taxes or interest payments were made in either period presented.

Noncash investing and financing activities:
   During March 1999, a $1,000,000 convertible debenture and accrued interest was converted into 174,535 shares of Series C preferred stock.

   Also during March 1999, the Company issued 105,142 shares of redeemable common stock for a portion of the placement fee in connection with the issuance of Series D preferred stock.



See accompanying notes to the unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Internet Pictures Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Picture UK Limited and Internet Pictures (Canada). The consolidation of these entities will collectively be referred to as the Company. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended December 31, 1999. The information furnished reflects all adjustments which management believes are necessary for a fair presentation of the Company's financial position as of March 31, 2000, and the results of its operations and its cash flows for the three month periods ended March 31, 1999 and 2000. All such adjustments are of a normal recurring nature.

2.  RESULTS OF OPERATIONS

The results of operations for the three-month periods ended March 31, 1999 and 2000, are not necessarily indicative of the results to be expected for the respective full years.

3.  EQUITY AND RELATED TRANSACTIONS

On April 3, 2000, we acquired all of the capital stock of PictureWorks. We issued 4,644,334 shares to the current stockholders of PictureWorks, based on the average price of our common stock for the ten days ending the second business day prior to March 31, 2000, which was $37.25 per share. We will account for the transaction under the purchase method of accounting.

Also during April 2000, we acquired all of the capital stock of TBI Imaging, Inc. and Opticom Corporation. We issued 222,237 shares with an aggregate fair value of $8,120 to TBI and Opticom based on a 10-day average price of our common stock in addition to $2,130 in cash considerations. We will account for these transactions under the purchase method of accounting.

On May 4, 2000, the Company raised net proceeds of $67.5 million from our follow-on offering of 6,000,000 shares of our common stock.

4.  LOSS PER SHARE

NET LOSS PER SHARE. The Company computes net loss per share in accordance with SFAS No.128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options and warrants and upon conversion of the Company's preferred stock and convertible debenture.

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                   ------------------------
In thousands, except per share data                 1999             2000
                                                   -------         --------
                                                         (UNAUDITED)
NUMERATOR:
Net loss                                           $(9,731)        $(36,890)

DENOMINATOR:
Weighted average shares                              8,464           46,645

NET LOSS PER SHARE:
Basic and diluted                                  $ (1.15)        $  (0.79)


5.  COMMITMENTS AND CONTINGENCIES

In October 1998, a lawsuit was filed against the Company. This lawsuit alleged that the Company breached a duty of confidence, made misrepresentations and misappropriated trade secrets. The court removed this action to arbitration upon the Company's motion and the Company cross-claimed alleging various affirmative claims. The court dismissed the lawsuit in May 1999, upon motion of the plaintiffs. However, arbitration is expected to take place in the spring of 2000. In May 1999, one of the original plaintiffs filed a second lawsuit against the Company alleging patent infringement. Management believes that the claims are without merit and intends to vigorously defend against such claims. Since the plaintiffs have not specified in their lawsuit the amount of damages they seek, an estimate of the ultimate potential liability of the Company cannot be made. If the Company does not effectively defend against the claims, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

The Company is subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact on the financial condition, results of operations or cash flows of the Company.

6.  SEGMENTS

The Company has two reportable segments: 1) iPIX products, and 2) research and development services for others. The accounting policies of the segments are the same as those of the Company. The Company evaluates the performance of its segments and allocates resources to them based solely on evaluation of gross profit. There are no inter-segment revenues. The Company does not make allocations of corporate costs to the individual segments and does not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them. Management believes the Company's future growth will occur in the iPIX products segment. We did not have research and development services revenues in the first quarter of 1999 or 2000.

7.  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. We do not expect that the adoption of SFAS No. 133 will have a material effect on our financial statements.

In December 1999, the Commission issued Staff Accounting Bulletin No. 101 or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe that the impact of SAB 101 will not have a material effect on our financial position or results of operations.

8.  INCOME TAXES

Internal Revenue Code Section 382 stipulates an annual limitation on the amount of Federal and State net operating losses incurred prior to a change in ownership which can be utilized to offset the Company's future taxable income. An ownership change occurred as a result of the consummation of the initial public offering and as a result of the merger between bamboo.com, Inc. and Interactive Pictures Corporation.

9.  BARTER REVENUES

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

Revenues and sales and marketing expenses arising from those transactions are recorded at fair value as the Company has an established historical practice of receiving cash for similar sales. In the first quarter of 1999 and 2000, the Company recorded barter revenues of $0 and $1,213, respectively, which represented approximately 0% and 14.6%, respectively of total revenues for those periods. Sales and marketing expense arising from these barter transactions is recognized when the advertising takes place which is typically the same period in which the products are delivered.

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

RECENT DEVELOPMENTS

On April 3, 2000, we acquired all of the capital stock of PictureWorks. We issued 4,644,334 shares to the current stockholders of PictureWorks, based on the average price of our common stock for the ten days ending the second business day prior to March 31, 2000. We will account for the transaction under the purchase method of accounting.

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

Also during April 2000, we acquired all of the capital stock of TBI Imaging, Inc. and Opticom Corporation. We issued 222,237 shares with an aggregate fair value of $8,120 to TBI and Opticom based on a 10-day average price of our common stock in addition to $2,130 in cash considerations. We will account for these transactions under the purchase method of accounting.

On May 4, 2000, the Company raised net proceeds of $67.5 million from our follow-on offering of 6,000,000 shares of our common stock.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percent relationship to total revenues of select items in our statements of operations.

                                                        THREE MONTHS
                                                           ENDED
                                                          MARCH 31,
                                               ------------------------------
                                                  1999                2000
                                               ----------          ----------
Revenues                                            100.0%
                                                                        100.0%
Cost of revenues                                     50.2                57.5
                                               ----------          ----------
Gross profit                                         49.8                42.5
                                               ----------          ----------
Operating expenses
  Sales and marketing                               307.9               187.2
  Research and development                           60.1                28.6
  General and administrative                        152.7                66.1
  Stock-based compensation                          270.3                33.5
  Merger expenses                                      --               183.2
                                               ----------          ----------
     Total operating expenses                       791.0               498.6
                                               ----------          ----------
Other income (expense), net                           2.9                10.7
                                               ----------          ----------
     Net loss                                      (738.3)%            (445.4)%
                                               ==========          ==========

QUARTER ENDED MARCH 31, 2000 COMPARED TO THE QUARTER ENDED MARCH 31, 1999

Revenues. Total revenues increased to $8,283,000 in the first quarter of 2000, compared to $1,318,000 in the first quarter of 1999, an increase of $6,965,000 or 528.5%. This increase was due primarily to an increase of $4,150,000 in sales of virtual tours and an increase of $2,212,000 in sales of iPIX kits and iPIX keys, primarily to e-commerce and real estate customers. We did not have research and development services revenues in the first quarter of 2000 or 1999.

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the capture, processing, hosting and distribution of virtual tours and the costs of the digital camera and related components included in an iPIX kit. In addition, cost of revenues include transaction fees paid to affiliates who display our virtual tours on their web sites and fees paid to resellers of our virtual tours. Cost of revenues increased to $4,766,000 in the first quarter of 2000, compared to $661,000 in the first quarter of 1999, an increase of $4,105,000. Cost of revenues as a percentage of total revenues increased from 50.2% in the first quarter of 1999 to 57.5% in the first quarter of 1999. This increase was the result of the sale of a higher volume of virtual tours, the expansion of our processing and hosting capacity and the cost of iPIX kits.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales, business development and field operations personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses, trademark licensing and technology access and sponsorship fees paid to affiliates in order to facilitate availability of our tours on their web sites. Sales and marketing expenses increased to $15,507,000 in the first quarter of 2000, compared to $4,058,000 in the first quarter of 1999, an increase of $11,449,000, or 282.1%. This increase is due primarily to a significant increase in our sales force, increased costs relating to technology access and sponsorship fees and increased advertising and branding expenses.

Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to third party developers. Research and development expenses increased to $2,365,000 in the first quarter of 2000, compared to $792,000 in the first quarter of 1999, an increase of $1,573,000, or 198.6%. This increase was due primarily to increased staffing associated with expanding our research and development efforts to build and enhance our digital media infrastructure.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for professional services and general office and occupancy expenses. General and administrative expenses increased to $5,478,000 in the first quarter of 2000, compared to $2,013,000 in the first quarter of 1999, an increase of $3,465,000 or 172.1%. This increase was due primarily to an increase in personnel and related costs, professional services, expansion of our leased facilities and other costs associated with being a public company.

Stock-based Compensation. Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant. The related compensation is amortized over the vesting period of the options. Stock-based compensation expense decreased from $3,563,000 in the first quarter of 1999, to $2,774,000 in the first quarter of 2000.

Merger Expenses. Merger expenses consist of direct costs incurred as a result of the merger of Interactive Pictures and bamboo.com that occurred on January 19, 2000. Merger expenses in the first quarter of 2000 were $15,175,000 and consisted primarily of underwriting, legal and accounting, and printer's fees.

Other Income (Expense). Other income (expense) consists primarily of interest earned on cash and investments. Net interest and other income increased to $892,000 in the first quarter of 2000, compared to $38,000 in the first quarter of 1999, a change of $854,000. This change was due primarily to increased earnings on our cash investments.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our initial public offerings, the private placements of capital stock and a convertible debenture. In the first quarter of 1999, we raised $37,629,000 through the sale of our preferred stock. At March 31, 2000, we had $12,076,000 of cash and cash equivalents and $37,145,000 in securities available-for-sale.

Net cash used in operating activities was $5,501,000 for the three months ended March 31, 1999 and $20,997,000 for the three months ended March 31, 2000. Net cash used for operating activities in each of these periods is primarily a result of net losses and changes in net operating assets. Net loss included $2,937,000 and $1,910,000 for the three month periods ended March 31, 1999 and 2000, respectively, for non-cash stock-based compensation expense.

Net cash provided by/(used in) investment activities was $(17,460,000) for the three months ended March 31, 1999 and $13,201,000 for the three months ended March 31, 2000. Net cash provided by/(used in) investing activities was related to the net purchases and maturities of short-term investments and the acquisition of computer software and hardware and other equipment.

Net cash provided by financing activities was $39,554,000 for the three months ended March 31, 1999 and $1,242,000 for the three months ended March 31, 2000. The net cash provided by financing activities for these periods was due primarily to the sale of shares of our common and preferred stock and the exercise of stock options. Net cash also was provided by the issuance of convertible subordinated promissory notes of $1,800,000 that converted into preferred stock during the quarter ended March 31, 1999.

Although we have no material commitments for capital expenditures, we anticipate an increase in the rate of capital expenditures and other expenses consistent with our anticipated growth in personnel, operations and marketing activities. We anticipate expanding our sales and marketing activities and enhance our research and development. We may also use our cash resources to acquire or license technology, products or business related to our current business. We anticipate that our operating expenses will continue to grow as we make investments in our sales and marketing and distribution capabilities and that our operating expenses will be a material use of our cash resources for the foreseeable future.

We believe that the net proceeds from our recently completed follow-on offering of our common stock, together with existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. After these twelve months, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing, bank debt financing or from other sources. There can be no assurance that this capital will be available in amounts or on terms acceptable to us, if at all.

YEAR 2000 ISSUES

Prior to January 1, 2000, there was significant uncertainty regarding the ability of computers to properly recognize dates in the 21st century. The uncertainty was primarily due to the fact that most computer systems only utilized a two digit field for date recognition. Since the passing of January 1, 2000, most computer systems have continued to function normally and the compliance and remediation work conducted prior to year 2000 was effective in preventing widespread problems. In particular, we have not experienced any material problems in our computer systems related to the year 2000. Computer experts have worried, however, that not all residual consequences of the year 2000 problem may have surfaced. Problems may still arise through miscalculations, data corruption, system failures or disruptions of operations. Any lingering year 2000 difficulties like these could result in the loss of sales or availability of our products and services. In addition, if year 2000 difficulties occur, we could be subject to litigation by customers or shareholders. In addition, because our internal systems utilize third party hardware and software, residual year 2000 problems affecting third parties' hardware and software could cause our internal systems to fail.

If residual year 2000 problems cause the failure of any of the technology, software or systems necessary to use our products or operate our business, we could lose customers, suffer significant disruptions in our business, lose revenues and incur substantial liabilities and expenses. This would harm our business, financial condition and results of operation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. We do not expect that the adoption of SFAS No. 133 will have a material effect on our financial statements.

In December 1999, the Commission issued Staff Accounting Bulletin No. 101 or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe that the impact of SAB 101 will not have a material effect on our financial position or results of operations.

INFLATION

Inflation has not had a significant impact on our operations to date.

             ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

RISKS RELATING TO OUR BUSINESS, FINANCES AND OPERATIONS

OUR FUTURE PROFITABILITY IS UNCERTAIN BECAUSE WE HAVE A LIMITED OPERATING
HISTORY

As a result of our limited operating history, we have limited meaningful historical financial data upon which to base planned operating expenses. Thus, our expense levels are based in part on our expectations of future revenues. We cannot assure you that we will be able to accurately predict our revenues, particularly in light of our limited operating history as a combined company. In addition, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in an early stage of development, particularly companies like ours that operate in new and rapidly evolving industries.

OUR QUARTERLY RESULTS MAY FLUCTUATE, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DROP

We believe that our quarterly operating results could vary significantly in the future and that quarter-to-quarter comparisons should not be relied upon as indications of future performance. In some future quarterly periods the operating results may fall below the expectations of securities analysts and investors, which could significantly harm or depress the trading price of our common stock. Among the factors which could significantly affect our future performance are: the uncertainty of market acceptance of our products or services; the introduction of new or enhanced products and services, or changes in pricing policies by us or our competitors; cyclical economic swings in the real estate market that are caused by various factors, including changes in interest rates, changes in economic conditions and seasonal changes in geographic regions; the rate at which we can recruit, train and integrate employees; our ability to manage multiple relationships among various customers and strategic partners; our ability to expand sales, marketing and customer service operations; our ability to maintain our research and development activities; and economic conditions specific to the Internet or all or a portion of the technology sector.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND OUR EXPENSES CONTINUE TO INCREASE; THUS WE MAY NEVER BECOME PROFITABLE

We have incurred substantial net losses and experienced negative cash flow, and we expect our operating losses and negative cash flow to continue. Although our revenues have increased over the past years, we may not be able to sustain future revenue growth. In addition, our expenses continue to increase as we expand our sales and marketing efforts, increase the number of employees and invest in an expansion of services and product development. Further, as of March 31, 2000, we had an accumulated deficit of $140.6 million. Accordingly, we cannot offer any assurances that revenues will ever exceed expenses or that we will become profitable.

WE MAY BE UNABLE TO COMBINE THE BUSINESS AND OPERATIONS OF INTERACTIVE PICTURES AND BAMBOO.COM SUCCESSFULLY OR ACHIEVE THE ANTICIPATED BENEFITS OF THE MERGER

The merger of Interactive Pictures and bamboo.com, which was completed in January 2000, requires us to integrate the businesses and operations of two different companies into a single company. We may not be able to successfully integrate the operations, products, services, personnel and customers of the two constituent companies into our combined enterprise. Additionally, we may fail to achieve the anticipated benefits from the merger, including marketing, product development, distribution and other operational efficiencies. The integration process may further strain our existing financial and managerial controls and reporting systems and procedures. This may result in the diversion of management and financial resources from our core business objectives. In addition, we are not experienced in managing significant facilities or operations in geographically distant areas. Finally, we cannot be certain that we will be able to retain the key employees from either company.


OUR ATTEMPTS TO EXPAND THROUGH BUSINESS COMBINATIONS AND STRATEGIC ALLIANCES MAY NOT BE SUCCESSFUL AND MAY HARM OUR OPERATIONAL EFFICIENCY, FINANCIAL PERFORMANCE AND RELATIONSHIPS WITH EMPLOYEES AND THIRD PARTIES

We plan to continue to expand our operations and market presence by entering into business combinations, investments, joint ventures or other strategic alliances with Internet companies, digital camera manufacturers or other companies both in the United States and internationally. For example, we completed the acquisition of all of the capital stock of PictureWorks on April 3, 2000. Our ability to expand may be limited due to the many financial and operational risks accompanying these transactions. For example:

- we may have difficulty assimilating the operations, technology and personnel of the acquired companies;
- our business may be disrupted by the allocation of resources to consummate these transactions;
- we may experience difficulty retaining key technical and managerial personnel from acquired companies;
- we may experience one-time in-process research and development charges and ongoing expenses associated with amortization of goodwill and other purchased intangible assets;
- investors may experience further dilution if we issue equity to fund these transactions;
- acquired businesses may initially be unprofitable, causing additional operating losses and increased expenses; and
- our relationships with existing employees, customers and business partners may be weakened or terminated as a result of these transactions.

OUR FUTURE SUCCESS IS DEPENDENT UPON KEY DISTRIBUTION AFFILIATES

The ability to broadly distribute digital media content over the Internet, especially online immersive tours of real estate, is vital to our business. Our online tours can currently be viewed through the web sites of our distribution affiliates, which include real estate destination sites such as HomeSeekers.com, Microsoft HomeAdvisor and Realtor.com. Through agreements between our affiliates and third parties, our online tours may also be viewed on AOL, Excite@Home Network, GO Network/Infoseek, MSN, and Yahoo! We must continue to have access to these sites and maintain existing relationships in order to maintain a competitive advantage for our business. If we lose any of our distribution affiliates or if any of our distribution affiliates loses its relationship with any major Internet portal, it could have a material adverse effect on our business.

WE DEPEND UPON THIRD-PARTY RELATIONSHIPS FOR ASSISTANCE IN MARKETING AND HOSTING DIGITAL MEDIA CONTENT

The success of our business in the real estate market depends on establishing and maintaining commercial relationships with traditional real estate brokerage companies, multiple listing services and technology providers. We expect to continue to encounter competition for these relationships with real estate brokerage companies. We depend upon a third party Internet service provider to host and maintain our production servers for all of our digital media content. As part of our end-to-end solutions, our servers host digital media content for some of our customers. The performance of our web hosting facility systems is critical to our business and reputation. Any system failure, including network, software or hardware failure, that causes an interruption in the delivery of digital media content or a decrease in responsiveness of web site service could result in reduced revenue, and could be harmful to our reputation and brand. Our Internet service provider does not guarantee that its Internet access will be uninterrupted, error free or secure. Any disruption or decreased response time in Internet access by our provider could significantly harm our business. Further, our insurance may not adequately compensate us for any losses that may occur due to any failures in the system or interruptions in the service.

IF OUR OFFERINGS ARE NOT ACCEPTED BY THE BUSINESS AND CONSUMER MARKETS, OUR FUTURE GROWTH WOULD BE LIMITED

We currently sell the overwhelming majority of our offerings to the business market. We are dependent upon the continued and expanded use of our offerings by the business market and the acceptance of our offerings by individual consumers. We have only made limited sales to individual consumers and cannot assure that they will be willing to purchase and use our offerings. Thus, both the timing and growth of market acceptance for our offerings are subject to a high level of uncertainty.

    - Acceptance of our offerings is highly dependent on a number of factors, including: the availability, quality and price of competing products and services;
    - the development of technologies that will facilitate the use of our offerings by businesses and consumers;
    -   the ease-of-use and performance of our offerings; and
    -   the success of our marketing efforts.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, AND THESE RIGHTS MAY BE CHALLENGED BY OTHERS, WHICH COULD SUBJECT US TO SIGNIFICANT LIABILITY FOR DAMAGES AND INVALIDATION OF OUR INTELLECTUAL PROPERTY RIGHTS

We rely on a combination of patent, trademark and trade secret laws, non-disclosure agreements and other contractual provisions to protect our intellectual property rights. Our success is heavily dependent upon our ability to enforce and protect these rights, and we cannot assure you that we will be successful in protecting these rights. Also, our patents, service marks or trademarks may be challenged and invalidated or circumvented. In addition, we are exposed to infringement of our intellectual property in foreign markets because our intellectual property is protected under United States laws that may not extend to foreign uses. We have been involved in litigation relating to the protection of intellectual property rights and could be involved in future litigation as third parties develop products that we believe infringe on our patents and other intellectual property rights. We have experienced attempts to misappropriate our technology, and we expect those attempts may continue. We are currently involved in litigation in which our rights to technology have been challenged. A determination against us in this lawsuit would have a material adverse effect on our business.

OUR MARKET IS HIGHLY COMPETITIVE, AND OUR BUSINESS MAY FAIL IF WE ARE UNABLE TO COMPETE SUCCESSFULLY

The market for visual content and other digital media solutions is new and rapidly evolving. We currently compete with other providers of immersive imaging technology, including Be Here Corp. and MGI Software. Each of these companies develops and markets imaging products and services that provide a panoramic image experience.

We cannot assure you that others will not develop technologies that are similar or superior to our technologies, duplicate our technologies or design around our patents. To compete effectively, we must:

-   introduce new versions of, and enhancements to, our products and services;
-   price our products and services at appropriate and competitive levels;
-   and provide strong marketing support to promote our products and services.

Some of our competitors have greater financial, marketing, distribution and technical resources than we do. In addition, we compete with other companies in the traditional two-dimensional photography industry. Traditional photographs have significant and established customer acceptance. Our success will be dependent on our ability to compete with companies offering similar immersive imaging products and with companies in the traditional photography industry. If we are unable to compete effectively, our business may fail.

WE HAVE EXPERIENCED, AND ANTICIPATE THAT WE WILL CONTINUE TO EXPERIENCE, RAPID GROWTH, WHICH PLACES SIGNIFICANT STRAIN ON OUR MANAGEMENT SYSTEMS AND RESOURCES

Over the last 12 months, our employee base has grown significantly, and we expect that the number of our employees will continue to increase in the future. This growth has placed, and is expected to continue to place, a significant strain on our management and resources. To manage the expected growth of operations and personnel, we must continue to improve or replace existing operational, accounting and information systems, procedures and controls. In connection with the audit of bamboo.com for the fiscal year ended December 31, 1999, our independent accountants identified a reportable condition in bamboo.com's internal controls with respect to the reconciliation of deferred revenues. While management instituted action to correct the condition prior to the completion of the audit, failure by the integrated company to maintain strong internal controls in the future would harm our business. In addition, we need to rapidly expand, train, integrate and manage our employees, particularly those in our technical, accounting, financial and sales and marketing organizations. We cannot assure you that we will be able to manage our growth successfully, and our failure to do so could cause our business to fail.

WE ARE RELIANT ON OUR CUSTOMERS' AWARENESS OF OUR BRAND AND MAY HAVE TO EXPEND SIGNIFICANT RESOURCES TO MAINTAIN OR ACCOMPLISH OUR BRAND AWARENESS

We believe that establishing and maintaining our brand of visual content solution is important to our efforts to increase our customer base. We intend to make significant expenditures to create and maintain distinct brand awareness through traditional media advertising campaigns such as print, billboards and television and by increasing sales and marketing activities. If customers do not perceive our existing products and services to be of high quality or if we introduce new products and services or enter into new business ventures that are not favorably received or ultimately successful, the value of our brand could be diluted, which could adversely affect the attractiveness of our products and services. If we fail to increase our revenue as a result of our branding efforts or fail to promote our brand successfully, or if we incur excessive expenses in an attempt to promote and maintain our brand without a corresponding increase in sales, our business could be harmed.

IF OUR VISUAL CONTENT SOLUTIONS AND IMMERSIVE IMAGES FOR E-COMMERCE DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OUR BUSINESS WILL NOT GROW

Our success will depend in large part on widespread market acceptance of immersive imaging for e-commerce and of online tours to display real estate properties. If the online market for these products develops more slowly than expected, or if our visual content solutions do not achieve widespread market acceptance, our business will grow more slowly than expected.

Our future growth, if any, will depend on the following critical factors:

- the growth of the Internet as a tool used in the process of buying and selling products marketed with the help of immersive imaging, particularly residential real estate;
- our ability to successfully and cost-effectively market our visual content products and services to a sufficiently large number of web sites, including real estate portals, e-commerce web sites and new media sites; and
- our ability to consistently deliver high quality products and fast and convenient service at competitive prices.

A SIGNIFICANT AMOUNT OF OUR SALES COMES FROM A FEW VERTICAL MARKETS, INCLUDING THE REAL ESTATE MARKET

Currently, a significant portion of our revenue is derived from businesses in the real estate and e-commerce vertical markets. For example, in 1999, 47.0% of our combined revenues were related to the real estate industry. Our inability to continue to sell to customers in these vertical markets could result in a significant reduction in our total revenues and negatively affect our ability to become profitable. The volume of sales that we generate from customers within these and other vertical markets is likely to vary from year to year.

IF WE LOSE KEY MEMBERS OF OUR PERSONNEL, OUR FUTURE SUCCESS COULD BE LIMITED

Our future success depends on our ability to attract and retain key management, scientific, technical and other personnel. In addition, we must recruit additional qualified management, scientific, technical, marketing and sales and support personnel for our operations. Competition for this type of personnel is intense, and there can be no assurances that we will be successful in attracting or retaining personnel. In addition, some members of our management team are not bound by non-compete agreements if they are no longer employed by us. The loss of the services of one or more members of our management group or other key employees or the inability to hire additional qualified personnel will limit our ability to grow our business.

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO ADAPT TO TECHNOLOGICAL CHANGES, AND IF WE FAIL TO ADAPT TO TECHNOLOGICAL CHANGES, OUR OFFERINGS MAY BECOME OBSOLETE

We compete in a market characterized by rapidly changing technology, evolving industry standards, frequent new service and product announcements, introductions and enhancements and changing customer demands. These market characteristics are intensified by the emerging nature of the Internet and the multitude of companies offering Internet-based products and services. Thus, our success depends on our ability to adapt to rapidly changing technologies, to adapt our offerings to evolving industry standards and to continually improve the performance, features and reliability of our offerings in response to competitive products and shifting demands of the marketplace. In addition, widespread changes in Internet, networking or telecommunications technologies or other technological alterations could require substantial expenditures to modify our products, services or infrastructure. Failure to adapt to new technology in any of these areas could have a material adverse effect on our business, results of operations and financial condition.


WE MAY NOT BE SUCCESSFUL IN EXPANDING OUR VISUAL CONTENT SOLUTIONS INTO INTERNATIONAL MARKETS

A part of our long-term strategy is to expand into international markets. The success of any additional foreign operations will be substantially dependent upon our entering and succeeding in those markets. We may experience difficulty in managing international operations as a result of competition, technical problems, distance, language or cultural differences.

As we expand our international efforts, we will be subject to a number of risks, including the following:

- failure of foreign countries to rapidly adopt the Internet and digital imaging;
- unexpected changes in regulatory requirements, especially regarding the Internet;
- slower payment and collection of accounts receivable than in our domestic market; and

- political and economic instability. We can not assure you that we will be able to successfully market our products in foreign markets.


WE ARE SUSCEPTIBLE TO BREACHES OF ONLINE COMMERCE SECURITY

A party able to circumvent our security measures could misappropriate proprietary database information or cause interruptions in operations. As a result, we may need to expend significant capital and other resources to protect against security breaches or to alleviate problems caused by security breaches. This additional expense could harm our business, financial condition and results of operation.


WE MAY ENTER INTO BARTER TRANSACTIONS THAT DO NOT GENERATE CASH REVENUE

Barter revenues come from our exchange of our products and services with third parties, primarily for advertising rather than cash. Although revenues from barter transactions accounted for approximately 2.0% of our revenues in the fiscal year ended December 31, 1999, and 14.6% of our revenues in the quarter ended March 31, 2000, our use of barter transactions may increase in future periods. Barter transactions do not generate any cash for us. In addition, we determine the value of barter revenues based on historical experience. If our assumptions are wrong, we might have to reduce the amounts of barter revenues recognized, which could harm our stock price.


WE MAY REQUIRE ADDITIONAL FUNDING WHICH MAY NOT BE AVAILABLE ON FAVORABLE TERMS OR AT ALL

Although we believe that the net proceeds of our recently completed follow-on offering, combined with our cash balances, cash equivalents, maturities of our securities available-for-sale and cash generated from operations, will be adequate to fund our operations for at least the next 12 months, these sources may prove to be inadequate. We may need additional funds in the future to support our working capital requirements or for other purposes and we may seek to raise additional funds through public or private equity financing, bank debt financing or from other sources. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, existing stockholders may be diluted. If funding is insufficient at any time in the future, we may not be able to develop or enhance our products or services, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business. Our future capital requirements depend upon many factors, including the following:

-   the occurrence, timing, size and success of future acquisitions;
- the cost of transitioning customers to our brand or building brand awareness;
-   the extent to which we develop and upgrade our technology;
- the rate at which we expand our operations both domestically and internationally; and

-   the response of competitors to our product and service offerings.

OUR CERTIFICATE OF INCORPORATION AND BYLAWS CONTAIN ANTI-TAKEOVER PROVISIONS THAT MAY MAKE IT MORE DIFFICULT OR EXPENSIVE TO ACQUIRE US IN THE FUTURE, WHICH COULD NEGATIVELY AFFECT OUR STOCK PRICE

Our amended and restated certificate of incorporation and amended and restated bylaws and applicable provisions of Delaware law contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. The provisions of our certificate and bylaws and the Delaware General Corporation Law may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock or delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively effect our stock price.


                           FORWARD-LOOKING STATEMENTS

This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed in "Risk Factors" of our prospectus dated May 4, 2000 and those under Additional Factors That May Affect Our Future Results.

The words "believe", "may", "will", "should", "anticipate", "estimate", "expect", "intends", "objective" or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

LITIGATION

On October 28, 1998, Minds-Eye-View, Inc. and Mr. Ford Oxaal filed a lawsuit against us in the United States District Court for the Northern District of New York. Minds-Eye alleged in its lawsuit that we breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The plaintiffs alleged that our technology wrongfully incorporated trade secrets and other know-how gained from them in breach of various duties. The court removed this action to arbitration upon our motion, and we cross-claimed alleging various affirmative claims, including trade secret theft. Minds-Eye and Mr. Oxaal filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. Although the lawsuit was dismissed, we anticipate that the arbitration will proceed in Knoxville, Tennessee in the summer of 2000 to decide our affirmative claims against Mr. Oxaal. On May 20, 1999, Mr. Oxaal filed a lawsuit against us, Kodak, Nikon and Cendant in the same court alleging that our technology infringes upon a patent claim for 360(degrees) spherical visual technology held by him. Mr. Oxaal claims that this alleged infringement is deliberate and willful and is seeking treble damages against us in an unspecified amount plus interest, an accounting by us, costs and attorney's fees, in addition to a permanent injunction prohibiting the alleged infringement of his patent by us. We have asserted defenses to Mr. Oxaal's claims as we believe we did not infringe any valid claims of his patent. We believe that Mr. Oxaal's claims are without merit and we intend to vigorously defend against his claims. However, if Mr. Oxaal were to prevail in this lawsuit, our financial condition, results of operations and cash flows could be materially adversely affected.

We are not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On January 7, 2000, we issued warrants to two of our distribution partners exercisable for an aggregate of 200,000 shares of common stock with an exercise price equal to ninety percent of the average closing price of our common stock in The Wall Street Journal, calculated over the fifteen trading days immediately preceding January 7, 2000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 19, 2000, bamboo.com and Interactive Pictures Corporation both held special meetings of their stockholders to vote upon an agreement and plan of merger that was entered into by both companies. Both companies' stockholders approved the agreement and plan of merger by a majority vote. Under the agreement and plan of merger, Interactive Pictures Corporation and bamboo.com were merged together, with each stockholder of Interactive Pictures receiving 1.369 shares of bamboo.com stock for each share the stockholder owned. The combined company changed its name to Internet Pictures Corporation. In addition, the stockholders of bamboo.com., by a majority vote, approved the following items: an amendment to its 1998 Option Plan that increased the number of shares available from 1.4 million to 2.8 million; increased the number of shares available for purchase under its 1999 Stock Purchase Plan from 700,000 to 1.4 million; and amended its certificate of incorporation to increase the number of authorized shares from 70 million to 150 million.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits
         Exhibit 27.1                       Financial Data Schedule
b.       Reports on Form 8-K
         (1) February 10, 2000; Item 5
         (2) March 14, 2000; Item 5

                         INTERNET PICTURES CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 15, 2000                  INTERNET PICTURES CORPORATION
                                            (Registrant)



                                               /s/ John J. Kalec
                                            ----------------------------------
                                            John J. Kalec
                                            Authorized Officer
                                            Chief Financial Officer and
                                            Chief Accounting Officer

                         INTERNET PICTURES CORPORATION

                        INDEX TO EXHIBITS FOR FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2000

EXHIBIT NO.                                 EXHIBIT DESCRIPTION
-----------                                 -------------------
      27.1                                  Financial Data Schedule (for SEC use only)