Form 10-Q
period 2000-06-30
INTERNET PICTURES CORP
filed 2000-08-14
CIK 1088022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarter ended June 30, 2000       Commission File No. 000-26363

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

60,341,832 shares of $0.001 par value common stock outstanding as of July 31,
2000

Page 1 of 1
Exhibit Index on Page 19

                         INTERNET PICTURES CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2000
                                     INDEX


PART I -- FINANCIAL INFORMATION..........................................................................

   Item 1.     Consolidated Financial Statements.........................................................3-8

   Item 2.     Management's Discussion and Analysis Of Financial Condition and Results Of Operations.....8-15

PART II -- OTHER INFORMATION.............................................................................

   Item 1.     Legal Proceedings......................................................................... 15

   Item 2.     Changes In Securities And Use Of Proceeds................................................. 16

   Item 3.     Defaults Upon Senior Securities........................................................... 16

   Item 4.     Submission Of Matters To A Vote Of Security Holders....................................... 16

   Item 5.     Other Information......................................................................... 17

   Item 6.     Exhibits And Reports On Form 8-K.......................................................... 17

Signatures............................................................................................... 18

Exhibit Index............................................................................................ 19

PART I--FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          INTERNET PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                    December 31,          June 30,
                                                                                        1999                2000
                                                                                    ------------         -----------
In thousands, except per share data                                                      (1)             (unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                            $  18,627            $  26,659
Securities available-for-sale                                                           42,739               44,037
Accounts receivable, less allowance for doubtful accounts of
   $198 at December 31, 1999 and $1,211 at June 30,
   2000 (unaudited)                                                                      3,356                8,640
Inventory, less reserve for obsolescence of $55 at December
   31, 1999 and $268 at June 30, 2000 (unaudited)                                        1,059                  888
Prepaid expenses and other current assets                                                7,211                6,550
                                                                                     ---------            ---------
     Total current assets                                                               72,992               86,774
                                                                                     ---------            ---------
Long-term securities available-for-sale                                                 12,000                   --
Property and equipment, net                                                              9,135               18,940
Other assets                                                                             1,676                2,001
Goodwill and other intangible assets                                                        --              218,623
                                                                                     ---------            ---------
     Total assets                                                                    $  95,803            $ 326,338
                                                                                     =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                                     $   2,711            $   3,874
Accrued liabilities                                                                      6,203               20,210
Deferred revenue                                                                         5,262                8,333
Current portion of promissory note and obligations under
   capital lease                                                                           199                1,558
                                                                                     ---------            ---------
     Total current liabilities                                                          14,375               33,975
                                                                                     ---------            ---------

Promissory note and obligations under capital lease, net
   of current portion                                                                      387                1,630
Commitments and contingencies (Note 6)

Stockholders' equity:
Class B common stock, $0.001 par value; 7,422 shares authorized at December 31, 1999 and June 30, 2000 (unaudited); 7,013
   and 5,635 shares issued and outstanding at
   December 31, 1999 and June 30, 2000 (unaudited), respectively                             1                    1
Common stock, $0.001 par value; 150,000 shares authorized at
   December 31, 1999 and June 30, 2000 (unaudited); 38,231
   and 54,402 shares issued and outstanding at December 31,
   1999 and June 30, 2000 (unaudited), respectively                                         38                   54
Additional paid-in capital                                                             187,829              492,885
Notes receivable from stockholders                                                        (181)              (2,315)
Unearned stock-based compensation                                                       (2,955)             (11,307)
Accumulated deficit                                                                   (103,701)            (188,525)
Accumulated other comprehensive income                                                      10                  (60)
                                                                                     ---------            ---------
     Total stockholders' equity                                                         81,041              290,733
                                                                                     ---------            ---------
     Total liabilities and stockholders' equity                                      $  95,803            $ 326,338
                                                                                     =========            =========



(1) The December 31, 1999 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements

                          INTERNET PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                       JUNE 30                             JUNE 30
                                             ---------------------------         ---------------------------
                                                1999              2000             1999              2000
                                             ---------         ---------         ---------         ---------
In thousands, except per share data
Revenues                                     $   2,224         $  15,489         $   3,542         $  23,772
Cost of revenues                                 1,275             8,018             1,936            12,784
                                             ---------         ---------         ---------         ---------
Gross profit                                       949             7,471             1,606            10,988
                                             ---------         ---------         ---------         ---------
Operating expenses:
   Sales and marketing                           7,651            22,992            11,709            38,499
   Research and development                      1,151             4,072             1,943             6,437
   General and administrative                    2,649             5,815             4,662            11,293
   Stock-based compensation (Note 5)             5,086             4,806             8,649             7,580
   Amortization of intangible
     assets                                         --            18,710                --            18,710
   Merger expenses                                  --                --                --            15,175
                                             ---------         ---------         ---------         ---------
     Total operating expenses                   16,537            56,395            26,963            97,694
                                             ---------         ---------         ---------         ---------
Loss from operations                           (15,588)          (48,924)          (25,357)          (86,706)
Other income (expense), net                        290               990               328             1,882
                                             ---------         ---------         ---------         ---------
Net loss                                       (15,298)          (47,934)          (25,029)          (84,824)
Beneficial conversion feature of
    Series B convertible preferred
    stock                                       (1,000)               --            (1,000)               --
                                             ---------         ---------         ---------         ---------
Net loss attributable to common
    stockholders                             $ (16,298)        $ (47,934)        $ (26,029)        $ (84,824)
                                             =========         =========         =========         =========
Basic and diluted net loss per
    common share                             $   (1.17)        $   (0.84)        $   (1.90)        $   (1.64)
                                             =========         =========         =========         =========
Shares used to calculate basic and
    diluted net loss per share                  13,910            56,841            13,668            51,742
                                             =========         =========         =========         =========
Net loss, excluding merger
    expenses and non-cash charges
    related to stock-based
    compensation and amortization
    of intangible assets                     $ (11,212)        $ (24,418)        $ (17,380)        $ (43,359)
                                             =========         =========         =========         =========
Basic and diluted net loss per
    common share, excluding
    merger expenses and non-cash
    charges related to stock-based
    compensation and amortization
    of intangible assets                     $   (0.81)        $   (0.43)        $   (1.27)        $   (0.84)
                                             =========         =========         =========         =========

See accompanying notes to the unaudited consolidated financial statements

                          INTERNET PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                         Six months ended
                                                                                              June 30,
                                                                                       1999                2000
                                                                                     ---------           ---------
In thousands                                                                                  (unaudited)
Cash flows from operating activities:
Net loss                                                                             $ (26,029)          $ (84,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                              378              20,214
Provision for doubtful accounts receivable                                                  64               1,013
Gain on disposal of fixed asset                                                             (6)                 --
Issuance of preferred stock in settlement of interest payable                                9                  --
Issuance of options for common stock for services                                        1,412                  --
Interest redeemable on preferred stock                                                      81                  --
Accretion of available-for-sale discounts and premiums                                    (212)                261
Provision for inventory obsolescence                                                        10                 213
Stock-based compensation                                                                 8,263               7,580
Changes in operating assets and liabilities, net of acquisitions:
   Accounts receivable                                                                    (853)             (5,233)
   Inventory                                                                              (634)                (42)
   Prepaid expenses and other current assets                                              (447)              1,044
   Other assets                                                                           (208)               (195)
   Accounts payable                                                                        875              (2,421)
   Accrued expenses                                                                        309              12,346
   Deferred revenue                                                                        654               2,658
                                                                                     ---------           ---------
      Net cash used in operating activities                                            (16,334)            (47,386)
                                                                                     ---------           ---------
Cash flows from investing activities:
Purchases of furniture and equipment                                                    (1,693)             (7,558)
Purchases of securities available-for-sale                                             (19,585)            (18,063)
Maturities of securities available-for-sale                                              4,500              28,408
Proceeds from disposal of equipment                                                         42                  --
Acquisitions, net of cash acquired                                                          --              (6,123)
                                                                                     ---------           ---------
      Net cash used in investing activities                                            (16,736)             (3,336)
                                                                                     ---------           ---------
Cash flow from financing activities:
Proceeds from issuance of convertible notes payable                                      1,800                  --
Net proceeds from issuance of common stock                                               6,733              69,601
Net proceeds from issuance of preferred stock                                           42,844                  --
Proceeds on capital lease obligations                                                      205                  --
Repayments of capital lease obligation and notes payable                                   (33)            (10,001)
Proceeds from exercise of stock options                                                      6               1,062
Notes payable to stockholders                                                               (8)             (1,934)
                                                                                     ---------           ---------
      Net cash provided by financing activities                                         51,547              58,728
                                                                                     ---------           ---------
Effect of exchange rate changes on cash                                                     (1)                 26
                                                                                     ---------           ---------
Net increase (decrease) in cash and cash equivalents                                    18,476               8,032
Cash and cash equivalents, beginning of period                                           1,494              18,627
                                                                                     ---------           ---------
Cash and cash equivalents, end of period                                             $  19,970           $  26,659
                                                                                     =========           =========
Non-cash investing and financing activities:
During May 2000, the Company purchased $2,597 of equipment
 through capital lease.



See accompanying notes to the unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Internet Pictures Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada), PictureWorks Technology, Inc., TBI Acquisition Sub, Inc. and Opticom Acquisition Sub, Inc. The consolidation of these entities will collectively be referred to as the Company. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended December 31, 1999. The information furnished reflects all adjustments which management believes are necessary for a fair presentation of the Company's financial position as of June 30, 2000, and the results of its operations and its cash flows for the three month periods and six month periods ended June 30, 1999 and 2000. All such adjustments are of a normal recurring nature.

2.  RESULTS OF OPERATIONS

The results of operations for the three month periods and six month periods ended June 30, 1999 and 2000, are not necessarily indicative of the results to be expected for the respective full years.

3.  EQUITY AND RELATED TRANSACTIONS

On April 3, 2000, the Company acquired all of the capital stock of PictureWorks Technology, Inc. The Company issued 4,644,334 shares to the current stockholders of PictureWorks, based on the average price of our common stock for the ten days ending the second business day prior to March 31, 2000. The Company accounted for this transaction under the purchase method of accounting and accordingly, allocated the purchase price to cash, accounts receivable, prepaid expenses, fixed assets and intangibles including goodwill. The Company will amortize the related goodwill over three years. The following pro forma information presents the results of operations of the Company as if the acquisition of PictureWorks had been completed as of January 1, 2000 and January 1, 1999, respectively:

                                       Six Months ended June 30, 2000
                                       ------------------------------
                                       As Reported          Pro Forma
                                       -----------          ---------
   Revenue                             $  23,772            $  25,200
   Net loss                            $ (84,824)           $(109,187)
   Basic and diluted
     loss per share                    $   (1.64)           $   (2.02)

                                          Year ended December 31, 1999
                                       ----------------------------------
                                         As Reported           Pro Forma
                                         -----------           ---------
   Revenue                               $  12,523             $  16,346
   Net loss                              $ (76,603)            $(153,819)
   Basic and diluted
     loss per share                      $   (3.01)            $   (5.20)

During April 2000, the Company acquired all of the capital stock of TBI Imaging, Inc. and Opticom Corporation. The Company issued 222,232 shares to TBI and Opticom based on a 10-day average price of our common stock in addition to $2,130,000 in cash considerations. The Company accounted for these transactions under the purchase method of accounting and accordingly, allocated the purchase price primarily to fixed assets and goodwill.

On May 4, 2000, the Company raised net proceeds of $67.5 million from our follow-on offering of 6,000,000 shares of our common stock. On June 7, 2000, the underwriters exercised an over-allotment option to purchase an additional 115,000 shares of common stock. As a result of this exercise, the Company received net proceeds of $1.3 million.

4.  LOSS PER SHARE

NET LOSS PER SHARE. The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share, and SEC Staff Accounting Bulletin No. 98 ("SAB 98"). Under the provisions of SFAS No. 128 and SAB 98, basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options and warrants and, in 1999, upon conversion of the Company's preferred stock and convertible debenture.

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:


                                                 THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                      JUNE 30,                          JUNE 30,
                                             --------------------------         ---------------------------
In thousands, except per share data            1999              2000             1999               2000
-----------------------------------          --------          --------         ---------          --------
                                                    (unaudited)                         (unaudited)
NUMERATOR:
Net loss                                     $ (16,298)        $ (47,934)        $ (26,029)        $ (84,824)
DENOMINATOR:
Weighted average shares                         13,910            56,841            13,668            51,742
NET LOSS PER SHARE:
Basic and diluted                            $   (1.17)        $   (0.84)        $   (1.90)        $   (1.64)


5.  STOCK-BASED COMPENSATION

Stock-based compensation expense consists of the amortization of deferred compensation related to stock options issued with an exercise price below the deemed fair market value of our common stock on the date of grant and to warrants issued to non-employees (Note 11). Following are the charges that have been excluded from the following captions for each of the periods:


                                                FOR THE THREE MONTHS                FOR THE SIX MONTHS
                                                ENDED JUNE 30, 1999                 ENDED JUNE 30, 1999
                                             --------------------------         ---------------------------
                                               1999              2000             1999               2000
                                             ---------         ---------        ----------         ---------
Cost of revenues                             $     112         $     199         $       5         $      85
Sales and marketing                              3,306             5,610             4,679             6,238
Research and development                         1,191             2,090                67               905
General and administrative                         477               750                55               352
                                             ---------         ---------        ----------         ---------
                                             $   5,086         $   8,649         $   4,806         $   7,580
                                             =========         =========        ==========         =========


6.  COMMITMENTS AND CONTINGENCIES

In October 1998, a lawsuit was filed against the Company. This lawsuit alleged that the Company breached a duty of confidence, made misrepresentations and misappropriated trade secrets. The court removed this action to arbitration upon the Company's motion and the Company cross-claimed alleging various affirmative claims. The court dismissed the lawsuit in May 1999, upon motion of the plaintiffs. However, arbitration is expected to take place in the fall of 2000. In May 1999, one of the original plaintiffs filed a second lawsuit against the Company alleging patent infringement. Management believes that the claims are without merit and intends to vigorously defend against such claims. Since the plaintiffs have not specified in their lawsuit the amount of damages they seek, an estimate of the ultimate potential liability of the Company cannot be made. If the Company does not effectively defend against the claims, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

The Company is subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact on the financial condition, results of operations or cash flows of the Company.

7.  SEGMENTS

The Company has two reportable segments: 1) iPIX products, and 2) research and development services for others. The accounting policies of the segments are the same as those of the Company. The Company evaluates the performance of its segments and allocates resources to them based solely on evaluation of gross profit. There are no inter-segment revenues. The Company does not make allocations of corporate costs to the individual segments and does not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them. Management believes the Company's future growth will occur in the iPIX products segment. We did not have research and development services revenues in the first six months of 1999 or 2000.

8.  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

In December 1999, the Commission issued Staff Accounting Bulletin No. 101 or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We believe that the impact of SAB 101 will not have a material effect on our financial position, results of operations or cash flows.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. FIN 44 has not had a material impact on the Company.

9.  INCOME TAXES

Internal Revenue Code Section 382 stipulates an annual limitation on the amount of Federal and State net operating losses incurred prior to a change in ownership which can be utilized to offset the Company's future taxable income. An ownership change occurred as a result of the consummation of the initial public offering in August 1999, and as a result of the merger between Interactive Pictures Corporation and bamboo.com, Inc.

10. BARTER REVENUES

Barter revenues. Barter revenues come from barter sales of the Company's products that are similar in nature to the Company's cash sales for the same products. Barter revenues have resulted from the exchange by the Company of certain products for advertising. Barter revenues are recognized in accordance with APB 29, "Accounting for Nonmonetary Transactions." The Company records barter revenue at fair value of the products exchanged for advertising.

Revenues and sales and marketing expenses arising from those transactions are recorded at fair value as the Company has an established historical practice of receiving cash for similar sales. In the second quarter of 1999 and 2000, the Company recorded barter revenues of $0 and $1,134, respectively, which represented approximately 0% and 7.4%, respectively, of total revenues for those periods. In the first six months of 1999 and 2000, the Company recorded barter revenues of $0 and $2,346, respectively, which represented approximately 0% and 9.9%, respectively, of total revenues for those periods. Sales and marketing expense arising from these barter transactions is recognized when the advertising takes place, which is typically the same period in which the products are delivered.

11. WARRANTS

On January 6, 2000, the Company issued warrants to purchase a total of 200,000 shares of common stock at an exercise price of $15.47. The warrants vest as follows: 100,000 six months after the incorporation of immoeuro B.V., 50,000 on September 30, 2000 and 50,000 on December 31, 2000. The fair value of warrants was calculated to be approximately $2.7 million, which is being recognized as expense over the two year term of the related agreement. The non-cash charge for these warrants totaled approximately $1.6 million for the three month period and six month period ended June 30, 2000.

On April 17, 2000, the Company granted a warrant to purchase 3,397 shares of common stock at an exercise price of $4.00. The warrant is fully vested and exercisable. The non-cash charge for the warrant totaled approximately $96,000, which is being recognized as expense over the 15 month term of the related agreement. The non-cash charge for the warrant totaled approximately $50,000 for the three months ended June 30, 2000.

On April 19, 2000, the Company issued a warrant to purchase 600,000 shares of common stock at an exercise price of $20.38. The warrant vests and becomes exercisable at a rate of 66,667 at the end of each of the following nine quarters. The fair value of the warrant was calculated to be approximately $9.7 million, which is being recognized as expense over the 3.5 year term of the related agreement. The non-cash charge for the warrant totaled approximately $1.8 million for the three months ended June 30, 2000.

On May 26, 2000, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $12.06. The warrant vests as follows:
25,000 on June 30, 2000, 25,000 on September 30, 2000, 25,000 on December 31,
2000, 25,000 on March 31, 2001 and 100,000 on the date the warrant holder is a publicly traded company. The fair value of the warrant was calculated to be approximately $1.5 million, which is being recognized as expense over the 25 month term of the related agreement. The non-cash charge for the warrant totaled approximately $400,000 for the three months ended June 30, 2000.

On May 26, 2000, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $12.06. The warrant vests as follows:
50,000 on June 30, 2000, 50,000 on September 30, 2000, 50,000 on December 31,
2000, and 50,000 on March 31, 2001. The fair value of the warrant was calculated to be approximately $1.5 million, which is being recognized as expense over the 11 month term of the related agreement. The non-cash charge for the warrant totaled approximately $700,000 for the three months ended June 30, 2000.

As most of the shares subject to these warrants are unvested, the unvested shares will be revalued at each reporting date, and the revised fair value will be expensed upon the vesting of the remaining shares. As a result, the charge is subject to substantial increase or decrease based on future changes in the fair value of the underlying common stock.

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

In April 2000, the Company acquired all the capital stock of PictureWorks Technology, Inc. for 4,644,344 shares of our common stock. Also, in April 2000, the Company acquired all of the capital stock of TBI Imaging, Inc. and Opticom Corporation for 222,232 shares of our common stock and $2,130,000 in cash considerations.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percent relationship to total revenues of select items in our statements of operations.

                                               THREE MONTHS ENDED              SIX MONTHS
                                                    JUNE 30,                  ENDED JUNE 30,
                                              ---------------------        --------------------

                                               1999           2000          1999           2000
                                             ------         ------        ------         ------
Revenues                                      100.0%         100.0%        100.0%         100.0%
Cost of revenues                               57.3           51.8          54.7           53.8
                                             ------         ------        ------         ------
Gross profit                                   42.7           48.2          45.3           46.2

Operating expenses
    Sales and marketing                       344.0          148.5         330.6          161.9
    Research and development                   51.8           26.3          54.8           27.1
    General and administrative                119.1           37.5         131.6           47.5
    Stock-based compensation                  228.7           31.0         244.2           31.9
    Amortization of intangible assets            --          120.8            --           78.7
    Merger expenses                              --             --            --           63.8
                                             ------         ------        ------         ------
Total operating expenses                      743.6          364.1         761.2          410.9
                                             ------         ------        ------         ------
Loss from operations                         (700.9)        (315.9)       (715.9)        (364.7)
Other income (expense), net                    13.0            6.4           9.2            7.9

Beneficial conversion feature of
   Series B convertible preferred
   stock                                      (44.9)            --         (28.2)            --
                                             ------         ------        ------         ------
Net loss                                      732.8%         309.5%        734.9%         356.8%
                                             ======         ======        ======         ======

QUARTER ENDED JUNE 30, 2000 COMPARED TO THE QUARTER ENDED JUNE 30, 1999

Revenues. Total revenues increased to $15,489,000 in the second quarter of 2000, compared to $2,224,000 in the second quarter of 1999, an increase of $13,265,000 or 596.4%. This increase was due primarily to an increase of $6,214,000 in sales of virtual tours and an increase of $3,186,000 in sales of iPIX kits and iPIX keys, primarily to e-commerce and real estate customers. Additional revenue of $3,484,000 was a result of acquisitions in the second quarter of 2000, including $2,007,000 from the Rimfire technology.

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the capture, processing, hosting and distribution of virtual tours and the costs of the digital camera and related components included in an iPIX kit. In addition, cost of revenues include transaction fees paid to affiliates who display our virtual tours on their web sites and fees paid to resellers of our virtual tours. Cost of revenues increased to $8,018,000 in the second quarter of 2000, compared to $1,275,000 in the second quarter of 1999, an increase of $6,743,000. This increase was primarily due to the sale of a higher volume of virtual tours. Cost of revenues as a percentage of total revenues decreased from 57.3% in the second quarter of 1999 to 51.8% in the second quarter of 2000.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales, business development and field operations personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses, trademark licensing and technology access and sponsorship fees paid to affiliates in order to facilitate availability of our tours on their web sites. Sales and marketing expenses increased to $22,992,000 in the second quarter of 2000, compared to $7,651,000 in the second quarter of 1999, an increase of $15,341,000, or 200.5%. This increase is due primarily to a significant increase in our sales force, increased costs relating to technology access and sponsorship fees and increased advertising and branding expenses. Sales and marketing expenses also increased due to the acquisitions in the second quarter of 2000.

Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to third party developers. Research and development expenses increased to $4,072,000 in the second quarter of 2000, compared to $1,151,000 in the second quarter of 1999, an increase of $2,921,000, or 253.8%. This increase was due primarily to increased staffing associated with expanding our research and development efforts to build and enhance our digital media infrastructure.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for professional services and general office and occupancy expenses. General and administrative expenses increased to $5,815,000 in the second quarter of 2000, compared to $2,649,000 in the second quarter of 1999, an increase of $3,166,000 or 119.5%. This increase was due primarily to an increase in personnel and related expenses required to support our growth, professional services, expansion of our leased facilities and other costs associated with being a public company.

Stock-based Compensation. Stock-based compensation expense consists of the amortization of deferred compensation related to stock options issued with an exercise price below the deemed fair market value of our common stock on the date of grant and to the amortization of fair value of warrants issued to non-employees. The compensation related to stock options is amortized over the vesting period of the options. Expense related to the warrants is amortized over the term of the agreements to which they relate Stock-based compensation expense decreased from $5,086,000 in the second quarter of 1999, compared to $4,806,000 in the second quarter of 2000, a decrease of $280,000 or 5.5%.

Amortization of Intangible Assets. Amortization of intangible assets was $18,710,000 in the second quarter of 2000. The amortization is a result of the acquisitions during the second quarter of 2000.

Merger Expenses. Merger expenses consist of direct costs incurred as a result of the merger of Interactive Pictures and bamboo.com that occurred on January 19, 2000. There were no merger expenses in the second quarter of 2000 or 1999.

Other Income (Expense). Other income (expense) consists primarily of interest earned on cash and investments. Net interest and other income increased to $990,000 in the second quarter of 2000, compared to $290,000 in the second quarter of 1999, an increase of $700,000 or 241.4%. This increase was primarily public offerings.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

Revenues. Total revenues increased to $23,772,000 in the six months ended June 30, 2000, compared to $3,542,000 in the six months ended June 30, 1999, an increase of $20,230,000 or 571.1%. This increase was due primarily to an increase of $10,296,000 in sales of virtual tours and an increase of $5,452,000 in sales of iPIX kits and iPIX keys, primarily to e-commerce and real estate customers. Additional revenue of $3,484,000 was a result of acquisitions in the second quarter of 2000, including $2,007,000 from the Rimfire technology.

Cost of Revenues. Cost of revenues increased to $12,784,000 in the first half of 2000, compared to $1,936,000 in the first half of 1999, an increase of $10,848,000. This increase was primarily due to the sale of a higher volume of virtual tours. Cost of revenues as a percentage of total revenues decreased from 54.7% in the first half of 1999 to 53.8% in the first half of 2000.

Sales and Marketing. Sales and marketing expenses increased to $38,499,000 in the six months ended June 30, 2000, compared to $11,709,000 in the six months ended June 30, 1999, an increase of $26,790,000, or 228.8%. This increase is due primarily to a significant increase in our sales force, increased costs relating to technology access and sponsorship fees and increased advertising and branding expenses. Sales and marketing expenses also increased due to the acquisitions in the second quarter of 2000.

Research and Development. Research and development expenses increased to $6,437,000 in the first half of 2000, compared to $1,943,000 in the first half of 1999, an increase of $4,494,000, or 231.3%. This increase was due primarily to increased staffing associated with expanding our research and development efforts to build and enhance our digital media infrastructure.

General and Administrative Expenses. General and administrative expenses increased to $11,293,000 in the six months ended June 30, 2000, compared to $4,662,000 in the six months ended June 30, 1999, an increase of $6,631,000 or 142.2%. This increase was due primarily to an increase in personnel and related expenses required to support our growth, professional services, expansion of our leased facilities and other costs associated with being a public company.

Stock-based Compensation. Stock-based compensation expense decreased from $8,649,000 in the first half of 1999 to $7,580,000 in the first half of 2000, a decrease of $1,069,000 or 12.4%.

Amortization of Intangible Assets. Amortization of intangible assets was $18,710,000 in the first half of 2000. The amortization is a result of the acquisitions during the second quarter of 2000.

Merger Expenses. Merger expenses consist of direct costs incurred as a result of the merger of Interactive Pictures and bamboo.com that occurred on January 19, 2000. Merger expenses in the first half of 2000 were $15,175,000 and consisted primarily of underwriting, legal, accounting, and printer's fees.

Other Income (Expense). Net interest and other income increased to $1,882,000 in the six months ended June 30, 2000, compared to $328,000 in the six months ended June 30, 1999, an increase of $1,554,000. This increase was primarily due to interest income earned on higher average cash balances as a result of our public offerings.

WARRANTS

On January 6, 2000, the Company issued warrants to purchase a total of 200,000 shares of common stock at an exercise price of $15.47. The warrants vest as follows: 100,000 six months after the incorporation of immoeuro B.V., 50,000 on September 30, 2000 and 50,000 on December 31, 2000. The fair value of warrants was calculated to be approximately $2.7 million, which is being recognized as expense over the two year term of the related agreement. The non-cash charge for these warrants totaled approximately $1.6 million for the three month period and six month period ended June 30, 2000.

On April 17, 2000, the Company granted a warrant to purchase 3,397 shares of common stock at an exercise price of $4.00. The warrant is fully vested and exercisable. The non-cash charge for the warrant totaled approximately $96,000, which is being recognized as expense over the 15 month term of the related agreement. The non-cash charge for the warrant totaled approximately $50,000 for the three months ended June 30, 2000.

On April 19, 2000, the Company issued a warrant to purchase 600,000 shares of common stock at an exercise price of $20.38. The warrant vests and becomes exercisable at a rate of 66,667 at the end of each of the following nine quarters. The fair value of the warrant was calculated to be approximately $9.7 million, which is being recognized as expense over the 3.5 year term of the related agreement. The non-cash charge for the warrant totaled approximately $1.8 million for the three months ended June 30, 2000.

On May 26, 2000, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $12.06. The warrant vests as follows:
25,000 on June 30, 2000, 25,000 on September 30, 2000, 25,000 on December 31,
2000, 25,000 on March 31, 2001 and 100,000 on the date the warrant holder is a publicly traded company. The fair value of the warrant was calculated to be approximately $1.5 million, which is being recognized as expense over the 25 month term of the related agreement. The non-cash charge for the warrant totaled approximately $400,000 for the three months ended June 30, 2000.

On May 26, 2000, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $12.06. The warrant vests as follows:
50,000 on June 30, 2000, 50,000 on September 30, 2000, 50,000 on December 31,
2000, and 50,000 on March 31, 2001. The fair value of the warrant was calculated to be approximately $1.5 million, which is being recognized as expense over the 11 month term of the related agreement. The non-cash charge for the warrant totaled approximately $700,000 for the three months ended June 30, 2000.

As most of the shares subject to these warrants are unvested, the unvested shares will be revalued at each reporting date, and the revised fair value will be expensed upon the vesting of the remaining shares. As a result, the charge is subject to substantial increase or decrease based on future changes in the fair value of the underlying common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our registered public offerings, the private placements of capital stock and a convertible debenture. At June 30, 2000, we had $26,659,000 of cash and cash equivalents and $44,037,000 in securities available-for-sale.

Net cash used in operating activities was $16,334,000 for the six months ended June 30, 1999 and $47,386,000 for the six months ended June 30, 2000. Net cash used for operating activities in each of these periods is primarily a result of net losses and changes in net operating assets. Net loss included $8,263,000 and $7,580,000 for stock-based compensation and $378,000 and $20,214,000 for depreciation and amortization for the six month periods ended June 30, 1999 and 2000 respectively.

Net cash used in investing activities was $16,736,000 for the six months ended June 30, 1999 and $3,336,000 for the six months ended June 30, 2000. Net cash used in investing activities was related to the net purchases and maturities of short-term investments and the purchase of computer software, hardware and other equipment. In addition, cash was used in the second quarter of 2000 for acquisitions.

Net cash provided by financing activities was $51,547,000 for the six months ended June 30, 1999 and $58,728,000 for the six months ended June 30, 2000. The net cash provided by financing activities in 1999 was due primarily to the private sale of shares of our common and preferred stock and the issuance of convertible subordinated promissory notes of $1,800,000 that converted into preferred stock during the first quarter of 1999. The net cash provided by financing activities in 2000 was due primarily to the public sale of our common stock and exercise of stock options, offset by repayments of capital leases and notes payable, and retirement of debt assumed in an acquisition.

Although we have no material commitments for capital expenditures, we anticipate an increase in the rate of capital expenditures and other expenses consistent with our anticipated growth in personnel, operations and marketing activities. We anticipate expanding our sales and marketing activities and enhancing our research and development. We may also use our cash resources to acquire or license technology, products or business related to our current business. We anticipate that our operating expenses will continue to grow as we make investments in our sales and marketing and distribution capabilities and that our operating expenses will be a material use of our cash resources for the foreseeable future.

We believe that the net proceeds from our recently completed follow-on offering of our common stock, together with existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months. However, during this time and thereafter, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise additional funds through public or private equity financing, bank debt financing or from other sources. There can be no assurance that this capital will be available in amounts or on terms acceptable to us, if at all.

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

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It is effective July 1, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. FIN 44 has not had a material impact on the Company.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. We encourage you to read our prospectus dated May 4, 2000, particularly the section entitled "Risk Factors," for a discussion of the factors that could contribute to any differences.

The words "believe", "may", "will", "should", "anticipate", "estimate", "expect", "intends", "objective" or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

LITIGATION

On October 28, 1998, Minds-Eye-View, Inc. and Mr. Ford Oxaal filed a lawsuit against us in the United States District Court for the Northern District of New York. Minds-Eye alleged in its lawsuit that we breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The plaintiffs alleged that our technology wrongfully incorporated trade secrets and other know-how gained from them in breach of various duties. The court removed this action to arbitration upon our motion, and we cross-claimed alleging various affirmative claims, including trade secret theft. Minds-Eye and Mr. Oxaal filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. Although the lawsuit was dismissed, we anticipate that the arbitration will proceed in Knoxville, Tennessee in the fall of 2000 to decide our affirmative claims against Mr. Oxaal.

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

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2000 we held the annual meeting of our stockholders to vote upon the following proposals. First, the stockholders voted to elect two directors to serve until 2003. John S. Hendricks was elected to the Board of Directors by a vote of 32,650,228 for, 0 against, and 164,523 abstentions and broker nonvotes. John Trezevant was elected to the Board of Directors by a vote of 32,671,124 for, 0 against and 143,627 abstentions and broker nonvotes. James Phillips, Kevin McCurdy and Michael Easterly continue serving as directors until the annual meeting of stockholders in the year 2002 (Class III directors). Laban Jackson, Jr., Leonard McCurdy and John Moragne continue serving as directors until the annual meeting of stockholders in the year 2001 (Class II directors). Leonard McCurdy resigned from the Board of Directors on June 22, 2000 to pursue other individual interests. Second, the stockholders approved and adopted the 2000 Equity Incentive Plan by a vote of 25,043,562 for, 7,674,524 against and 96,665 abstentions and broker nonvotes. Third, the stockholders approved and adopted an amendment to the Amended and Restated 1998 Employee, Director and Consultant Plan by a vote of 26,530,091 for, 6,158,312 against and 126,348 abstentions and broker nonvotes. Finally, the stockholders voted to ratify the selection of PricewaterhouseCoopers LLP as our independent auditors by a vote of 32,778,952 for, 31,232 against and 4,567 abstentions and broker nonvotes.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  a.       Exhibits
                           Exhibit 27.1         Financial Data Schedule

                  b.       Reports on Form 8-K
                           (1) April 6, 2000; Items 2 and 5

                          INTERNET PICTURES CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2000               INTERNET PICTURES CORPORATION
                                    (Registrant)



                                    /s/ John J. Kalec
                                    -------------------------------------------
                                    John J. Kalec
                                    Authorized Officer
                                    Chief Financial Officer and
                                    Chief Accounting Officer

                          INTERNET PICTURES CORPORATION

                         INDEX TO EXHIBITS FOR FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 2000

                  EXHIBIT NO.         EXHIBIT DESCRIPTION
                  -----------         -------------------
                     27.1             Financial Data Schedule (for SEC use only)