Form 10-Q
period 2000-09-30
INTERNET PICTURES CORP
filed 2000-11-14
CIK 1088022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarter ended September 30, 2000     Commission File No. 000-26363

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

60,583,463 shares of $0.001 par value common stock outstanding as of October 31, 2000.

Page 1 of 24
Exhibit Index on Page 24

                          INTERNET PICTURES CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

PART I -- FINANCIAL INFORMATION............................................................................3

   Item 1.     Consolidated Financial Statements...........................................................3

   Item 2.     Management's Discussion and Analysis Of Financial Condition and Results Of Operations......11

PART II -- OTHER INFORMATION..............................................................................21

   Item 1.     Legal Proceedings..........................................................................21

   Item 2.     Changes In Securities And Use Of Proceeds..................................................21

   Item 3.     Defaults Upon Senior Securities............................................................21

   Item 4.     Submission Of Matters To A Vote Of Security Holders........................................21

   Item 5.     Other Information..........................................................................22

   Item 6.     Exhibits And Reports On Form 8-K...........................................................22

Signatures................................................................................................23

Exhibit Index.............................................................................................24

PART I -- FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

                          INTERNET PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                            December 31,      September 30,
                                                                                1999              2000
                                                                            -----------       -------------
                                                                                (1)            (unaudited)
In thousands, except per share data

ASSETS
Current assets:
Cash and cash equivalents                                                     $  18,627         $   1,668
Securities available-for-sale                                                    42,739            30,025
Accounts receivable, less allowance for doubtful accounts of
   $198 at December 31, 1999 and $1,356 at September 30,
   2000 (unaudited)                                                               3,356            15,939
Inventory, less reserve for obsolescence of $55 at December
   31, 1999 and $204 at September 30, 2000 (unaudited)                            1,059               694
Prepaid expenses and other current assets                                         7,211             8,042
                                                                              ---------         ---------
     Total current assets                                                        72,992            56,368
                                                                              ---------         ---------
Long-term securities available-for-sale                                          12,000                --
Property and equipment, net                                                       9,135            21,118
Other assets                                                                      1,676             1,289
Goodwill and other intangible assets                                                 --           201,460
                                                                              ---------         ---------
     Total assets                                                             $  95,803         $ 280,235
                                                                              =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                              $   2,711         $   3,017
Accrued liabilities                                                               6,203            14,755
Deferred revenue                                                                  5,262             7,687
Current portion of promissory note and obligations under
   capital lease                                                                    199             1,320
                                                                              ---------         ---------
     Total current liabilities                                                   14,375            26,779
                                                                              ---------         ---------

Promissory note and obligations under capital lease, net
   of current portion                                                               387             1,505
Commitments and contingencies (Note 6)

Stockholders' equity:
Class B common stock, $0.001 par value; 7,422 shares
   authorized at December 31, 1999 and September 30, 2000 (unaudited);
   7,013 and 4,403 shares issued and outstanding at
   December 31, 1999 and September 30, 2000 (unaudited), respectively                 1                 1
Common stock, $0.001 par value; 150,000 shares authorized at
   December 31, 1999 and September 30, 2000 (unaudited); 38,231 and 56,152 shares issued and outstanding at December 31,
   1999 and September 30, 2000 (unaudited), respectively                             38                56
Additional paid-in capital                                                      187,829           483,737
Notes receivable from stockholders                                                 (181)           (2,367)
Unearned stock-based compensation                                                (2,955)           (3,286)
Accumulated deficit                                                            (103,701)         (226,237)
Accumulated other comprehensive income                                               10                47
                                                                              ---------         ---------
     Total stockholders' equity                                                  81,041           251,951
                                                                              ---------         ---------
     Total liabilities and stockholders' equity                               $  95,803         $ 280,235
                                                                              =========         =========



(1) The December 31, 1999 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements

                          INTERNET PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS




                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                   SEPTEMBER 30                       SEPTEMBER 30
                                             -------------------------         ---------------------------
                                                1999             2000             1999              2000
                                             --------         --------         --------         ---------
(In thousands, except per share data)
Revenues                                     $  3,663         $ 17,218         $  7,205         $  40,990
Cost of revenues                                2,210            8,140            4,146            20,924
                                             --------         --------         --------         ---------
Gross profit                                    1,453            9,078            3,059            20,066
                                             --------         --------         --------         ---------

Operating expenses:
 Sales and marketing                           11,768           22,279           23,477            60,778
 Research and development                       1,394            3,649            3,337            10,086
 General and administrative                     4,048            4,209            8,710            15,502
 Stock-based compensation                       6,624           (1,811)          15,273             5,769
 Amortization of intangible
  assets                                           --           19,330               --            38,040
 Merger expenses                                   --               --               --            15,175
                                             --------         --------         --------         ---------
  Total operating expenses                     23,834           47,656           50,797           145,350
                                             --------         --------         --------         ---------
Loss from operations                          (22,381)         (38,578)         (47,738)         (125,284)
Interest expense                               (6,442)              (9)          (6,641)             (216)
Other income (expense), net                       642              875            1,169             2,964
                                             --------         --------         --------         ---------
Net loss                                      (28,181)         (37,712)         (53,210)         (122,536)
Beneficial conversion feature of
  Series B convertible preferred
  stock                                            --               --           (1,000)               --
                                             --------         --------         --------         ---------

Net loss attributable to common
  stockholders                               $(28,181)        $(37,712)        $(54,210)        $(122,536)
                                             ========         ========         ========         =========
Basic and diluted net loss per
  common share                               $  (1.08)        $  (0.62)        $  (3.24)        $   (2.24)
                                             ========         ========         ========         =========


See accompanying notes to the unaudited condensed consolidated financial statements

                         INTERNET PICTURES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                        Nine months ended
                                                                                          September 30,
                                                                                      1999              2000
                                                                                   ---------         ---------
In thousands                                                                               (unaudited)

Cash flows from operating activities:
Net loss                                                                           $ (53,210)        $(122,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                            700            41,210
Provision for doubtful accounts receivable                                                75             1,158
Gain on disposal of fixed asset                                                           (6)               --
Issuance of common stock in exchange for services                                      6,629                --
Issuance of preferred stock in settlement of interest payable                              9                --
Issuance of options for common stock for services                                      2,916                --
Accretion of available-for-sale discounts                                               (424)              140
Provision for inventory obsolescence                                                      40               149
Stock-based compensation                                                              12,378             5,769
Changes in operating assets and liabilities, net of acquisitions:
   Accounts receivable                                                                (1,442)          (12,677)
   Inventory                                                                            (855)              216
   Prepaid expenses and other current assets                                          (2,444)             (448)
   Other assets                                                                         (356)              504
   Accounts payable                                                                    1,304            (3,278)
   Accrued expenses                                                                    1,720             6,891
   Deferred revenue                                                                    1,962             2,012
                                                                                   ---------         ---------
      Net cash used in operating activities                                          (31,004)          (80,890)
                                                                                   ---------         ---------
Cash flows from investing activities:
Purchases of furniture and equipment                                                  (3,230)          (11,389)
Purchases of securities available-for-sale                                           (78,964)          (44,522)
Maturities of securities available-for-sale                                           13,992            69,058
Proceeds from disposal of equipment                                                       42                --
Acquisitions, net of cash received                                                        --            (8,290)
                                                                                   ---------         ---------
      Net cash provided by (used in) investing activities                            (68,160)            4,857
                                                                                   ---------         ---------
Cash flow from financing activities:
Proceeds from issuance of convertible notes payable                                    1,800                --
Net proceeds from issuance of common stock                                            97,029            69,590
Net proceeds from issuance of preferred stock                                         42,844                --
Proceeds from capital lease obligations                                                  205                --
Repayment of Series C                                                                (11,000)               --
Repayments of capital lease obligations and notes payable                                (72)          (10,364)
Repurchase of preferred and common stock                                              (3,730)               --
Proceeds from exercise of stock options and warrants                                     866             1,759
Issuance of notes receivable to stockholders                                              (8)           (1,986)
                                                                                   ---------         ---------
      Net cash provided by financing activities                                      127,934            58,999
                                                                                   ---------         ---------
Effect of exchange rate changes on cash                                                   14                75
                                                                                   ---------         ---------
Net increase (decrease) in cash and cash equivalents                                  28,784           (16,959)
Cash and cash equivalents, beginning of period                                         1,494            18,627
                                                                                   ---------         ---------
Cash and cash equivalents, end of period                                           $  30,278         $   1,668
                                                                                   =========         =========




See accompanying notes to the unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Internet Pictures Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada), PW Technology, Inc., TBI Imaging, Inc., and Opticom Imaging Corporation. The consolidation of these entities will collectively be referred to as the Company. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the 10-K of the Company as of and for the year ended December 31, 1999. The information furnished reflects all adjustments which management believes are necessary for a fair presentation of the Company's financial position as of September 30, 2000, and the results of its operations and its cash flows for the three month periods and nine month periods ended September 30, 1999 and 2000. All such adjustments are of a normal recurring nature.

2.       RESULTS OF OPERATIONS

The results of operations for the three month periods and nine month periods ended September 30, 1999 and 2000, are not necessarily indicative of the results to be expected for the respective full years.

3.       EQUITY AND RELATED TRANSACTIONS

During April 2000, we acquired all of the capital stock of TBI Imaging, Inc. and Opticom Corporation. We issued 222,232 shares to TBI and Opticom based on a 10-day average price of our common stock in addition to $2,130,000 in cash considerations. We accounted for these transactions under the purchase method of accounting.

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


                          Nine Months ended September 30, 2000
                          ------------------------------------
                            As Reported            Pro Forma
                            -----------            ----------
Revenue                      $  40,990             $  42,418
Net loss                     $(122,536)            $(146,899)
Basic and diluted
  loss per share             $   (2.24)            $   (2.64)

                          Year ended December 31, 1999
                          ----------------------------
                          As Reported         Pro Forma
                          -----------         ---------

Revenue                    $ 12,523           $  16,346
Net loss                   $(76,603)          $(153,819)
Basic and diluted
  loss per share           $  (3.01)          $   (5.20)

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

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:


                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30,                     SEPTEMBER 30,
In thousands, except per share data          1999             2000             1999             2000
                                                  (unaudited)                       (unaudited)
NUMERATOR:
Net loss attributable to common
  stockholders                             $(28,181)        $(37,712)        $(54,210)        $(122,536)

DENOMINATOR:
Weighted average shares                      26,065           60,403           16,753            54,748

NET LOSS PER SHARE:
Basic and diluted                          $  (1.08)        $  (0.62)        $  (3.24)        $   (2.24)

5.       STOCK-BASED COMPENSATION

Stock-based compensation expense consists of the amortization of deferred compensation related to stock options issued with an exercise price below the deemed fair market value of our common stock on the date of grant and to warrants issued to non-employees (Note 11). Following are the charges that have been excluded from the following captions for each of the periods:

                                    FOR THE THREE MONTHS            FOR THE NINE MONTHS
                                     ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                  ------------------------         ---------------------
                                    1999             2000            1999          2000
                                  -------         --------         -------        ------

Cost of revenues                  $    87         $      5         $   286        $   90
Sales and marketing                 5,270           (1,920)         10,880         4,317
Research and development              917               59           3,007           964
General and administrative            350               45           1,100           398
                                  -------         --------         -------        ------
                                  $ 6,624         $ (1,811)        $15,273        $5,769
                                  =======         ========         =======        ======

6.       COMMITMENTS AND CONTINGENCIES

On October 28, 1998, Minds-Eye-View, Inc. and Mr. Ford Oxaal filed a lawsuit against the Company in the United States District Court for the Northern District of New York. Minds-Eye alleged in its lawsuit that the Company breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The plaintiffs alleged that the Company's technology wrongfully incorporated trade secrets and other know-how gained from them in breach of various duties. The court removed this action to arbitration upon the Company's motion, and the Company cross-claimed alleging various affirmative claims, including trade secret theft. Minds-Eye and Mr. Oxaal filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. The Company is pursuing its affirmative claims against Oxaal, however, there has been no activity in the arbitration since August 2000, when a request was submitted to stay the arbitration pending resolution of the patent litigation. On May 20, 1999, Mr. Oxaal filed a lawsuit against the Company, Kodak, Nikon and Cendant in the same court alleging that the Company's technology infringes upon patent no. 5,903,782 held by him. Mr. Oxaal claims that this alleged infringement is deliberate and willful and is seeking treble damages against the Company in an unspecified amount plus interest, an accounting by us, costs and attorney's fees, in addition to a permanent injunction prohibiting the alleged infringement of his patent by the Company. The Company has asserted defenses to Mr. Oxaal's claims as the Company believes it did not infringe any valid claims of his patent and that Mr. Oxaal's patent is invalid. The Company believes that Mr. Oxaal's claims are without merit, and the Company intends to vigorously defend against his claims. However, if Mr. Oxaal were to prevail in this lawsuit, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

The Company is subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact on the financial condition, results of operations or cash flows of the Company.

7.       SEGMENTS

The Company has two reportable segments: 1) iPIX products, and 2) research and development services for others. The accounting policies of the segments are the same as those of the Company. The Company evaluates the performance of its segments and allocates resources to them based solely on evaluation of gross profit. There are no inter-segment revenues. The Company does not make allocations of corporate costs to the individual segments and does not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them. Management believes the Company's future growth will occur in the iPIX products segment. We did not have research and development services revenues in the first nine months of 1999 or 2000.

8.       EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. We do not expect that the adoption of SFAS No. 133 will have a material effect on our financial statements.

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

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It became effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation are to be recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material impact on the Company.

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

Revenues and sales and marketing expenses arising from those transactions are recorded at fair value as the Company has an established historical practice of receiving cash for similar sales. In the third quarter of 1999 and 2000, the Company recorded barter revenues of $0 and $714, respectively, which represented approximately 0% and 4.1%, respectively of total revenues for those periods. In the first nine months of 1999 and 2000, the Company recorded barter revenues of $0 and $3,060, respectively, which represented approximately 0% and 7.5%, respectively of total revenues for those periods. Sales and marketing expense arising from these barter transactions is recognized when the advertising takes place, which is typically the same period in which the products are delivered.

11.      WARRANTS

On January 6, 2000, the Company issued warrants to purchase a total of 200,000 shares of common stock at an exercise price of $15.47. The warrants vest as follows: 100,000 six months after the incorporation of immoeuro B.V., 50,000 on September 30, 2000 and 50,000 on December 31, 2000. The fair value of warrants was calculated to be approximately $2,700,000, which is being recognized as expense over the two year term of the related agreement. The non-cash charge for these warrants totaled approximately $(1,036,000) for the three month period ended September 30, 2000, and $611,000 for the nine month period ended September 30, 2000.

On April 17, 2000, the Company granted a warrant to purchase 3,397 shares of common stock at an exercise price of $4.00. The warrant is fully vested and exercisable. The non-cash charge for the warrant totaled approximately $96,000, which is being recognized as expense over the 15 month term of the related agreement. The non-cash charge for the warrant totaled $0 for the three months ended September 30, 2000, and approximately $50,000 for the nine month period ended September 30, 2000.

On April 19, 2000, the Company issued a warrant to purchase 600,000 shares of common stock at an exercise price of $20.38. The warrant vests and becomes exercisable at a rate of 66,667 at the end of each of the following nine quarters. The fair value of the warrant was calculated to be approximately $9,700,000, which is being recognized as expense over the 3.5 year term of the related agreement. The non-cash charge for the warrant totaled approximately $(961,000) for the three months ended September 30, 2000, and $796,000 for the nine months ended September 30, 2000.

On May 26, 2000, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $12.06. The warrant vests as follows:
25,000 on June 30, 2000, 25,000 on September 30, 2000, 25,000 on December 31,
2000, 25,000 on March

31, 2001 and 100,000 on the date the warrant holder is a publicly traded company. The fair value of the warrant was calculated to be approximately $1,500,000, which is being recognized as expense over the 25 month term of the related agreement. The non-cash charge for the warrant totaled approximately $(8,000) for the three months ended September 30, 2000, and $384,000 for the nine months ended September 30, 2000.

On May 26, 2000, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $12.06. The warrant vests as follows:
50,000 on June 30, 2000, 50,000 on September 30, 2000, 50,000 on December 31,
2000, and 50,000 on March 31, 2001. The fair value of the warrant was calculated to be approximately $1.5 million, which is being recognized as expense over the 11 month term of the related agreement. The non-cash charge for the warrant totaled approximately $(26,000) for the three months ended September 30, 2000, and $680,000 for the nine months ended September 30, 2000.

As most of the shares subject to these warrants are unvested, the unvested shares will be revalued at each reporting date, and the revised fair value will be expensed upon the vesting of the remaining shares. As a result, the charge is subject to substantial increase or decrease based on future changes in the fair value of the underlying common stock.

12.      SUBSEQUENT EVENTS

On October 3, 2000, the board of directors approved a restructuring plan to reduce expenses. As part of the restructuring, the Company reduced its workforce by approximately 175 positions. The Company expects to record a restructuring charge during the fourth quarter of approximately $4.5 million.

On October 26, 2000, the board of directors declared a dividend distribution of one preferred stock purchase right for each outstanding share of common stock to shareholders of record at the close of business on November 9, 2000. Each right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A junior participating preferred stock, $0.001 par value, at a purchase price of $15 per preferred share, subject to adjustment. The description and terms are set forth in a Rights Agreement dated as of October 31, 2000.

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

                                ----------------

                                                       THREE MONTHS               NINE MONTHS
                                                           ENDED                     ENDED
                                                       SEPTEMBER 30,              SEPTEMBER 30,
                                                   --------------------        --------------------

                                                    1999          2000          1999          2000
                                                   ------        ------        ------        ------
Revenues                                            100.0%        100.0%        100.0%        100.0%
Cost of revenues                                     60.3          47.3          57.5          51.0

Gross profit                                         39.7          52.7          42.5          49.0

Operating expenses
       Sales and marketing                          321.3         129.4         325.8         148.3
       Research and development                      38.1          21.2          46.3          24.6
       General and administrative                   110.5          24.4         120.9          37.8
       Stock-based compensation                     180.8         (10.5)        212.0          14.1
       Amortization of intangible assets               --         112.2            --          92.8
       Merger expenses                                 --            --            --          37.0

Total operating expenses                            650.7         276.7         705.0         354.6
Interest expense
Loss from operations                               (611.0)       (224.0)       (662.5)       (305.6)
Other income (expense), net                        (158.3)          5.0         (76.0)          6.7

Beneficial conversion feature of Series                --            --         (13.9)         --
  B convertible preferred stock

Net loss                                           (769.3%)      (219.0%)      (752.4%)      (298.9%)

QUARTER ENDED SEPTEMBER 30, 2000 COMPARED TO THE QUARTER ENDED SEPTEMBER 30,
1999

Revenues. Total revenues increased to $17,218,000 in the third quarter of 2000, compared to $3,663,000 in the third quarter of 1999, an increase of $13,555,000 or 370.1%. This increase was due primarily to an increase of $5,340,000 in sales of virtual tours and an increase of $3,758,000 in sales of iPIX keys, primarily to real estate and e-commerce customers. Additional revenue of $3,737,000 was a result of acquisitions in the second quarter of 2000, including $1,894,000 from the Rimfire technology.

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the capture, processing, hosting and distribution of virtual tours and the costs of the digital camera and related components included in an iPIX kit. In addition, cost of revenues include transaction fees paid to affiliates who display our virtual tours on their web sites and fees paid to resellers of our virtual tours. Cost of revenues increased to $8,140,000 in the third quarter of 2000, compared to $2,210,000 in the third quarter of 1999, an increase of $5,930,000. This increase is due primarily to the sale of a higher volume of virtual tours. Cost of revenues as a percentage of total revenues decreased from 60.3% in the third quarter of 1999 to 47.3% in the third quarter of 2000. This decrease is primarily related to productivity improvements in the virtual tours and a favorable product mix toward higher margin products.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales, business development and field operations personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses, trademark licensing and technology access and sponsorship fees paid to affiliates in order to facilitate availability of our tours on their web sites. Sales and marketing expenses increased to $22,279,000 in the third quarter of 2000, compared to $11,768,000 in the third quarter of 1999, an increase of $10,511,000, or 89.3%. This increase is due primarily to a significant increase in our sales force, increased costs relating to technology access and sponsorship fees and increased advertising and branding expenses. Sales and marketing expenses also increased due to the acquisitions in the second quarter of 2000.

Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to third party developers. Research and development expenses increased to $3,649,000 in the third quarter of 2000, compared to $1,394,000 in the third quarter of 1999, an increase of $2,255,000, or 161.8%. This increase was due primarily to increased staffing associated with expanding our research and development efforts to build and enhance our digital media infrastructure.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for professional services and general office and occupancy expenses. General and administrative expenses increased to $4,209,000 in the third quarter of 2000, compared to $4,048,000 in the third quarter of 1999, an increase of $161,000 or 4.0%. This increase was due primarily to costs associated with being a public company.

Stock-based Compensation. Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant and to the amortization of fair value of warrants issued to non-employees. The related compensation is amortized over the vesting period of the options. Expense related to the warrants is amortized over the term of the agreements to which they relate. Stock-based compensation expense decreased from $6,624,000 in the third quarter of 1999 to $(1,811,000) in the third quarter of 2000, a decrease of 8,435,000 or 127.3%. This decrease was primarily due to a decrease in the fair value of the underlying stock.


Amortization of Intangible Assets. Amortization of intangible assets was $19,330,000 in the third quarter of 2000. The amortization is a result of acquisitions during the second quarter of 2000.

Merger Expenses. Merger expenses consist of costs incurred as a result of the merger of Interactive Pictures and bamboo.com that occurred on January 19, 2000. There were no merger expenses in the third quarter of 2000.

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

Other Income (Expense). Other income (expense) consists primarily of interest earned on cash and investments. Other income (expense) increased to $875,000 in the third quarter of 2000, compared to $642,000 in the third quarter of 1999. This increase was primarily due to interest income earned on higher average cash balances.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999.

Revenues. Total revenues increased to $40,990,000 in the nine months ended September 30, 2000, compared to $7,205,000 in the nine months ended September 30, 1999, an increase of $33,785,000 or 468.9%. This increase was due primarily to an increase of $15,636,000 in sales of virtual tours and an increase of $8,162,000 in sales of iPIX keys, primarily to e-commerce and real estate customers. Additional revenue of $7,221,000 was a result of acquisitions in the second quarter of 2000, including $3,901,000 from the Rimfire technology.

Cost of Revenues. Cost of revenues increased to $20,924,000 in the first nine months of 2000, compared to $4,146,000 in the first nine months of 1999, an increase of $16,778,000. This increase was primarily due to the sale of a higher volume of virtual tours. Cost of revenues as a percentage of total revenues decreased from 57.5% in the first nine months of 1999 to 51.0% in the first nine months of 2000.

Sales and Marketing. Sales and marketing expenses increased to $60,778,000 in the nine months ended September 30, 2000, compared to $23,477,000 in the nine months ended September 30, 1999, an increase of $37,301,000, or 158.9%. This increase is due primarily to a significant increase in our sales force, increased costs relating to technology access and sponsorship fees and increased advertising and branding expenses. Sales and marketing expenses also increased due to the acquisitions in the second quarter of 2000.

Research and Development. Research and development expenses increased to $10,086,000 in the first nine months of 2000, compared to $3,337,000 in the first nine months of 1999, an increase of $6,749,000, or 202.2%. This increase was due primarily to increased staffing associated with expanding our research and development efforts to build and enhance our digital media infrastructure.

General and Administrative Expenses. General and administrative expenses increased to $15,502,000 in the nine months ended September 30, 2000, compared to $8,710,000 in the nine months ended September 30, 1999, an increase of $6,792,000 or 78.0%. This increase was due primarily to an increase in personnel and related expenses required to support our growth, professional services, expansion of our leased facilities and other costs associated with being a public company.

Stock-based Compensation. Stock-based compensation expense decreased from $15,273,000 in the first nine months of 1999 to $5,769,000 in the first nine months of 2000, a decrease of $9,504,000 or 62.2%.

Amortization of Intangible Assets. Amortization of intangible assets was $38,040,000 in the first nine months of 2000. The amortization is a result of the acquisitions during the second quarter of 2000.

Merger Expenses. Merger expenses consist of direct costs incurred as a result of the merger of Interactive Pictures and bamboo.com that occurred on January 19, 2000. Merger expenses in the first nine months of 2000 were $15,175,000 and consisted primarily of investment banking, legal, accounting, and printer's fees.

Interest Expense. Interest expense during the first nine months of 1999 primarily relates to the original discount on the Series C mandatorily redeemable preferred stock for which we recorded an expense of $6,606,000.

Other Income (Expense). Other income (expense) consists primarily of interest earned on cash and investments. Other income (expense) increased to $2,964,000 in the first nine months of 2000, compared to $1,169,000 in the first nine months of 1999. This increase was primarily due to interest income earned on higher average cash balances.

WARRANTS

On January 6, 2000, the Company issued warrants to purchase a total of 200,000 shares of common stock at an exercise price of $15.47. The warrants vest as follows: 100,000 six months after the incorporation of immoeuro B.V., 50,000 on September 30, 2000 and 50,000 on December 31, 2000. The fair value of warrants was calculated to be approximately $2,700,000, which is being recognized as expense over the two year term of the related agreement. The non-cash charge for these warrants totaled approximately $(1,036,000) for the three month period ended September 30, 2000, and $611,000 for the nine month period ended September 30, 2000.

On April 17, 2000, the Company granted a warrant to purchase 3,397 shares of common stock at an exercise price of $4.00. The warrant is fully vested and exercisable. The non-cash charge for the warrant totaled approximately $96,000, which is being recognized as expense over the 15 month term of the related agreement. The non-cash charge for the warrant totaled $0 for the three months ended September 30, 2000, and approximately $50,000 for the nine month period ended September 30, 2000.

On April 19, 2000, the Company issued a warrant to purchase 600,000 shares of common stock at an exercise price of $20.38. The warrant vests and becomes exercisable at a rate of 66,667 at the end of each of the following nine quarters. The fair value of the warrant was calculated to be approximately $9,700,000, which is being recognized as expense over the 3.5 year term of the related agreement. The non-cash charge for the warrant totaled approximately $(961,000) for the three months ended September 30, 2000, and $796,000 for the nine months ended September 30, 2000.

On May 26, 2000, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $12.06. The warrant vests as follows:
25,000 on June 30, 2000, 25,000 on September 30, 2000, 25,000 on December 31,
2000, 25,000 on March 31, 2001 and 100,000 on the date the warrant holder is a publicly traded company. The fair value of the warrant was calculated to be approximately $1,500,000, which is being recognized as expense over the 25 month term of the related agreement. The non-cash charge for the warrant totaled approximately $(8,000) for the three months ended September 30, 2000, and $384,000 for the nine months ended September 30, 2000.

On May 26, 2000, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $12.06. The warrant vests as follows:
50,000 on June 30, 2000, 50,000 on September 30, 2000, 50,000 on December 31,
2000, and 50,000 on March 31, 2001. The fair value of the warrant was calculated to be approximately $1.5 million, which is being recognized as expense over the 11 month term of the related agreement. The non-cash charge for the warrant totaled approximately $(26,000) for the three months ended September 30, 2000, and $680,000 for the nine months ended September 30, 2000.

As most of the shares subject to these warrants are unvested, the unvested shares will be revalued at each reporting date, and the revised fair value will be expensed upon the vesting of the remaining shares. As a result, the charge is subject to substantial increase or decrease based on future changes in the fair value of the underlying common stock.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations primarily through our registered public offerings, the private placements of capital stock and a convertible debenture. At September 30, 2000, we had $1,668,000 of cash and cash equivalents and $30,025,000 in securities available-for-sale.

Net cash used in operating activities was $31,004,000 for the nine months ended September 30, 1999 and $80,890,000 for the nine months ended September 30, 2000. Net cash used for operating activities in each of these periods is primarily a result of net losses and changes in net operating assets. Net loss included $15,273,000 and $5,769,000 for the nine month periods ended September 30, 1999 and 2000, respectively, for non-cash stock-based compensation expense. In addition, net loss included $41,210,000 in depreciation and amortization for the nine month period ended September 30, 2000.

Net cash provided by (used in) investing activities was $(68,160,000) for the nine months ended September 30, 1999 and $4,857,000 for the nine months ended September 30, 2000. Net cash provided by (used in) investing activities was related to the net purchases and maturities of short-term investments and the purchase of computer software, hardware and other equipment. In addition, cash was used in the second quarter of 2000 for acquisitions.

Net cash provided by financing activities was $127,934,000 for the nine months ended September 30, 1999 and $58,999,000 for the nine months ended September 30, 2000. The net cash provided by financing activities in 1999 was due primarily to the private and public sale of shares of our common and preferred stock and the issuance of convertible subordinated promissory notes of $1,800,000 that converted into preferred stock during the first quarter of 1999. The net cash provided by financing activities in 2000 was due primarily to the public sale of our common stock and exercise of stock options, offset by repayments of capital leases and notes payable, and retirement of debt assumed in an acquisition.

Although we have no material commitments for capital expenditures, we anticipate that the rate of capital expenditures and other expenses consistent with our operations, personnel and marketing activities will be a material use of our cash resources for the foreseeable future. We may also use our cash resources to acquire or license technology, products or business related to our current business.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures until the first quarter of 2001. We expect to experience operating losses and negative cash flow for the next four quarters and, as a result, we may be forced to rely on external financing to meet future capital requirements. We are in the process of securing additional funds to support our working capital requirements and may seek to raise these funds through public or private equity financing, bank debt financing or from other sources. Any of the equity securities may result in additional dilution to our stockholders. There can be no assurance that this capital will be available in amounts or on terms acceptable to us, if at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. We do not expect that the adoption of SFAS No. 133 will have a material effect on our financial statements.

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

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It became effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation have been recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material impact on the Company.


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

PART II -- OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

LITIGATION

On October 28, 1998, Minds-Eye-View, Inc. and Mr. Ford Oxaal filed a lawsuit against the Company in the United States District Court for the Northern District of New York. Minds-Eye alleged in its lawsuit that the Company breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The plaintiffs alleged that the Company's technology wrongfully incorporated trade secrets and other know-how gained from them in breach of various duties. The court removed this action to arbitration upon the Company's motion, and the Company cross-claimed alleging various affirmative claims, including trade secret theft. Minds-Eye and Mr. Oxaal filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. The Company is pursuing its affirmative claims against Oxaal, however, there has been no activity in the arbitration since August 2000, when a request was submitted to stay the arbitration pending resolution of the patent litigation. On May 20, 1999, Mr. Oxaal filed a lawsuit against the Company, Kodak, Nikon and Cendant in the same court alleging that the Company's technology infringes upon patent no. 5,903,782 held by him. Mr. Oxaal claims that this alleged infringement is deliberate and willful and is seeking treble damages against the Company in an unspecified amount plus interest, an accounting by us, costs and attorney's fees, in addition to a permanent injunction prohibiting the alleged infringement of his patent by the Company. The Company has asserted defenses to Mr. Oxaal's claims as the Company believes it did not infringe any valid claims of his patent and that Mr. Oxaal's patent is invalid. The Company believes that Mr. Oxaal's claims are without merit, and the Company intends to vigorously defend against his claims. However, if Mr. Oxaal were to prevail in this lawsuit, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, the Company believes could have a material adverse effect on its business, financial condition or results of operations.

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.       OTHER INFORMATION

None.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

                  a.     Exhibits

                          3.1               Amended and Restated Bylaws

                         10.1 Form of Amendment to Employment and Non Competition Agreement

                         10.2               Form of Separation Agreement


                         27.1               Financial Data Schedule (for SEC
                                            use only)

                  b.     None.

                          INTERNET PICTURES CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2000                   INTERNET PICTURES CORPORATION
                                            (Registrant)


                                            /s/ JOHN J. KALEC
                                            ---------------------------
                                            John J. Kalec
                                            Authorized Officer
                                            Chief Financial Officer and
                                            Chief Accounting Officer

                          INTERNET PICTURES CORPORATION

                         INDEX TO EXHIBITS FOR FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2000


      EXHIBIT NO.                   EXHIBIT DESCRIPTION
      -----------                   -------------------

          3.1                       Amended and Restated Bylaws

         10.1                       Form of Amendment to Employment and
                                    Non Competition Agreement

         10.2                       Form of Separation Agreement



         27.1                       Financial Data Schedule (for SEC use only)