Form 10-K
period 2000-12-31
INTERNET PICTURES CORP
filed 2001-04-02
CIK 1088022

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    --------------------------

Commission file number 00-26363

                          INTERNET PICTURES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                     52-2213841
- -----------------------------                      ----------------------
State or other jurisdiction                             (IRS Employer
incorporation or organization                        Identification No.)

               1009 Commerce Park Drive Oak Ridge, Tennessee 37830
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (865) 482-3000
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001 was $39,397,685 (based on the average bid and ask price of $0.609.

The number of shares outstanding of the registrant's common stock, $.001 par value, as of March 1, 2001 was 65,952,645.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Stockholders' Meeting to be held on or about May 17, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report on Form 10-K. Such Proxy Statement, except for the portions thereof which are specifically incorporated herein by reference, shall not be deemed "filed" for purposes of this report on Form 10-K.

                                     PART I

Item 1.  Business.

OVERVIEW

Internet Pictures Corporation, or iPIX, is a technology provider and the leader in the delivery of dynamic imaging. The Company's immersive imaging technologies and open imaging platform allow businesses to harness the power of imaging to increase revenues, improve operations and enhance the overall Internet user experience.

The Company's end-to-end solutions include full-service and self-service options for the capture, processing, hosting and distribution of immersive, still and motion pictures. More than 10,000 Web sites feature iPIX dynamic imaging, including 22 of the top 25 Media Metrix Web sites. In a typical 24-hour period, iPIX manages over 50 million image views, more than 700,000 image uploads and is responsible for over one million virtual tours being seen on the Internet.

Our solutions help businesses increase the relevance and enjoyment of users' Web site visits, resulting in increased traffic, repeat use and customer loyalty. This, in turn, provides our customers with increased commerce, enterprise profits and imaging revenue opportunities, without requiring significant investment in imaging infrastructure.

iPIX combines its people, technology, processes, and partnerships to deliver an extensive range of full and self-service dynamic imaging solutions worldwide. From capture, to automated online image preparation and delivery to the Web, iPIX delivers the necessary imaging solutions so customers can focus on their core competencies.

Our open imaging platform, Rimfire, allows business to business and business to consumer sites to quickly and easily capture, manage and distribute images and other forms of media directly from site viewers via live Web pages. With Rimfire, site end-users can easily publish still digital media to the Web with simple drag-and-drop image submission. The iPIX open imaging platform solves the most common problems associated with user-supplied media by simplifying the tasks and the process for the user and the Web site. For example, with Rimfire, eBay is able to allow their users to instantly add photos directly to their listings from the "Sell Your Item" form online. The photos are automatically sized, formatted and delivered to the eBay Web site to the standards pre-set by eBay.

Rimfire can accept multiple media items supplied from users such as text, audio, photos as well immersive images to deliver fresh and interactive content to web pages. By eliminating the challenge of content submission for users, and robust imaging infrastructure for Web sites, the Rimfire platform allows businesses to increase the use of imaging to leverage its power to drive e-commerce and enterprise profits.

iPIX has developed patented technology for the creation of 360-degree by 360-degree immersive images which we believe offer the most compelling visual content for the Internet. iPIX immersive images capture the world as we see it, providing a complete field of view -- from ground to sky, floor to ceiling, and horizon to horizon. iPIX also offers live and pre-recorded streaming immersive video that will capitalize on the increasing availability of broadband networks and off-line use of mobile devices and entertainment centers.

iPIX leverages their patented technologies and processes through relationships with vendors such as Cisco, Compaq, Exodus, Network Appliance, and Navisite to seamlessly distribute hundreds of terabytes of dynamic imaging to many of the Internet's most trafficked sites. eBay, Yahoo!, AOL, Homestore.com, Microsoft HomeAdvisor and Discovery.com are all customers of iPIX solutions. iPIX has established an industry leading performance record in delivering dynamic imaging with 99.98% reliability. In addition, iPIX ViewAlways technology enables users to view images on multiple platforms from personal computers to wireless, handheld devices.

iPIX also captures content in over 90 of the top 100 metropolitan areas across the United States and Canada utilizing Imaging Services Corporation, or ISC, a wholly-owned subsidiary of iPIX, managing an extensive network of trained photographers. The content captured by ISC is prepared for distribution at our high volume processing centers or through use of iPIX image processing software.

Our scaleable hosting and distribution infrastructure is designed to rapidly deploy digital media across the Internet. We can seamlessly distribute digital media to our expanding network of over 150 affiliate Web sites maintained by AOL, Cendant, Microsoft CarPoint, and REALTOR.com. We generate revenues when we deliver our end-to-end imaging solutions or when a customer uses our technology to create an iPIX immersive image. In addition, we generate revenues when we manage and distribute digital media created by our customers.

Our customers include Avis Rent-a-car, Carnival Cruise Line, Cendant, CNN, Discovery Channel Online, eBay, Excite@Home, Expedia.com, General Motors, GTE, Hyatt Hotels, Move.com, MTV, Polaroid, Saab, Starwood Hotels, The Walt Disney Company TicketMaster Online, Travelocity.com and Warner Brothers.


INDUSTRY BACKGROUND

Growth of E-Commerce

The Internet has become a critical component of every business strategy. It offers a highly efficient medium for providing information, conducting business transactions, and bringing together groups of people with an interest in a common subject or activity. Forrester Research estimates e-commerce revenues will grow from approximately $657 billion worldwide in 1999 to $6.8 trillion worldwide by 2004. There has also been substantial growth in the number and types of Web sites, which are estimated to grow from 2.2 billion in 1999 to 4.3 billion in 2000 according to International Data Corporation.

Value of Imaging

The effectiveness of the Internet as an informational and transactional medium depends on the quality of the content presented. We believe content can be greatly enhanced with the addition of user-supplied video, audio, and photos and that e-business sites benefit from increases in frequency and duration of visits when their offerings include the use of photos and other digital media. In commercial transactions on the Internet, imaging can result in increased sales, increased efficiency in the sales cycle, clearer selection among choices, and higher realized prices. Future Image estimates that the number of images whose posting on the Web is related to a commercial transaction is expected to exceed 1 billion in 2000 and approach 10 billion by 2003. We believe that e-commerce providers will increasingly seek cost effective solutions that provide high-resolution, compelling images to their customers.

According to a Jupiter Consumer Survey, better information and presentation of products would drive 37 percent of consumers to make more purchases online. Although images continue to have the largest impact on online users' experience, Jupiter Research reports that few sites deploy images effectively, let alone streaming media. In addition, a study conducted by Paine Webber found that the second biggest obstacle to buying over the Internet is the inability to clearly view products prior to purchase. The study states that "Robust imaging must be a part of every e-commerce site where image detail is essential to the buyer."

Growth of E-commerce Infrastructure and Services
Forrester Research estimates that U.S. spending on e-commerce infrastructure software will grow from $3.1 billion in 1999 to $14.5 billion in 2003. In a Jupiter Executive Survey, 50 percent of site executives reported that professional services firms provide more than 10 percent of their staff, and one respondent in seven respondents reported outsourcing 50 percent or more of Web development. According to Jupiter Communications, as Web ventures progress through the Cost of Scaling Curves zones, they should expect to increase the role that external professional services play in their organizations.

Gistics Research estimates the current potential market for digital asset management services to be about $2 billion, made up of the top 2000 media and entertainment sites spending approximately $250,000 per year, and 16,000 corporate enterprise sites spending approximately $100,000 per year. Chase Hambrecht & Quist has stated, "We believe there will be significant demand for infrastructure services for the complete end-to-end management of rich Internet Media."

THE iPIX SOLUTION

Internet Pictures Corporation is an imaging technology provider and the leader in the delivery of dynamic imaging. The Company's immersive imaging technologies and open imaging platform allow businesses to harness the power of imaging to increase revenues, improve operations and enhance the overall Internet user experience.

Our end-to-end solutions include full and self-service options for the capture, processing, hosting and distribution of immersive, still and motion pictures. Our solutions are based on patented technologies for the creation and deployment of interactive imaging including still photos, immersive images, streaming media, audio and other forms of digital media.

iPIX Immersive Imaging

Our patented technology creates iPIX immersive images by combining two 185 degree film or digital photographs taken with a fisheye lens into one 360 degree by 360 degree spherical image. Our technology automatically compensates for any minor error in camera placement and corrects the distortion inherent in these photographs. The resulting immersive image can be viewed in any direction, up-down, left-right, and horizon to horizon. The viewer can easily navigate the image by moving a cursor inside the image or using the iPIX navigation bar.

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

Current iPIX immersive imaging solutions and applications include:

         IPIX Immersive Images and Virtual Tours

         iPIX provides the leading immersive, 360-degree virtual tours for real estate, e-commerce, travel and hospitality, entertainment and new media sites. iPIX immersive images offer viewers the opportunity to navigate a scene on their own terms, looking in any direction, and zooming in and out as they choose. This interactive imaging experience increases buyer confidence and immerses the viewer in the photographed scene.

         IPIX Camera Solutions

         Partnering with the leading camera manufacturers including Nikon, iPIX offers complete camera solutions for the self-service capture of iPIX immersive images. Photographers, Web developers and designers may purchase complete camera solutions including a digital camera, 180 degree fisheye lens, iPIX software, camera rotator and tripod. Users may also purchase partial kits to use with their existing digital camera equipment.

         IPIX Immersive Imaging Software

         iPIX offers complete immersive imaging software to allow users the ability to create their own 360 degree by 360 degree immersive images. The software offers automatic de-warping of fisheye images and seamless generation of 360-degree by 360-degree immersive images from two 185-degree images. iPIX software creates an iPIX immersive image that has a small file size, typically between 25 and 160 kilobytes, and can be quickly delivered, even across low bandwidth systems.

         An iPIX Image Key is an encryption tool that enables the user to save a single iPIX immersive image captured using iPIX software. One iPIX Key enables the user to save one iPIX image, just as one film negative enables the creation of one film photograph. iPIX kit owners can purchase additional keys through our online store or through our toll-free order system. iPIX Keys are sold on a pay-per-use or unlimited use subscription basis.

         iPIX  Immersive Video

         One of the latest developments leveraging iPIX technology is our immersive, interactive video, iPIX Movies. iPIX Movies employ unique technology to capture all 180 degrees to 360-degrees of a scene, resulting in users being able to choose their own perspective in a streaming video environment. The number of simultaneous viewpoints is limitless, giving each individual online user a unique experience. iPIX Movies can be delivered in multiple formats including traditional and streaming video.

         With the increasing availability of broadband networks, we believe iPIX Movies will become a standard for streaming video content over the Internet. Multiple streams of iPIX Movies could be delivered to a home using a digital cable network, satellite or other broadband network. In addition to entertainment markets, iPIX Movies could be used in commercial applications such as the security, teleconferencing and surveillance industries. Our goal is to become the leader in the field of full-motion immersive video by aggressively pursuing and developing these commercial market applications.

iPIX Imaging Platform

iPIX has developed an open imaging platform, Rimfire, that allows business and consumer sites to quickly and easily capture, manage, and distribute media from site viewers to live Web pages. Rimfire is an end-to-end, fully automated imaging management solution that addresses the preparation, submission and management of digital media. With Rimfire, users can easily publish still photos and other digital media to the Web with simple drag-and-drop image submission. Through processes that are instantaneous and invisible to the user, Rimfire automatically sizes the images to the target Web site's specifications. At the same time, on behalf of the target Web site, Rimfire can handle all of the data and image management, storage and serving requirements associated with that image. We believe that availability of our open imaging platform will allow businesses to outsource their imaging tasks in much the same way that search and email functions are outsourced today.

The iPIX open imaging platform solves the most common problems associated with user-supplied digital media by automating the tasks and simplifying the process for the user and the Web site.

         Digital Media Preparation

         Rimfire allows Web sites to attract and retain users regardless of their technical skill. Rimfire's drag-and-drop technology allows users to quickly and easily submit their own media content to the Web without the need to prepare it with desktop software ahead of time. Challenging tasks such as formatting, sizing and cropping, are easily and automatically accomplished through Rimfire's integrated and intuitive tools. Instant previews of the media supplied prevent incorrect submissions.

         Digital Media Submission

         Rimfire accepts a wide and growing variety of file formats and converts the files to customer specifications automatically, with no user or site intervention. Rimfire's smartsizing feature allows the user to supply files of any size without worry about upload times for submission, or viewing times. Like file formats, Rimfire automatically prepares the media for transmission by optimizing its size to the requirements of the site. In addition, Rimfire supports the submission of multiple files and associated data to save time for the user and the site.

         Media Deployment

         Once media is received by Rimfire, it is processed to customer specifications again. This includes database management, further processing such as creating multiple files of varying sizes or quality, and distribution to the appropriate storage facility. Rimfire's "layered" architecture enables services such as the transformation of still images into PhotoMovies, interactive advertisements, slide shows, images watermarked with text or graphics, or new capabilities created by iPIX or our third party developers. Rimfire technology was designed to be scalable and fault tolerant to handle high volumes of user submissions and our clients' rapid pace of growth. Built on industry standard hardware and software platforms, Rimfire allows for rapid expansion of rich media acquisition, processing, transformation and delivery.

Our Rimfire imaging platform was designed to integrate easily with a variety of architectures, shortening our customers' time to market for their media enabled offerings. Rimfire integration can be accomplished quickly, using well-documented software tools.

iPIX generates direct and indirect revenue opportunities for Web sites by incorporating imaging into their e-commerce and community offerings. Rimfire's media processing capabilities include the mechanism to take different media items supplied from users such as text, audio, and images and transform them into one new rich media item. iPIX can then serve the media directly from iPIX servers or send the media to a remote database to be served directly from the Web site customer's services.

By offering an outsourced infrastructure solution, we offer our customers an alternative to building costly infrastructure, enabling them to utilize scarce technical resources in other mission critical capacities, to eliminate expensive media processing tasks, to decrease customer support expenses, and to optimize storage and bandwidth resources.

IMAGING SERVICES

         Custom Imaging Application Development -Professional Services iPIXs' Professional Services Group serves two primary functions; (i) assist customers with imaging platform integration and (ii) provide a broad range of engineering services to help customers with any of their media needs.

         The Professional Services Group provides media expertise and services for customers including imaging application design, engineering, quality assurance, documentation, network architecture and management, project management and customer research. The Professional Services Group researches, designs, develops, deploys and manages imaging Web sites for customers. The Professional Services Group also creates imaging enabled Web applications to enhance existing Web sites or creates new imaging-based services for Web sites. The Professional Services Group offers Rimfire customers significant time to market benefits and the valued skills of a team specializing in rich media on the Internet by using rapid development and deployment techniques. Imaging technologies developed by the Professional Services Group are built on the iPIX imaging platform using Rimfire API's and support Rimfire's open standards architecture. These new imaging technologies therefore become part of Rimfire's core functionality.

         Image Capture Services

         For our end-to-end solutions, we utilize a nationwide managed network of photographers enabling us to capture content in over 90 of the top 100 metropolitan areas across the United States and Canada. This network is available through Imaging Services Corporation, a wholly-owned subsidiary of iPIX. iPIX created ISC to capture 360-degree iPIX Virtual Tours and still photographs for channel partners including Homestore.com, Cendant, and Starwood, as well as for iPIX customers in the travel and hospitality, entertainment and other markets. ISC's image-capture business manages a network of over 800 photographers in North America. Once the content has been captured, customers who use our end-to-end solutions have their images prepared for distribution at our high volume processing centers.

THE iPIX STRATEGY

Establish iPIX as the Standard for Online Imaging Technology

We believe iPIX imaging solutions deliver the highest level of interactivity, reliability and quality imaging content available on the Internet. Our solutions result in more frequent and longer site visits, increased revenue and higher profits. Because iPIX offers end-to-end imaging solutions, we are able to deliver multi-dimensional and exponential value to online businesses. As a result, we believe we are poised to be the standard for online imaging technology. We will focus all business, sales and marketing strategies to support this position. We will continue research and development efforts to ensure that our technology remains at the forefront of innovation, yet open for easy integration with other technologies. We will concentrate on developing partnerships with leading network integrators and business consultancies to make iPIX imaging a standard component of every e-business solution and drive to have iPIX imaging solutions specified in all e-business and e-commerce solution bids. With these combined efforts, we believe the value proposition of iPIX imaging solutions will become well known and we will earn the reputation as the standard and extensible platform for all online imaging.

Build Indirect Sales & Marketing Channels

iPIX has adopted a strategy that will leverage relationships with business partners and major market leaders in order to increase market penetration and revenue while reducing operating expenses. This strategy will develop multiple sales and marketing channels for iPIX products and services including:

         Vertical Market Leaders

         iPIX has partnered with major customers such as eBay and Homestore.com to leverage their leading sales channels to penetrate the online residential real estate, travel and hospitality, auction and classified markets with iPIX products and services. Through these relationships, eBay and Homestore market and sell imaging products and services, powered by iPIX, along with their existing services directly to their customers. iPIX benefits from the brand equity and buying recommendation provided by the channel partner to increase sales and market penetration while maintaining the ability to focus on iPIX technology support and enhancements. We will continue to target and partner with additional vertical market leaders to serve as indirect channels for the promotion and sale of iPIX products and services.

         Partner with e-Business Consultancies and Integration Leaders

         The iPIX indirect channel strategy also includes the establishment of business relationships and alliances with the leading e-business consultancies for the purpose of building additional channels for the sales and marketing of iPIX products and services across multiple markets. This strategy involves integrating iPIX products and services to the standard e-business solutions and toolkits of the leading business consultancies and integration organizations such as IBM, CommerceOne and KPMG.

         The first of these relationships was established with IBM in December 2000. The IBM/iPIX relationship is aimed at leveraging the two companies' offerings to provide a comprehensive imaging infrastructure. By simplifying the integration of dynamic imaging into e-commerce platforms, joint IBM/iPIX product offerings will create even greater market adoption of both company's products and services. Through our relationship with IBM, iPIX will integrate IBM's hardware, software, Web hosting, and consulting services into our dynamic imaging product and service offerings. We also will develop joint strategies to promote and sell current and future dynamic imaging solutions to the companies' combined customer bases, as well as utilize each others' sales force and Web consultants in both the private and public sectors. Through relationships with business consultancies and integration leaders, iPIX will explore new opportunities to accelerate the creation and deployment of iPIX imaging solutions across next-generation technologies.

         Partner with Web Developers

         We will leverage the community of Web developers currently building and designing Web sites to drive the use and adoption of iPIX dynamic imaging. We will also generate revenue through the purchase of iPIX camera kits and iPIX Keys by Web developers and their customers. In March 2001, iPIX introduced the iPIX Developer Network program. This dedicated program was specifically designed to increase iPIX-to-developer and developer-to-developer interactivity and will provide Web developers a competitive advantage through availability of increased resources, technical support and special pricing for iPIX offerings.

         Partner Internationally

         We intend to capitalize on what we believe to be a significant opportunity for our visual content and digital media solutions in international markets. We have established a European subsidiary in London, England, and we plan to expand our content capture network in Europe and to offer our end-to-end solutions in these markets. In addition, we have established a subsidiary in Japan and China where we will form strategic alliances with local partners in our effort to service the growing wireless, real estate, travel and hospitality and entertainment markets in these regions. We intend to develop local sales and technical support capabilities in these regions. In addition, we have entered into reseller arrangements with strategic partners in Australia.

         Business Development and Strategic Direct Sales

         In addition to our indirect sales channels, iPIX employs a team of sales professionals focused on new business development opportunities and strategic direct sales across multiple markets including automotive, auctions and classifieds, commercial real estate, entertainment, government, insurance, law enforcement and travel and hospitality. These sales professionals sell our full suite of iPIX imaging solutions including immersive imaging, our open imaging platform and end-to-end imaging solutions.

Proliferation of iPIX Immersive Imaging Across The Internet

A primary goal of the iPIX business strategy is to increase the adoption and use of iPIX immersive imaging across the Internet and to secure iPIX as the premier technology and immersive imaging of choice. To drive the adoption and market share of iPIX immersive imaging, we will focus on ensuring that our technology is compatible with current and new Internet technologies. We will continue to provide professional training and customer support to make iPIX immersive imaging easy to use. We recently adopted a new pricing model making iPIX immersive imaging more affordable and accessible to all levels of users. In addition, we will maintain research and development efforts to develop new forms of iPIX immersive imaging, integrate partner technologies into our immersive solutions and make iPIX immersive content available to many through affordable content syndication.

New Initiatives

In the year 2001, iPIX intends to execute several new initiatives to support our overall business strategies. These new initiatives will include:

         Indirect Channel Support

         iPIX will institute sales and marketing programs to support our indirect channel partners. These programs will be designed to educate our partners on how to sell our solutions and provide them with the tools to do so. We will also work together with our partners to jointly develop tools and materials in support of the channel.

         iPIX is also committed to support indirect channels through technology development and enhancement to meet channel-specific business requirements, including partnering with complementary technologies.

         iPIX Licensing

         In an effort to make iPIX imaging easier to use, more affordable and accessible to a larger audience, we will adopt a new image key pricing model that allows users to purchase an annual, unlimited subscription for the creation of iPIX immersive images. In addition, we will begin licensing collections of syndicated iPIX immersive content to businesses that will benefit from its use on their Web sites. For example, a collection of iPIX immersive tours of major US cities may be licensed to travel portals.

         Third Party Solution Integration

         Leveraging our open imaging platform, we intend to enhance the iPIX solutions offering through the integration of third party solutions. These initiatives will be pursued based upon value to our customers and potential long-term revenue opportunity.

MARKETS

We have directed our sales efforts and channel strategies toward the industry leaders as service providers within the following markets.

                           CUSTOMERS/CHANNEL PARTNERS
                           --------------------------

Ecommerce
         Auctions & Classified............................................eBay
         Automotive.....................AutoVantage, General Motors, Microsoft
                                                               CarPoint, Saab, Toyota
         e-Retail...............................Ticketmaster Online-Citysearch
         Real Estate.............................................Homestore.com
         Travel and Hospitality.........Carnival Cruise Lines, Disney Vacation
                                           Club, Expedia, Hilton Hotels, Holiday Inn,
                                                   Hyatt Hotels, Marriott, Swissotel,
                                                         Starwood Hotels, Travelocity

Ebusiness.................................................IBM, CommerceOne, KPMG
Education and Entertainment.............ABC, Discovery.com, Dreamworks SKG, Duke
      University, E! Online, Fox, HGTV, IBM Worldbook, MGM, MTV, NBA, NBC, NFL,
      National Geographic, PBS, Paramount Parks, The Walt Disney Company, Warner
      Brothers
Government and Public Sector............................. IBM, CommerceOne, KPMG

E-COMMERCE

Automotive. Automobile companies use iPIX immersive images to create virtual showrooms and highlight differences between different models and their respective option packages. Consumers can experience a realistic perspective of both the interior and exterior of a car while receiving on-screen descriptions of particular features.

Auctions and Classifieds: As the primary mechanism for ecommerce, auction and classified sites and portals such as eBay rely heavily upon imaging to drive sales of new and used consumer items. Sellers require an easy to use method for uploading images to accompany their item listing and buyers can have confidence in items they can view and inspect online. Images result in more bids and higher final sale amounts. With Rimfire, auction and classified sites can offer photo services that make adding images to web sites easy, affordable and efficient.

e-Retail: Online retailers and other e-commerce sites utilize iPIX images to advertise their product and service offerings and accelerate electronic commerce. For example, when Ticketmaster launched the My Ticketmaster web site, they used iPIX images of stadium and concert venues to allow customers to view their seat location before purchasing a ticket online. Our e-retail customers either purchase iPIX kits to create their own iPIX images or utilize our end-to-end solutions to create iPIX images for them.

Real estate: Residential and commercial real estate companies and professionals use our solutions to provide online iPIX immersive images of properties including existing homes, new homes, rental apartments and office buildings and their surrounding areas. Our imaging solutions allow real estate companies and professionals offering real estate for sale or lease to use the Internet to provide more visual information about the property to prospective buyers. Our solutions enable real estate professionals to cost-effectively market properties to a wide audience, thereby providing a value-added service to both buyers and sellers.

Travel and Hospitality: Hotel chains, vacation resorts, cruise lines, golf courses, restaurants, theme parks, major tourist attractions and tourism bureaus use our digital media content solutions to enhance their online marketing. iPIX immersive images provide a prospective visitor the opportunity to take online tours of rooms, meeting and conference facilities and attractions. Our visual content and digital media solutions enable consumers to more effectively research, plan and reserve travel arrangements over the Internet. Further, online tours allow destination operators to feature premier packages as well as showcase specific destinations. We distribute our customer's digital media content to their own web sites and to selected travel destination affiliate web sites.

EDUCATION AND ENTERTAINMENT

Education and Entertainment. Education and entertainment industry leaders use iPIX images to enhance the appeal and functionality of their products and web sites. We have created iPIX online tours of movie sets to help promote the release of feature films and campus tours to recruit new students to college campuses. Our education and entertainment clients can choose between our full service solution and purchase iPIX kits and iPIX keys to create their own iPIX images.

SALES AND MARKETING

Our marketing efforts focus on supporting our sales force with marketing materials and sales tools that help generate and close new business for iPIX. Using this strategy, we intend to acquire new customers for our end-to-end solutions, increase purchases of iPIX kits and iPIX keys and develop new sales opportunities. We also intend to continue utilizing distributors and resellers to penetrate indirect markets. Our marketing efforts include traditional and Internet advertising as well as direct mailings, participation in trade shows, co-marketing with strategic partners and public relations campaigns.

Our various sales and marketing groups focus on direct and indirect sales partners. As of March 1, 2001, the direct sales team consisted of eight employees who operate out of our headquarters and our multiple national and international sales offices. We also have established a telesales team that targets potential business customers. Our telesales team also provides support for the direct sales teams and fields inquiries from our web site and toll-free customer service number. As of March 1, 2001, we had seven employees on our telesales team.

We maintain a customer relations department with 11 employees as of March 1, 2001. Our customer relations personnel answer inquiries regarding our offerings and respond to technical questions. Our service personnel also perform quality assurance checks on each component included in an iPIX kit prior to shipping and process customer service inquiries concerning order status, shipping information, returns and exchanges.

Our business development team, based in San Ramon, California, is focused on developing strategic relationships and opening sales channels with potential partners and customers in our targeted vertical markets. As of March 1, 2001, we had three employees on our business development team.

RESEARCH AND DEVELOPMENT

iPIX has made substantial investments in research and development. We continue to develop enhancements to our technology and pursue new offerings. Our technology development is focused on creating new products and services that compliment our existing customer base and back-end infrastructure - especially those that offer increased user interactivity across new growth markets. We have successfully created technologies compatible with the increasing availability of broadband networks and higher resolution cameras and are pursuing the next generation of these technologies.

COMPETITION

The market for visual content and other digital media solutions is new and rapidly evolving. As the demand for visual content solutions increases, we expect competition to intensify. We currently compete with other providers of immersive imaging technology including Be Here Corp. and MGI Software. We do not believe any of our competitors are dominant in this industry. We compete with these companies on the basis of ease of use, reliability, end user experience and price.

We also currently compete with imaging platforms and interactive imaging technology from Equilibrium, Kodak, and TrueSpectra. These companies offer only components of the iPIX comprehensive imaging solution and do not currently address how their technology successfully integrates with others to deliver an end-to-end solution (capture, process, host, distribute) to compete with iPIX.

Some of our competitors may have greater financial, marketing, distribution and technical resources than we have. Our success will be dependent on our ability to compete with these and any other competitors on the quality of our solutions, cost-effectiveness and how they can improve a customer's business.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trade secret and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Our patents are intended to protect and support current and future development of our technology. In the United States, we have ten issued patents and 11 patent applications pending. We also have recently been issued a patent in Japan and have 20 international patent applications pending. In addition, we license related patents and associated international filings from Motorola under the terms of a non-royalty bearing license agreement. Motorola has a limited right to license our patents, and Motorola's consent must be obtained before we can execute any grant of an exclusive license to our patents in excess of one year. We also license technology owned by Sarnoff Corporation.

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

EMPLOYEES

In October, 2000, we began a focused process of streamlining our organization to meet our new business model and revenue goals. As of March 1, 2001, iPIX employed 175 full-time employees in the United States, a total of 231 full-time equivalent employees in Canada, 20 full-time employees in the Europe, Middle East and Asia region and 16 full-time employees in Asia Pacific and Latin America. Imaging Services Corporation, a wholly owned subsidiary of iPIX, employs 102 full-time employees and 8 full-time equivalent independent contractors.

We believe our employee relations are good.

Item 2.  Properties.

We lease approximately 44,043 square feet of space in Oak Ridge, Tennessee for our corporate office and operations and 18,693 square feet in San Ramon, California for our co-headquarters. The Oak Ridge lease expires October 8, 2002. The San Ramon lease expires on October 31, 2003. We also occupy office space in Palo Alto, California, 10,365 square feet with a lease that expires on February 28, 2002 and an additional 3,831 square feet with a lease that expires on September 28, 2003.

We also lease office space in Toronto, Canada for our processing center. Our Toronto lease expires in April, 2008. We lease space in Japan, the United Kingdom, Chicago, Fort Lauderdale, Marshfield, Massachusetts, Naples, Florida, New York City, San Diego and San Jose for our field sales offices.

Item 3.  Legal Proceedings.

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

The court removed this action to arbitration upon our motion, and we cross-claimed alleging various affirmative claims, including trade secret theft. Minds-Eye and Mr. Oxaal filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. Although the lawsuit was dismissed, we intend to proceed with the arbitration in Knoxville, Tennessee.

On May 20, 1999, Mr. Oxaal filed a lawsuit against us, Kodak, Nikon and Cendant in the same court alleging that our technology infringes upon a patent claim for 360 degrees spherical visual technology held by him. Mr. Oxaal claims that this alleged infringement is deliberate and willful and is seeking treble damages against us in an unspecified amount plus interest, an accounting by us, costs and attorney's fees, in addition to a permanent injunction prohibiting the alleged infringement of his patent by us. We have asserted defenses to Mr. Oxaal's claims as we believe we did not infringe any valid claims of his patent. We believe that Mr. Oxaal's claims are without merit and we intend to vigorously defend against his claims. However, if Mr. Oxaal were to prevail in this lawsuit, our financial condition, results of operations and cash flows could be materially adversely affected.

Mr. Oxaal filed an additional complaint on December 5, 2000 in the United States District Court for the Northern District of New York, naming us as the sole defendant. The compliant states a single claim for relief, alleging infringement of U.S. Patent No. 6,157,385, which issued on December 5, 2000. This patent encompasses a method of seamlessly combining at least two images into a spherical image. We have been served with this complaint, but no other action has been taken.

We are not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission of Matters to Vote of Security Holders

No matters where submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 2000.

Item 4A.  Executive Officers of Registrant

The following sets forth information with respect to our executive officers as of March 15, 2001:

Directors and Officers

 NAME                                                      AGE    TITLE
- --------                                                   ---    -----
James M. Phillips .....................................     49    Chairman of the Board and Chief Executive Officer
Donald W. Strickland ..................................     51    President and Chief Operating Officer
John J. Kalec .........................................     50    Chief Financial Officer and Executive Vice President
Matthew S. Heiter .....................................     40    Executive Vice President, General Counsel and Secretary
Steven Hicks ..........................................     51    Chief Knowledge Officer and Executive Vice President


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

DONALD W. STRICKLAND has been the president and chief operating officer of iPIX since October 2000. Mr. Strickland joined iPIX in April 2000 and served as executive vice president until his appointment as president and chief operating officer. Prior to joining us, Mr. Strickland was president and chief executive officer of PictureWorks Technology, Inc. from March 1996 until March 2000. From June 1993 until March 1996, Mr. Strickland held the position of vice president, Imaging and Publishing at Apple Computer. Prior to joining Apple in June 1993, Mr. Strickland spent twenty years at Eastman Kodak Company where he held a succession of positions in engineering, sales, marketing and executive management. Mr. Strickland holds several degrees including a bachelor's degree in physics from Virginia Tech, a master's degree in physics from the University of Notre Dame, a master's degree in optics from the University of Rochester, a master's degree in management from the Stanford Sloan School of Management and a law degree from George Washington University.

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


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

Our common stock is traded on the Nasdaq National Market (symbol: IPIX). Prior to August 26, 1999, there was no public market for our common stock. As of March 1, 2001, there were 376 stockholders of record.

The following table reflects the range of the high and low bid information for our common stock for the periods indicated.

FISCAL 2000                                                  High                  Low
                                                             ----                -------
Fourth Quarter                                                5.625                0.969
Third Quarter                                                17.125                5.125
Second Quarter                                               28.875                9.375
First Quarter                                                45.000               16.500
FISCAL 1999
Fourth Quarter                                               19.500               13.438
Third Quarter (August 26 - September 30, 1999)               25.375               17.250


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

Item 6.  Selected Financial Data.

Selected Historical Financial Information

The statement of operations data presented below for the years ended December 31, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1999 and 2000 have been derived from our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, that are included elsewhere in this report. The report of PricewaterhouseCoopers LLP which also appears herein contains an explanatory paragraph relating to the Company's ability to continue as a going concern as described in Note 1 to such financial statements. The statement of operations data for the years ended December 31, 1996 and 1997 and the balance sheet data as of December 31, 1996, 1997 and 1998 are derived from audited consolidated financial statements that are not included in this report. These results are not necessarily indicative of results to be expected for any future period. You should read the data presented below together with our consolidated financial statements and related notes to those statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

STATEMENT OF OPERATIONS DATA

                                                                  Fiscal Years Ended December 31,
In thousands, except per share data                      1996         1997         1998            1999             2000
                                                         ----         ----         ----            ----             ----
Revenues
   Products                                              $1,337       $2,174     $  2,789         $ 12,523         $  48,943
   Services                                                 208          318          329               --             4,730
                                                         ------       ------     --------         --------         ---------
                                                          1,545        2,492        3,118           12,523            53,673
Cost of revenues
   Products                                                 543          461        1,274            7,262            25,442
   Services                                                 108          316          241               --             2,464
                                                         ------      -------     --------         --------         ---------
                                                            651          777        1,515            7,262            27,906
                                                         ------      -------     --------         --------         ---------
Gross profit                                                894        1,715        1,603            5,261            25,767
                                                         ------      -------     --------         --------         ---------
Operating expenses:
     Sales and marketing                                    912        2,839        8,783           37,785            80,026
     Research and development                               413        1,213        2,885            5,359            13,202
     General and administrative                             983        2,720        3,939           13,906            22,306
     Amortization of product development and
       patent costs                                          71          858           --               --                --

      Stock-based compensation expense                    --              --            1,162           20,675             5,127
      Impairment and amortization of intangible
         assets                                           --              --               --               --           234,024
      Merger expenses                                     --              --               --               --            15,175
      Restructuring charges                               --              --               --               --             4,161
                                                     -------         -------         --------         --------         ---------
           Total operating expenses                    2,379           7,630           16,769           77,725           374,021
                                                     -------         -------         --------         --------         ---------
Loss from operations                                  (1,485)         (5,915)         (15,166)         (72,464)         (348,254)
Interest expense                                          --             (42)            (202)          (6,684)             (436)
Other income (expense), net                              201             236              303            2,545             2,095
                                                     -------         -------         --------         --------         ---------
      Net loss                                        (1,284)         (5,721)         (15,065)         (76,603)         (346,595)
Dividend relative to beneficial conversion
feature of Series B convertible preferred stock           --              --               --            1,000                --
                                                     -------         -------         --------         --------         ---------
Net loss attributable to common stockholders         $(1,284)        $(5,721)        $(15,065)        $(77,603)        $(346,595)
                                                     =======         =======         ========         ========         =========
Net loss per common share - basic and diluted        $ (0.16)        $ (0.50)        $  (1.22)        $  (3.01)        $   (6.16)
                                                     ========        ========        ========         ========         =========
Weighted average common shares - basic and
     diluted                                           7,970          11,425           12,334           25,757            56,307
                                                     =======         =======         ========         ========         =========

                                                                            As of December 31,
                                                        1996        1997         1998            1999              2000
                                                        ----        ----         ----            ----              ----
Balance Sheet Data

Cash, cash equivalents and securities available
for sale                                                $5,238      $2,830       $1,494         $ 73,366         $  11,035
Working capital (deficit)                                4,981        (157)        (371)          58,617             1,174
Total Assets                                             6,930       4,599        4,769           95,803            60,614
Long-term liabilities                                       --          29           21              387               957
Total stockholders' equity                               6,216         510        1,310           81,041            28,213


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

RECENT DEVELOPMENTS

On January 16, 2001, we announced that a subsidiary of Homestore.com has purchased certain assets from us pursuant to the terms of an acquisition agreement dated January 12, 2001. Under the terms of the acquisition agreement, the subsidiary of Homestore.com purchased certain computers, furniture, fixtures and equipment, and certain sales contracts with residential real estate brokers and agents. We used these assets in our operations involving providing virtual tours of residential real estate properties. As part of the acquisition, Homestore.com's subsidiary hired certain sales force and customer service personnel. The purchase price for these assets was $12 million in cash, of which $155,000 was paid directly to a lessor for certain capital lease obligations, $7,454,000 was deposited into control accounts for deferred revenue obligations and the remainder paid to the company. We also granted Homestore.com's subsidiary an exclusive domestic license of certain of iPIX's virtual tour technology for the residential real estate market.

STATEMENT OF OPERATIONS DATA


                                                              -------------------------------------------
                                                                     Fiscal Years Ended December 31,
                                                              -------------------------------------------
In thousands, except per share data                             1998              1999               2000
                                                                ----              ----               ----
Revenues
   Products                                                   $  2,789         $ 12,523         $  48,943
   Services                                                        329               --             4,730
                                                              --------         --------         ---------
                                                                 3,118           12,523            53,673
Cost of revenues
   Products                                                      1,274            7,262            25,442
   Services                                                        241               --             2,464
                                                              --------         --------         ---------
                                                                 1,515            7,262            27,906
                                                              --------         --------         ---------
Gross profit                                                     1,603            5,261            25,767
                                                              --------         --------         ---------
Operating expenses:
   Sales and marketing                                           8,783           37,785            80,026
   Research and development                                      2,885            5,359            13,202
   General and administrative                                    3,939           13,906            22,306
   Stock-based compensation expense                              1,162           20,675             5,127
   Impairment and amortization of intangible assets                 --               --           234,024
   Merger expenses                                                  --               --            15,175
   Restructuring charges                                            --               --             4,161
                                                              --------         --------         ---------
           Total operating expenses                             16,769           77,725           374,021
                                                              --------         --------         ---------
Loss from operations                                           (15,166)         (72,464)         (348,254)
Interest expense                                                  (202)          (6,684)             (436)
Other income (expense), net                                        303            2,545             2,095
                                                              --------         --------         ---------
Net loss                                                       (15,065)         (76,603)         (346,595)
Dividend relative to beneficial conversion feature
   of Series B convertible preferred stock                          --            1,000                --
                                                              --------         --------         ---------
Net loss attributable to common stockholders                  $(15,065)        $(77,603)        $(346,595)
                                                              ========         ========         =========
Net loss per common share - basic and diluted                 $  (1.22)        $  (3.01)        $   (6.16)
                                                              ========         ========         =========
Weighted average common shares - basic and
   diluted                                                      12,334           25,757            56,307
                                                              ========         ========         =========

STATEMENT OF OPERATIONS DATA
                                                                ---------------------------------------
                                                                    Fiscal Years Ended December 31,
                                                                ---------------------------------------
In thousands, except per share data                              1998            1999             2000
                                                                 ----            ----             ----
Revenues
   Products                                                      89.4%           100.0%            91.2%
   Services                                                      10.6               --              8.8
                                                               ------           ------           ------
                                                                100.0            100.0            100.0
Cost of Revenues
   Products                                                      40.9             58.0             47.4
   Services                                                       7.7               --              4.6
                                                               ------           ------           ------
                                                                 48.6             58.0             52.0
                                                               ------           ------           ------
Gross Profit                                                     51.4             42.0             48.0
                                                               ------           ------           ------
Operating Expenses:
     Sales and marketing                                        281.7            301.7            149.1
     Research and development                                    92.5             42.8             24.6
     General and administrative                                 126.3            111.0             41.6
     Stock-based compensation expense                            37.3            165.1              9.6
     Impairment and amortization of intangible assets              --               --            436.0
     Merger expenses                                               --               --             28.3
     Restructuring charges                                         --               --              7.7
                                                               ------           ------           ------
           Total operating expenses                             537.8            620.6            696.9
                                                               ------           ------           ------
Loss from operations                                           (486.4)          (578.6)          (648.9)
Interest expense                                                 (6.5)           (53.4)            (0.8)
Other income (expense), net                                       9.7             20.3              3.9
                                                               ------           ------           ------
Net loss                                                       (483.2)          (611.7)          (645.8)
Beneficial conversion of Series B convertible
   preferred stock                                                 --             (8.0)              --
                                                               ------           ------           ------
Net loss attributable to common stockholders                   (483.2)%         (619.7)%         (645.8)%
                                                               ======           ======           ======

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenues. Total revenues increased to $53,673,000 in 2000, compared to $12,523,000 in 1999, an increase of $41,150,000. Product revenues increased to $48,943,000 in 2000, compared to $12,523,000 in 1999, an increase of
$36,420,000. This increase was due primarily to an increase of $20,104,000 in sales of virtual tours and an increase of $3,883,000 in sales of iPIX kits and iPIX keys, primarily to e-commerce and real estate customers. Services revenues from our professional services and Rimfire technology were $4,730,000 in 2000. We did not have services revenues in 1999.

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the capture, processing, hosting and distribution of virtual tours and the costs of the digital camera and related components included in an iPIX kit. In addition, cost of revenues include transaction fees paid to affiliates who display our virtual tours on their web sites and fees paid to distributors of our virtual tours. Cost of product revenues increased to $25,442,000 in 2000, compared to $7,262,000 in 1999, an increase of $18,180,000. This increase was due primarily to the sale of a higher volume of virtual tours. Cost of product revenues as a percentage of product revenues decreased from 58.0% in 1999 to 52.0% in 2000. This decrease was primarily related to productivity improvements in the virtual tours and a favorable product mix toward higher margin products. Cost of service revenues were $2,464,000 in 2000. We did not incur any cost of services revenues in 1999.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales, business development and field operations personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses, trademark licensing and technology access and sponsorship fees paid to affiliates in order to facilitate availability of our tours on their web sites. Sales and marketing expenses increased to $80,026,000 in 2000, compared to $37,785,000 in 1999, an increase of $42,241,000, or 111.8%. This increase was due primarily to a significant increase in our sales force, increased costs relating to technology access and sponsorship fees and increased advertising and branding expenses. Sales and marketing expenses also increased due to the acquisitions in the second quarter of 2000.

Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to third party developers. Research and development expenses increased to $13,202,000 in 2000, compared to $5,359,000 in 1999, an increase of $7,843,000, or 146.4%. This increase was due primarily to increased staffing associated with expanding our research and development efforts to build and enhance our digital media infrastructure.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for professional services and general office and occupancy expenses. General and administrative expenses increased to $22,306,000 in 2000, compared to $13,906,000 in 1999, an increase of $8,400,000, or 60.4%. This increase was due primarily to an increase in personnel and related expenses required to support our growth, professional services, expansion of our leased facilities and other costs associated with being a public company.

Stock-based Compensation Expense. Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant and to the amortization of fair value of warrants issued to non-employees. The related compensation is amortized over the vesting period of the options. Expense related to the warrants is amortized over the term of the agreements to which they relate. Stock-based compensation expense decreased to $5,127,000 in 2000, compared to $20,675,000 in 1999. This change is due to a decrease in expense related to stock options issued in previous years offset by an increase in expense related to warrants issued during 2000.

Impairment and Amortization of Intangible Assets. Amortization of intangible assets was $57,193,000 in 2000. The amortization was a result of acquisitions during the second quarter of 2000. During the fourth quarter of 2000, we recorded an impairment of goodwill of $176,831,000. Certain events occurred during the fourth quarter including the decline of our stock price and market capitalization that led us to reevaluate expected future cash flows from acquired businesses which indicated a need to record the impairment charge.

Merger Expenses. Merger expenses consist of costs incurred as a result of the merger of Interactive Pictures and bamboo.com that occurred on January 19, 2000.

Restructuring Charges. During the fourth quarter of 2000, we recorded a restructuring charge of $4,161,000 primarily associated with a reduction of our workforce, the consolidation of certain offices and a write-off of abandoned computer equipment.

Interest Expense. In June 1999, we entered into an agreement to sell 1,100 shares of our Series C mandatorily redeemable preferred stock and 1,251,830 shares of our common stock for total gross proceeds of $11,000,000. The $11,000,000 of proceeds was allocated $4,394,000 to the Series C mandatorily redeemable preferred stock and $6,606,000 to the common stock, based on their relative fair values. The shares of the Series C mandatorily redeemable preferred stock were redeemed in accordance with their original terms after completion of our initial public offering by payment of their face value of $11,000,000. Consequently we recorded interest expense of $6,606,000, which represented primarily the original discount on the Series C mandatorily redeemable preferred stock. The Company also incurred interest expense of $166,000 in 2000 related to of debt incurred from an acquisition.

Other Income (Expense). Other income (expense) consists primarily of interest earned on cash and investments. Other income (expense) decreased from $2,545,000 in 1999 to $2,095,000 in 2000. This decrease was due primarily to relatively higher average cash and investment balances in 1999 reflecting the receipt of proceeds from our equity offerings. The decrease was also due to the write-off of investments during 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations primarily through our registered public offerings, the private placements of capital stock and a convertible debenture. At December 31, 2000, we had $5,322,000 of cash and cash equivalents compared to $18,627,000 at December 31, 1999.

Net cash used in operating activities was $13,093,000 in the year ended December 31, 1998, $46,786,000 in the year ended December 31, 1999, and $99,894,000 in the year ended December 31, 2000. Net cash used for operating activities in each of these periods is primarily a result of net losses and changes in net operating assets. In addition, net loss included $234,024,000 for the impairment and amortization of goodwill in 2000.

Net cash provided by/(used in) investment activities was $35,000 in the year ended December 31, 1998, $(63,096,000) in the year ended December 31, 1999 and $26,568,000 in the year ended December 31, 2000. Net cash provided by/(used in) investing activities was related to the net purchases and maturities of short-term investments and the purchase of computer software, hardware and other equipment. In addition, cash was used in the second quarter of 2000 for acquisitions.

Net cash provided by financing activities was $12,741,000 in the year ended December 31, 1998, $127,009,000 in the year ended December 31, 1999 and $61,655,000 in the year ended December 31, 2000. The net cash provided by financing activities in 1998 was due primarily to the private sale of shares of our preferred stock. The net cash provided by financing activities in 1999 was due primarily to the private and public sale of shares of our common and preferred stock and the issuance of convertible subordinated promissory notes of $1,800,000 that converted into preferred stock during the first quarter of 1999. The net cash provided by financing activities in 2000 was due primarily to the public sale of our common stock and exercise of stock options, offset by repayments of capital leases and notes payable, and retirement of debt assumed in an acquisition.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures until April 30, 2001. We are in the process of securing additional funds to support our working capital requirements and may seek to raise these funds through public or private equity financing, bank debt financing or from other sources. Any of the equity securities may result in additional dilution to our stockholders. There can be no assurance that our capital requirements will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise the needed funds, we may be forced to sell assets or discontinue operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities. "SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. We do not expect that the adoption of SFAS No. 133 will have a material effect on our financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

None.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements of the Company, together with the report thereon of PricewaterhouseCoopers, LLP, independent auditors, are set forth on the pages indicated in item 14(a) below of this Annual Report on Form 10-K.

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different form any future results, performance, or achievements expressed or implied by such forward-looking statements.

RISK FACTORS

Risk Factors Relating To Our Business, Finances and Operations:



DUE TO OUR LIMITED CASH RESOURCES, WE WILL BE FORCED TO CEASE OPERATIONS UNLESS WE ARE SUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL OR IN PURSUING STRATEGIC ALTERNATIVES

We anticipate that our current cash, cash equivalents and cash generated from operations will only be sufficient to meet our anticipated cash needs to approximately April 30, 2001, although there can be no assurance in this regard. Accordingly, we will require an additional, substantial capital infusion to continue our operations. There can be no assurance that any additional capital will be available to us. If we are unsuccessful in completing a financing transaction, we may be required to cease operations, and our common stock will have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a financing transaction, our common stock may nonetheless have no value.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND OUR EXPENSES CONTINUE TO INCREASE; THUS WE MAY NEVER BECOME PROFITABLE

We have incurred substantial net losses and experienced negative cash flow, and we expect our operating losses and negative cash flow to continue. Although our revenues have increased over the past years, we may not be able to sustain future revenue growth. In addition, our expenses continue to increase as we expand our sales and marketing efforts, increase the number of employees and invest in an expansion of services and product development. Further, as of December 31, 2000, we had an accumulated deficit of $450 million. Accordingly, we cannot offer any assurances that revenues will ever exceed expenses or that we will become profitable.

Our current cash, cash equivalents and cash generated from operations will only be sufficient to meet our anticipated cash needs to approximately April 30, 2001, although there can be no assurance in this regard. Accordingly, we will require an additional, substantial capital infusion to continue our operations. We do not believe that additional capital will be available to us. In addition, we have engaged a financial advisor to explore strategic alternatives for us, which may include a merger, asset sale, or another comparable transaction, or a financial restructuring. If we are unsuccessful in completing a strategic transaction, we will be required to cease operations, and our common stock will have no value. In addition, potential investors in our securities should consider the risk that, even if we are successful in completing a strategic transaction, our common stock may nonetheless have no value.

OUR QUARTERLY RESULTS MAY FLUCTUATE, WHICH COULD CAUSE THE PRICE OF OUR COMMON STOCK TO DROP

We believe that our quarterly operating results could vary significantly in the future and that quarter-to-quarter comparisons should not be relied upon as indications of future performance. In some future quarterly periods the operating results may fall below the expectations of securities analysts and investors, which could significantly harm or depress the trading price of our common stock. Among the factors which could significantly affect our future performance are:

         - the uncertainty of market acceptance of our products or services;

         - the introduction of new or enhanced products and services, or changes in pricing policies by us or our competitors;

         - cyclical economic swings in the real estate market that are caused by various factors, including changes in interest rates, changes in economic conditions and seasonal changes in geographic regions;

         - the rate at which we can recruit, train and integrate employees;

         - our ability to manage multiple relationships among various customers and strategic partners;

         - our ability to expand sales, marketing and customer service operations;

         - our ability to maintain our research and development activities; and

         - economic conditions specific to the Internet or all or a portion of the technology sector.

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ NATIONAL MARKET

We received a notice from the Nasdaq National Market on March 19, 2001 that our common stock has been trading at below $1.00 per share for more than thirty consecutive days. As such, we are in danger of being delisted by the Nasdaq National Market. If a delisting were to occur, our common stock would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, may be adversely impacted as a result.

OUR FUTURE SUCCESS IS DEPENDENT UPON KEY DISTRIBUTION AFFILIATES

The ability to broadly distribute digital media content over the Internet is vital to our business. Through agreements between our affiliates and third parties, our online tours may also be viewed on AOL, Excite@Home Network, GO Network/Infoseek, Homestore.com, MSN and Yahoo! We must continue to have access to these sites and maintain existing relationships in order to maintain a competitive advantage for our business. If we lose any of our distribution affiliates or if any of our distribution affiliates loses its relationship with any major Internet portal, it could have a material adverse effect on our business.

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

         - the availability, quality and price of competing products and services;

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

         - price our products and services at appropriate and competitive levels; and

         - provide strong marketing support to promote our products and services.

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

IF OUR VISUAL CONTENT SOLUTIONS AND IMMERSIVE IMAGES FOR E-COMMERCE DO NOT ACHIEVE WIDESPREAD MARKET ACCEPTANCE, OUR BUSINESS WILL NOT GROW

Our success will depend in large part on widespread market acceptance of immersive imaging for e-commerce. If the online market for these products develops more slowly than expected, or if our visual content solutions do not achieve widespread market acceptance, our business will grow more slowly than expected.

Our future growth, if any, will depend on the following critical factors:

         - the growth of the Internet as a tool used in the process of buying and selling products marketed with the help of immersive imaging, including residential real estate;

         - our ability to successfully and cost-effectively market our visual content products and services to a sufficiently large number of web sites, including e-commerce web sites and new media sites; and

         - our ability to consistently deliver high quality products and fast and convenient service at competitive prices.

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

Our amended and restated certificate of incorporation and amended and restated bylaws and applicable provisions of Delaware law contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. In addition, in October of 2000, our board of directors approved a shareholder rights plan that has the effect of making an acquisition of us prohibitively expensive unless our board of directors approves of the acquisition. The provisions of our certificate and bylaws and the Delaware General Corporation Law may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock or delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively effect our stock price.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information called for by this item with respect to the directors of iPIX is incorporated herein by reference to iPIX's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 17, 2001, to be filed with the SEC pursuant to Regulations 14A under the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation

The information called for by this item is incorporated herein by reference to iPIX's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 17, 2001, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item is incorporated herein by reference to iPIX's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 17, 2001, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13.  Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to iPIX's Proxy Statement for its Annual Meeting of Stockholder to be held on or about May 17, 2001, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on form 8-K.

(a)      The following documents are filed as part of this Annual Report on Form
         10-K:

                                                                                                           PAGE
                                                                                                           ----
Internet Pictures Corporation Supplemental Pooled Consolidated Financial Statements

     Consolidated Balance Sheets at December 31, 1999 and 2000............................................. F-2

     Consolidated Statements of Operations for the years ended December 31, 1998,
     1999 and 2000......................................................................................... F-3

     Consolidated Statements of Stockholders' Equity for the period from
     January 1, 1998 to December 31, 2000...................................................................F-4

     Consolidated Statements of Cash Flows for the years ended December 31, 1998,
       1999 and 2000........................................................................................F-7

     Notes to Consolidated Financial Statements.............................................................F-8

All other schedules have been omitted because of the absence of conditions under which they are required or because the required information is given in the above-listed financial statements or notes thereto.

(b)      Reports on Form 8-K.

                  1. Current Report on Form 8-K filed for an event dated October 26, 2000, announcing the adoption of a Rights Agreement.

(c)      Exhibits.

         The following exhibits are filed herewith or incorporated by reference:

EXHIBIT NUMBER    DESCRIPTION
- --------------    -----------
         3.1      Form of Amended and Restated Certificate of Incorporation of
                  the Registrant (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999 (File No.
                  333-80639)).

         3.1(a)   Form of Amendment to the Amended and Restated Certificate of
                  Incorporation of the Registrant (incorporated by reference to Form S-1 as filed with the Commission on March 17, 2000).

         3.2      Form of Amended and Restated Bylaws of the Registrant
                  (incorporated herein by reference to Form 10-Q as filed with the Commission on November 14, 2000).

         3.3      Certificate of Designations of Series A Junior Participating
                  Preferred Stock (incorporated herein by reference to Form 8-A, as filed with the Commission on November 2, 2000).

         4.1 Form of certificate representing the common stock, $.001 par value per share of Internet Pictures Corporation (incorporated by reference to Form 10-K filed with the Commission on March
                  30, 2000).

         4.2      Rights Agreement dated October 31, 2000 between Internet
                  Pictures Corporation and EquiServe (incorporated herein by reference to Form 8-A as filed with the Commission on November
                  2, 2000).

         4.3      Amended and Restated Registration Rights Agreement dated
                  December 23, 1996, between Interactive Pictures Corporation,
                  Motorola, Inc. and Discovery Communications, Inc.
                  (incorporated herein by reference to Form S-1 as declared effective on August 4, 1999 (File No. 333-78983)).

         4.4      Form of Rights Agreement dated March 31, 2000 between Internet
                  Pictures Corporation and the stockholders of PictureWorks
                  Technology, Inc. (incorporated herein by reference to Form 8-K as filed with the Commission on March 6, 2000).

         10.1*    Executive Employment Agreement dated January 24, 1997, between
                  Interactive Pictures Corporation and James M. Phillips, as amended (incorporated herein by reference to Form S-1 as declared effective on August 4, 1999 (File No. 333-78983)) as further amended by amendment number 3 on February 22, 2001
                  (incorporated herein by reference to Form 10-K filed with the Commission on March 30, 2000).

         10.2*    Separation Agreement dated September 14, 2000, between
                  Internet Pictures Corporation and Jeffrey D. Peters
                  (incorporated herein by reference to Form 10-Q as filed with the Commission on November 14, 2000).

         10.3*    Employment Agreement dated August 24, 2000, between Internet
                  Pictures Corporation and John J. Kalec

         10.4*    Employment Agreement dated May 31, 2000, between Internet
                  Pictures Corporation and Matthew S. Heiter.

         10.5*    Employment Agreement dated March 7, 1996, between Picture
                  Works, Inc. and Donald W. Stickland.

         10.6*    Employment Agreement dated January 7, 2000, between Internet
                  Pictures Corporation and Steven Hicks.

         10.7     Amended and Restated 1997 Equity Compensation Plan
                  (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139))

         10.8     Amended and Restated 1998 Employee, Director and Consultant
                  Stock Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139))

         10.9 1999 Employee Stock Purchase Plan(incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139))

         10.10 2000 Equity Incentive Plan (incorporated herein by reference to Form S-8 as declared effective on June 27, 2000 (File No.
                  333-40160).

         10.11    PictureWorks Technology, Inc. 1994 Stock Option Plan
                  (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

         10.12    PictureWorks Technology, Inc. 1996 Stock Option Plan
                  (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

         10.13    PictureWorks Technology, Inc. 1997 Stock Option Plan
                  (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

         10.14 Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999 (File No.333-80639)).

         10.15    Acquisition Agreement dated January 12, 2001 between Internet
                  Pictures Corporation and Homestore Virtual Tours, Inc.
                  (incorporated herein by reference to Form 8-K filed on January
                  29, 2001).

         10.16**  License Agreement dated January 12, 2001 between Internet
                  Pictures Corporation and Homestore Virtual Tours, Inc.

         10.17    License Agreement dated January 17, 1997, between Interactive
                  Pictures Corporation and Discovery Communications, Inc.
                  (incorporated herein by reference to Form S-1 as declared effective on August 4, 1999 (File No. 333-78983)).

         10.18    Patent License Agreement dated January 17, 1997, between
                  Interactive Pictures Corporation and Motorola, Inc.
                  (incorporated herein by reference to Form S-1 as declared effective on August 4, 1999 (File No. 333-78983)).

         10.19 Agreement and Plan of Merger dated as of October 25, 1999 among Interactive Pictures Corporation, bamboo.com, Inc. and
                  Mergersub (incorporated by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139)).

         10.20    Agreement and Plan of Merger dated as of March 6, 2000 among
                  Internet Pictures Corporation, PictureWorks Technology, Inc.
                  and PurpleSub, Inc. (incorporated by reference to report on Form 8-K filed on March 14, 2000)

         21.1     Subsidiaries of the Registrant.

         23.1     Consent of PricewaterhouseCoopers LLP

         24.1     Power of Attorney (included on page 28)

- -------------     ------------------------------
                  *  Executive Compensation Plan or Agreement
                  ** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

 (d)     Financial Statement Schedules.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         INTERNET PICTURES CORPORATION

                         By: /s/ James M. Phillips
                            ----------------------------------------------
                         James M. Phillips
                         Chairman of the Board and Chief Executive Officer

                         Date: March 30, 2001


                                POWER OF ATTORNEY

Each person whose signature appears below hereby appoints James M. Phillips, Donald W. Strickland and Matthew S. Heiter, or any of them, as such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                           TITLE                                        DATE
             ---------                                           -----                                        ----

/s/ James M. Phillips
- ---------------------------           Chairman of the Board and Chief Executive Officer                   4/02/01
James M. Phillips                                                                                  -------------------------

/s/ John J. Kalec                                                                                         4/02/01
- ---------------------------           Chief Financial Officer (Chief Accounting Officer)           -------------------------
John J. Kalec

/s/ Michael D. Easterly                                                                                   4/02/01
- ---------------------------           Director                                                     -------------------------
Michael D. Easterly

/s/ John S. Hendricks                                                                                     4/02/01
- ---------------------------           Director                                                     -------------------------
John S. Hendricks

/s/ Laban P. Jackson, Jr.                                                                                 4/02/01
- ---------------------------           Director                                                     -------------------------
Laban P. Jackson, Jr.

/s/ John Moragne                                                                                          4/02/01
- ---------------------------           Director                                                     -------------------------
John Moragne

/s/ John H. Trezevant                                                                                     3/30/01
- ---------------------------           Director                                                     -------------------------
John H. Trezevant

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors
Internet Pictures Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Internet Pictures Corporation and its subsidiaries (the "Company") at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements give retroactive effect to the merger with Interactive Pictures Corporation on January 19, 2000 in a transaction accounted for as a pooling of interests, as described in Note 3 to the consolidated financial statements. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PricewaterhouseCoopers LLP

Knoxville, Tennessee
February 17, 2001

                          INTERNET PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS



                                                                                              DECEMBER 31,
                                                                                     ------------------------------
                                                                                        1999               2000
                                                                                     -----------        -----------
(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ......................................................     $    18,627        $     5,322
Securities available-for-sale ..................................................          42,739              5,713
Accounts receivable, net of allowance for doubtful accounts of
    $198 in 1999 and $4,617 in 2000 ............................................           3,356             13,732
Inventory, net of reserve for obsolescence of $55 in 1999 and $203 in 2000 .....           1,059              1,061
Prepaid expenses and other current assets ......................................           7,211              6,790
                                                                                     -----------        -----------
       Total current assets ....................................................          72,992             32,618
Long-term securities available-for-sale ........................................          12,000                 --
Property and equipment, net ....................................................           9,135             20,965
Other assets ...................................................................           1,676              1,555
Goodwill and other intangible assets ...........................................              --              5,476
                                                                                     -----------        -----------
       Total assets ............................................................     $    95,803        $    60,614
                                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable ...............................................................     $     2,711        $     4,077
Accrued liabilities ............................................................           6,203             16,682
Deferred revenue ...............................................................           5,262              9,077
Current portion of promissory note and obligations under capital leases ........             199              1,608
                                                                                     -----------        -----------
       Total current liabilities ...............................................          14,375             31,444
                                                                                     -----------        -----------
Promissory note and obligations under capital leases, net of current portion ...             387                957
Commitments and contingencies (Note 13)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value: .............................................              --                 --
   Authorized:  5,001,100 in 1999 and 2000
    No shares issued or outstanding in 1999 and  2000
Class B common stock, $0.0001 par value: .......................................               1                 --
    Authorized:  7,421,536 in 1999 and 2000
    Issued and outstanding:  7,012,736 in 1999 and 4,041,725 in 2000
Common stock, $0.001 par value: ................................................              38                 59
   Authorized:  150,000,000 in 1999 and 2000
   Issued and outstanding:  38,231,581 in 1999 and 59,464,024 in 2000
Additional paid-in capital .....................................................         187,829            484,098
Notes receivable from stockholders .............................................            (181)            (2,349)
Unearned stock-based compensation ..............................................          (2,955)            (3,361)
Accumulated deficit ............................................................        (103,701)          (450,296)
Accumulated other comprehensive income .........................................              10                 62
                                                                                     -----------        -----------
       Total stockholders' equity ..............................................          81,041             28,213
                                                                                     -----------        -----------
       Total liabilities and stockholders' equity ..............................     $    95,803        $    60,614
                                                                                     ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------------------

                                                                        1998               1999                 2000
                                                                     ---------          -----------          -----------

(In thousands, except per share amounts)
REVENUES:
Products ...................................................         $   2,789          $    12,523          $    48,943
Services ...................................................               329                   --                4,730
                                                                     ---------          -----------          -----------
                                                                         3,118               12,523               53,673
                                                                     ---------          -----------          -----------
COST OF REVENUES:
Products (excludes stock-based compensation of $0, $398
    and $113) ..............................................             1,274                7,262               25,442
Services (excludes stock-based compensation of
    $0, $0 and $52) ........................................               241                   --                2,464
                                                                     ---------          -----------          -----------

                                                                         1,515                7,262               27,906
                                                                     ---------          -----------          -----------
Gross profit ...............................................             1,603                5,261               25,767
                                                                     ---------          -----------          -----------

OPERATING EXPENSES:
Sales and marketing (excludes stock-based
    compensation of $583, $13,353 and $3,038) ..............             8,783               37,785               80,026
Research and development (excludes stock-based
    compensation of $133, $1,331 and $1,380) ...............             2,885                5,359               13,202
General and administrative (excludes stock-based
    compensation of $446, $5,593 and $544) .................             3,939               13,906               22,306
Stock-based compensation expense ...........................             1,162               20,675                5,127
Impairment and amortization of intangible assets ...........                --                   --              234,024
Merger expenses ............................................                --                   --               15,175
Restructuring charges ......................................                --                   --                4,161
                                                                     ---------          -----------          -----------

        Total operating expenses ...........................            16,769               77,725              374,021
                                                                     ---------          -----------          -----------
Loss from operations .......................................           (15,166)             (72,464)            (348,254)

OTHER INCOME (EXPENSE):
Interest expense ...........................................              (202)              (6,684)                (436)
Other income (expense), net ................................               303                2,545                2,095
                                                                     ---------          -----------          -----------
Net loss ...................................................            15,065              (76,603)            (346,595)
                                                                     ---------          -----------          -----------
Beneficial conversion related to issuance of Series B
    convertible preferred stock ............................                --               (1,000)                  --
                                                                     ---------          -----------          -----------
Net loss attributable to common stockholders ...............         $ (15,065)         $   (77,603)         $  (346,595)
                                                                     ==========         ===========          ===========
Basic and diluted loss per common share ....................         $   (1.22)         $     (3.01)         $     (6.16)
                                                                     ==========         ===========          ===========

Weighted average common shares - basic and diluted...........           12,334               25,757               56,307
                                                                     ==========         ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

                          INTERNET PICTURES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 1, 1998 TO DECEMBER 31, 2000

                                     --------------------------------------------------------------------------------------------
                                                               CLASS B COMMON                                           NOTES
                                        PREFERRED STOCK            STOCK             COMMON STOCK       ADDITIONAL    RECEIVABLE
                                     ---------------------   ------------------   -------------------    PAID IN         FROM
                                       NUMBER      AMOUNT     NUMBER     AMOUNT     NUMBER     AMOUNT    CAPITAL     STOCKHOLDERS
                                     -----------   -------   ---------   ------   ----------   ------   ----------   ------------
In thousands, except share and per
 share amounts
Balances -- January 1, 1998........           --   $    --   2,845,025   $ --      8,606,307   $  9     $  10,140      $   --
 Issuance of Series A convertible
   preferred stock in October and
   December 1998...................      231,250        --          --     --             --     --           925          --
 Common stock issued for cash
   through March to September
   1998............................           --        --   1,342,231     --             --     --           432          --
 Common stock issued for services
   through February to May 1998....           --        --   1,027,600     --             --     --           326          --
 Issuance of options to purchase
   common stock in exchange for
   services........................           --        --          --     --             --     --           536          --
 Shares issued upon exercise of
   options for common stock........           --        --   2,206,680      1             --     --            83         (78)
 Warrants for common stock
   issued..........................           --        --          --     --             --     --            23          --
 Issuance of warrant for common
   stock for services..............           --        --          --     --             --     --           168          --
 Settlement of note receivable as
   offset to note payable..........           --        --          --     --             --     --            --          24
 Conversion of common stock into
   Series A & B preferred stock....    3,174,841         3          --     --     (3,174,841)    (3)           15          --
 Proceeds from issuance of Series C
   preferred stock and warrants,
   net of related costs............    2,996,327         3          --     --             --     --        12,526          --
 Conversion of $1,000 debenture
   into Series C preferred stock...      230,486        --          --     --             --     --         1,000          --
 Proceeds from issuance of common
   stock and warrants, net of
   related costs...................           --        --          --     --        314,269     --         1,281          --
 Exchange of common for preferred
   shares and related repurchase
   and retirement of Series C
   preferred stock.................           --        --          --     --       (232,792)    --            --          --
 Repurchase and retirement of
   Series B preferred stock........     (202,528)       --          --     --             --     --            --          --
 Issuance of common stock upon
   exercise of stock options.......           --        --          --     --        102,429     --             3          --
 Net loss..........................           --        --          --     --             --     --            --          --
 Other comprehensive loss..........           --        --          --     --             --     --            --          --
                                     -----------   -------   ---------     --     ----------    ---      --------       -----
Balances -- December 31, 1998......    6,430,376         6   7,421,536      1      5,615,372      6        27,458         (54)
 Issuance of Series B preferred
   stock, net......................    2,324,780         2          --     --             --     --        13,403          --
 Conversion of Series A and Series
   B preferred stock into common
   stock...........................   (2,556,030)       (1)         --     --      7,156,870      7            (6)         --
 Issuance of common stock with
   Series C mandatorily redeemable
   preferred stock in June 1999....                                 --     --      1,250,830      1         6,605          --
 Issuance of common stock on
   IPOs............................           --        --          --     --      9,646,650     10        90,076          --
 Conversion of Class B common stock
   to common stock.................           --        --    (408,800)              408,800                   --          --
 Issuance of common stock upon
   exercise of warrants............           --        --          --     --      1,034,684      1           723          --
 Stock options granted for services
   in 1999.........................           --        --          --     --             --     --         5,610          --
 Unearned stock-based
   compensation....................           --        --          --     --             --     --        16,750          --
 Amortization of stock-based
   compensation....................           --        --          --     --             --     --            --          --
 Restricted common stock issued to
   service provider in January
   1999............................           --        --          --     --        120,400     --         1,270          --
 Amortization of stock-based
   compensation for service
   provider........................           --        --          --     --             --     --            --          --
 Stock issued on exercise of stock
   options.........................           --        --          --     --      1,899,561      2           418        (127)
 Dividend relative to beneficial
   conversion feature related to
   issuance of Series B preferred
   stock...........................           --        --          --     --             --     --         1,000          --

                                     -----------------------------------------------------
                                                     ACCUMULATED
                                       UNEARNED         OTHER
                                     STOCK-BASED    COMPREHENSIVE   ACCUMULATED
                                     COMPENSATION   INCOME (LOSS)     DEFICIT      TOTAL
                                     ------------   -------------   -----------   --------
Balances -- January 1, 1998........         --            --            (9,640)      $ 509
 Issuance of Series A convertible
   preferred stock in October and
   December 1998...................         --            --                --         925
 Common stock issued for cash
   through March to September
   1998............................         --            --                --         432
 Common stock issued for services
   through February to May 1998....         --            --                --         326
 Issuance of options to purchase
   common stock in exchange for
   services........................         --            --                --         536
 Shares issued upon exercise of
   options for common stock........         --            --                --           6
 Warrants for common stock
   issued..........................         --            --                --          23
 Issuance of warrant for common
   stock for services..............         --            --                --         168
 Settlement of note receivable as
   offset to note payable..........         --            --                --          24
 Conversion of common stock into
   Series A & B preferred stock....         --            --               (15)         --
 Proceeds from issuance of Series C
   preferred stock and warrants,
   net of related costs............         --            --                --      12,529
 Conversion of $1,000 debenture
   into Series C preferred stock...         --            --                --       1,000
 Proceeds from issuance of common
   stock and warrants, net of
   related costs...................         --            --                --       1,281
 Exchange of common for preferred
   shares and related repurchase
   and retirement of Series C
   preferred stock.................         --            --              (500)       (500)
 Repurchase and retirement of
   Series B preferred stock........         --            --              (878)       (878)
 Issuance of common stock upon
   exercise of stock options.......         --            --                --           3
 Net loss..........................         --            --           (15,065)    (15,065)
 Other comprehensive loss..........         --            (9)               --          (9)
                                       -------           ---         ---------    --------
Balances -- December 31, 1998......         --            (9)          (26,098)      1,310
 Issuance of Series B preferred
   stock, net......................         --            --                --      13,405
 Conversion of Series A and Series
   B preferred stock into common
   stock...........................         --            --                --          --
 Issuance of common stock with
   Series C mandatorily redeemable
   preferred stock in June 1999....         --            --                --       6,606
 Issuance of common stock on
   IPOs............................         --            --                --      90,086
 Conversion of Class B common stock
   to common stock.................         --            --                --          --
 Issuance of common stock upon
   exercise of warrants............         --            --                --         724
 Stock options granted for services
   in 1999.........................         --            --                --       5,610
 Unearned stock-based
   compensation....................    (16,750)           --                --          --
 Amortization of stock-based
   compensation....................     13,795            --                --      13,795
 Restricted common stock issued to
   service provider in January
   1999............................     (1,270)           --                --          --
 Amortization of stock-based
   compensation for service
   provider........................      1,270            --                --       1,270
 Stock issued on exercise of stock
   options.........................         --            --                --         293
 Dividend relative to beneficial
   conversion feature related to
   issuance of Series B preferred
   stock...........................         --            --            (1,000)         --

                                     --------------------------------------------------------------------------------------------
                                                               CLASS B COMMON                                           NOTES
                                        PREFERRED STOCK            STOCK             COMMON STOCK       ADDITIONAL    RECEIVABLE
                                     ---------------------   ------------------   -------------------    PAID IN         FROM
                                       NUMBER      AMOUNT     NUMBER     AMOUNT     NUMBER     AMOUNT    CAPITAL     STOCKHOLDERS
                                     -----------   -------   ---------   ------   ----------   ------   ----------   ------------
 Proceeds from issuance of Series D
   preferred stock and warrants,
   net of related costs............    4,264,885         4          --     --             --     --        22,080          --
 Issuance of common stock upon
   exercise of stock options.......           --        --          --     --        305,457     --           326          --
 Conversion of $1,000 debenture and
   interest into Series C preferred
   stock...........................      238,939        --          --     --             --     --         1,036          --
 Conversion of preferred stock to
   common stock....................  (10,702,950)      (11)         --     --     10,702,950     11            --          --
 Conversion of redeemable common
   stock to common stock...........           --        --          --     --         13,951     --            80          --
 Issuance of common stock for
   advertising fees................           --        --          --     --         76,056     --         1,000          --
 Net loss..........................           --        --          --     --             --     --            --          --
 Other comprehensive income........           --        --          --     --             --     --            --          --
                                     -----------   -------   ---------     --     ----------    ---      --------       -----
Balances -- December 31, 1999......           --   $    --   7,012,736     $1     38,231,581    $38      $187,829       $(181)
                                     ===========   =======   =========     ==     ==========    ===      ========       =====

                                     -----------------------------------------------------
                                                     ACCUMULATED
                                       UNEARNED         OTHER
                                     STOCK-BASED    COMPREHENSIVE   ACCUMULATED
                                     COMPENSATION   INCOME (LOSS)     DEFICIT      TOTAL
                                     ------------   -------------   -----------   --------
 Proceeds from issuance of Series D
   preferred stock and warrants,
   net of related costs............         --            --                --      22,084
 Issuance of common stock upon
   exercise of stock options.......         --            --                --         326
 Conversion of $1,000 debenture and
   interest into Series C preferred
   stock...........................         --            --                --       1,036
 Conversion of preferred stock to
   common stock....................         --            --                --          --
 Conversion of redeemable common
   stock to common stock...........         --            --                --          80
 Issuance of common stock for
   advertising fees................         --            --                --       1,000
 Net loss..........................         --            --           (76,603)    (76,603)
 Other comprehensive income........         --            19                --          19
                                       -------           ---         ---------    --------
Balances -- December 31, 1999......    $(2,955)          $10         $(103,701)   $ 81,041
                                       =======           ===         =========    ========

                                                                      Class B                                         Additional
                                                                   Common Stock                     Common Stock        Paid-in
                                                                      Number       Amount        Number      Amount     Capital
                                                                   ----------------------------------------------------------------
Balances, December 31, 1999                                        7,012,736      $     1      38,231,581     $38     $ 187,829
Issuance of common stock from secondary offering                          --           --       6,115,000       6        68,768
Issuance of common stock from acquisitions                                --           --       4,866,566       5       218,473
Stock issued on exercise of stock options                                 --           --       4,332,664       4         2,113
Conversion of Class B common stock into common stock              (2,971,011)          (1)      2,971,011       3            (2)
Stock issued from ESPP                                                    --           --         495,390      --         1,387
Stock issued from option exchange program                                 --           --       2,451,812       3         3,197
Notes receivable from shareholders                                        --           --              --      --            --
Repayment of notes from shareholders                                      --           --              --      --            --
Unearned stock-based compensation                                         --           --              --      --         2,333
Amortization of stock-based compensation
Net loss                                                                  --           --              --      --            --
Other comprehensive income                                                --           --              --      --            --
                                                                   ---------      -------      ----------     ---     ---------
Balances, December 31, 2000                                        4,041,725      $    --      59,464,024     $59     $ 484,098
                                                                   =========      =======      ==========     ===     =========

                                                                                  Notes     Accumulated
                                                                 Receivable     Unearned      Other
                                                                    From       Stock-Based  Comprehensive   Accumulated
                                                                 Shareholders  Compensation Income (Loss)     Deficit       Total
                                                               --------------------------------------------------------------------

Balances, December 31, 1999                                       $  (181)     $(2,955)       $10           $(103,701)    $  81,041
Issuance of common stock from secondary offering                       --           --         --                  --        68,774
Issuance of common stock from acquisitions                             --           --         --                  --       218,478
Stock issued on exercise of stock options                              --           --         --                  --         2,117
Conversion of Class B common stock into common stock                   --           --         --                  --            --
Stock issued from ESPP                                                                                                        1,387
Stock issued from option exchange program                              --       (3,200)        --                  --            --
Notes receivable from shareholders                                 (2,349)          --         --                  --        (2,349)
Repayment of notes from shareholders                                  181           --         --                  --           181
Unearned stock-based compensation                                      --       (2,333)                            --            --
Amortization of stock-based compensation                                         5,127                             --         5,127
Net loss                                                               --           --         --            (346,595)     (346,595)
Other comprehensive income                                             --           --         52                  --            52

                                                                  -------      -------        ---           ---------     ---------
Balances, December 31, 2000                                       $(2,349)     $(3,361)       $62           $(450,296)    $  28,213
                                                                  =======      =======        ===           =========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              YEARS ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
                                                                                      1998             1999               2000
                                                                                   ---------        -----------        -----------
(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................       $ (15,065)       $   (76,603)       $  (346,595)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ............................................             256              1,325             63,047
  Impairment of goodwill ...................................................              --                 --            176,831
  Provision for doubtful accounts receivable ...............................             (20)                27              4,419
  Provision for inventory obsolescence .....................................             100                195                145
  Amortization of discounts on securities available-for-sale ...............            (167)              (177)               141
  Interest charge on redemption of Series C mandatorily redeemable
      preferred stock ......................................................              --              6,606                 --
  Non-cash compensation expense related to issuance of options and warrants               --             13,821              5,127
Issuance of common stock, options and warrant in exchange for services .....           1,074              6,880                 --
Other, net .................................................................              --                  2                 --
Changes in operating assets and liabilities:
  Accounts receivable ......................................................            (298)            (2,522)           (13,731)
  Inventory ......................................... ......................            (196)              (926)              (147)
  Prepaid expenses and other current assets ................................            (255)            (5,826)               804
  Other assets .............................................................              45             (1,383)                64
  Accounts payable .........................................................             202              2,189             (2,219)
  Accrued liabilities ......................................................           1,176              4,462              8,818
  Deferred revenue .........................................................              55              5,144              3,402
                                                                                   ---------        -----------        -----------
      Net cash used in operating activities ................................         (13,093)           (46,786)           (99,894)
                                                                                   ---------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment .......................................          (1,132)            (8,426)           (13,745)
Acquisitions, net of cash received .........................................              --                 --             (8,290)
Purchases of securities available-for-sale .................................          (7,832)          (113,328)           (44,766)
Maturities of securities available-for-sale ................................           8,999             58,766             93,369
Proceeds from disposal of equipment ........................................              --                 42                 --
Notes receivable from stockholders .........................................              --                 --             (2,000)
Repayments of notes receivable from stockholders ...........................              --                 --                 32
Purchase of intangible asset ...............................................              --               (150)                --
                                                                                   ---------        -----------        -----------
      Net cash provided by (used in) investing activities ..................              35            (63,096)            24,600
                                                                                   ---------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock .................................           1,700             97,474             70,161
Net proceeds from issuance of preferred stock ..............................          13,454             41,075                 --
Repurchase of preferred and common stock ...................................          (1,378)            (3,730)                --
Proceeds from exercise of stock options and warrants .......................              --              1,343              2,117
Proceeds from obligation under capital lease ...............................              --                204                 --
Repayments of capital lease obligations and notes  payable .................              (8)              (149)           (10,623)
Repayment of Series C mandatorily redeemable convertible preferred stock ...              --            (11,000)                --
Issuance (repayment) of convertible debenture ..............................          (1,000)             1,800                 --
Notes payable to stockholders ..............................................             (27)                (8)                --
                                                                                   ---------        -----------        -----------
      Net cash provided by financing activities ............................          12,741            127,009             61,655
                                                                                   ---------        -----------        -----------
Effect of exchange rate changes on cash ....................................             (19)                 6                334
                                                                                   ---------        -----------        -----------
Net increase (decrease) in cash and cash equivalents .......................            (336)            17,133            (13,305)
Cash and cash equivalents, beginning of year ...............................           1,830              1,494             18,627
                                                                                   ---------        -----------        -----------
Cash and cash equivalents, end of year .....................................       $   1,494        $    18,627        $     5,322
                                                                                   =========        ===========        ===========

     The accompanying notes are an integral part of these consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

On January 19, 2000, bamboo.com, Inc. (bamboo) merged with Interactive Pictures Corporation (Interactive) in a transaction accounted for using the pooling of interests method of accounting (Note 3). Concurrent with the merger, bamboo changed its name to Internet Pictures Corporation ("iPIX"). For financial reporting purposes, bamboo is considered the successor business to Jutvision Corporation, a Canadian corporation (Note 17).

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

The Company's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The Company has had recurring losses and continues to suffer cash flow and working capital shortages. Additionally, the lack of a significant financing commitment raises substantial doubt about the Company's ability to continue as a going concern.

The Company had cash, cash equivalents and short-term investments on hand of approximately $7,700 as of December 31, 2000, which have been used for working capital purposes in 2001. Since year-end, the Company has also generated cash to use in operations through the sale of certain assets to Homestore.com (Note 19). The current cash, cash equivalents and cash generated from operations will only be sufficient to meet the Company's needs until April 30, 2001. The Company continues to seek additional financing which will be required in order to continue operations beyond April 30, 2001. In addition, the Company is exploring alternatives including a merger, asset sale, or another comparable transaction, or a financial restructuring. If the Company is unsuccessful in such efforts, it will be required to cease operations. There can be no assurance, however, that the Company will obtain such additional financing or complete a strategic transaction under terms favorable to the Company.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements of the Company include the accounts of Internet Pictures Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada), PW Technology, Inc., TBI Imaging, Inc., and Opticom Imaging Corporation. The consolidation of these entities will collectively be referred to as the Company. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's Canadian and United Kingdom subsidiaries is the Canadian dollar and British pound, respectively. Monetary assets and liabilities denominated in foreign currencies are translated into the Company's functional currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities and transactions are translated at exchange rates prevailing at the respective transaction dates. Revenue and expenses are translated at the average rates of exchange during the year. Translation gains and losses are recorded in accumulated other comprehensive income. Transaction exchange gains and losses are included in the statement of operations.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt instruments with an original maturity or remaining maturity at date of purchase of three months or less to be cash equivalents. All other liquid investments are classified as either short-term or long-term investments.

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2000, all investment securities are designated as available-for-sale. Available-for-sale securities are carried at fair value, using available market information and appropriate valuation methodologies, with unrealized gains and losses reported in accumulated other comprehensive income
(loss).

Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. There have been no such transactions in the year ended December 31, 2000.

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

During 1998, one customer accounted for 13% of revenue. No customer represented in excess of 10% of the Company's revenues or accounts receivable in 1999. At December 31, 2000, one customer accounted for 20% and an additional customer accounted for 12% of accounts receivable. No customer represented in excess of 10% of the Company's revenues in 2000.

INVENTORY. Inventory, which consists primarily of digital cameras and related hardware, is stated at the lower of cost or market, with costs determined using standard costs (which approximate first-in, first-out costs). The Company records a provision for obsolete inventory whenever an impairment has been identified.

PREPAID EXPENSES. Prepaid expenses consist primarily of insurance, rent, real estate commitments and trade shows, which will be reflected as an expense during the period benefited.

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

ACCOUNTING FOR LONG-LIVED ASSETS. The carrying value of intangible assets, property and equipment, and other long-lived assets is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. The Company recognizes impairment losses whenever events or circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. The measurement of the impairment losses to be recognized is based on the difference between the discounted cash flows from such assets and the carrying amounts of the assets. During 2000 the Company recorded an impairment of goodwill (Note 4).

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

The Company does not recognize deferred income taxes for temporary differences associated with its investment in the foreign subsidiaries because the differences are essentially permanent in duration.

Interactive Pictures UK Limited is not included in the tax filing of its parent, Internet Pictures Corporation. As a result, Interactive Pictures UK Limited files a separate return with the United Kingdom tax authorities. Internet Pictures (Canada), Inc. is not included in the tax filing of its parent, Internet Pictures Corporation. As a result, Internet Pictures (Canada), Inc. files a separate return with Canadian tax authorities.

REVENUE RECOGNITION. Product revenue is recognized upon shipment or delivery to distributors and end users provided there are no uncertainties surrounding product acceptance, there are no significant vendor obligations, the fees are fixed and determinable, and collection is considered probable. Revenue from the sale of the Company's virtual tour product is recognized upon distribution to the website designated by the customer. The Company provides an allowance for returns upon recognizing revenue as deemed necessary based on historical experience. Returns were insignificant for all years presented. Payments received in advance are initially recorded as deferred revenue and recognized ratably as obligations are fulfilled.

During 1998, the Company derived service revenues from research and development activities performed under fixed-price contracts with certain U.S. government agencies and other third parties. Such revenues were recognized using the percentage-of-completion method of accounting (based on the ratio of costs incurred to total estimated costs, or as certain targets in the development process are met, as appropriate under the contract). Provisions for estimated losses on uncompleted contracts were made on a contract-by-contract basis and recognized in the period in which such losses became probable and can be reasonably estimated. Such losses were insignificant. Unbilled fees and services on contracts were comprised of costs plus estimated earnings on certain contracts in excess of contractual billings on such contracts. Advanced billings and billings in excess of costs plus estimated earnings were classified as deferred revenue.

During 2000, service revenues from the Company's professional services and Rimfire technology were recognized over the term of the software license to the customer provided there was persuasive evidence of an arrangement, the license fee was fixed and determinable and collection of the resulting receivable was probable. Royalties derived from desktop imaging products were recognized as revenues upon receipt of the royalty sell-through reports from customers, which are generally in the quarter following the quarter in which the sale by the customer took place.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 or SAB 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the Commission. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. No cumulative effect adjustment was required as a result of the adoption of SAB 101 and there would have been no impact on prior years presented had SAB 101 been retroactively applied.

BARTER REVENUES. Barter revenues come from barter sales of the Company's products, which are similar in nature to the Company's cash sales for the same products. Barter revenues have resulted from the exchange by the Company of certain products for advertising. Barter revenues are recognized in accordance with APB 29, "Accounting for Nonmonetary Transactions." The Company records barter revenue at fair value of the products exchanged for advertising.

Revenues and sales and marketing expenses arising from these transactions are recorded at fair value as the Company has an established historical practice of receiving cash for similar sales. The Company recorded no barter revenue or related expense in 1998. The Company recorded barter revenues of $229 and $3,060 in 1999 and 2000, respectively, which represented approximately 2% and 6% of total revenues for 1999 and 2000, respectively. Sales and marketing expense arising from these barter transactions is recognized when the advertising takes place, which is typically the same period in which the products are delivered.

RESEARCH AND DEVELOPMENT COSTS. Research and development expenditures are expensed as incurred except for certain software development costs. Costs incurred under contracts to perform research and development for others, excluding contracts with government agencies, are accounted for under Statement of Financial Accounting Standards (SFAS) No. 68, Research and Development Arrangements.

ADVERTISING EXPENSES. All advertising expenditures are expensed as incurred. Advertising expenses for 1998, 1999 and 2000, were $1,149, $8,513 and $24,186, respectively. The Company recognizes expenditures under cooperative advertising arrangements net of reimbursements received from participants.

STOCK-BASED COMPENSATION. The Company has adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 123. "Accounting for Stock-based Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, pro forma disclosures required under SFAS No. 123 have been presented (see Note 11). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and exercise price of the option. Stock and other equity instruments issued to non-employees have been accounted for in accordance with SFAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services," and valued using the Black-Scholes model.

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

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of items affected by certain significant estimates made by management are long-lived assets, including goodwill, patents and product development costs, certain accruals, receivables and inventory.

SEGMENT REPORTING. The Company uses a "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Segment reporting includes disclosures about products and services, geographic areas, and major customers.

NET LOSS PER SHARE. The Company computes net loss per share in accordance with SFAS No. 128, Earnings Per Share. Basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options and warrants and upon conversion of the Company's preferred stock and convertible debenture.

The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------------------
                                                                                1998                1999                2000
                                                                              ---------          ----------          ----------

         Weighted average effect of common stock
            Equivalents
         Preferred Stocks:
           Series A .................................................         1,670,444           1,488,868                  --
           Series B .................................................           595,292           1,460,197                  --
           Series C .................................................         2,068,592           1,918,406                  --
           Series D .................................................                --           2,082,783                  --
         Employee stock options .....................................           905,196           5,517,884           2,553,001
         Warrants to purchase common stock ..........................                --             685,512           1,517,477
         Unvested common stock subject to repurchase ................                --              19,242                  --
         Convertible debenture ......................................           604,387              51,781                  --
                                                                              ---------          ----------          ----------
                                                                              5,843,911          13,224,673           4,070,478
                                                                              =========          ==========          ==========

COMPREHENSIVE INCOME (LOSS). The Company adopted SFAS No. 130, Reporting Comprehensive Income ("SFAS 130"), which establishes requirements for reporting and displaying the comprehensive income (loss) and its components. The adoption of SFAS 130 has no impact on the Company's net loss or total stockholders' equity. This new accounting standard requires net unrealized gains or losses on the Company's available-for-sale securities and cumulative foreign currency translation adjustments to be reported as accumulated other comprehensive income
(loss).

The components of comprehensive income (loss) are as follows:

                                                                                  Years Ended December 31,
                                                                     ---------------------------------------------------
                                                                        1998               1999                 2000
                                                                     ---------          -----------          -----------
Net loss                                                             $ (15,065)         $   (76,603)         $  (346,595)
Foreign currency translation adjustment                                     (9)                  19                  334
Fair market value adjustment of investments                                 --                   --                 (282)
                                                                     ---------          -----------          -----------
                                                                     $ (15,074)         $   (76,584)         $  (346,543)
                                                                     =========          ===========          ===========

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. We do not expect that the adoption of SFAS No. 133 will have a material impact on our financial statements.

3.  POOLING OF INTERESTS

Interactive and iPIX received shareholder approval and executed an Agreement and Plan of Merger ("the merger agreement") in January 2000. Pursuant to the merger agreement, Interactive became a wholly-owned subsidiary of iPIX and iPIX issued
1.369 shares of its common stock for every share of Interactive common stock outstanding immediately prior to the Effective Time (as defined in the merger agreement) of the merger. The transaction was accounted for as a pooling of interests. Accordingly, prior period financial statements have been restated to reflect the exchange ratio and to include the results of operations, financial position and cash flows of Interactive as though it had always been a part of the Company.

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                                                                 FISCAL YEAR ENDED DECEMBER 31,
                                                                                 ------------------------------
                                                                                     1998              1999
                                                                                  ----------        ----------
         Total revenue
              Internet Pictures Corporation .........................             $       77        $    3,756
              Interactive ...........................................                  3,041             8,767
                                                                                  ----------        ----------
              Combined ..............................................             $    3,118        $   12,523
                                                                                  ----------        ----------
         Net loss attributable to common stockholders
              Internet Pictures Corporation .........................             $   (1,840)       $  (53,645)
              Interactive ...........................................                (13,225)          (23,958)
                                                                                  ----------        ----------
              Combined ..............................................             $  (15,065)       $  (77,603)
                                                                                  ----------        ----------

Immaterial adjustments were made to conform the Company's and Interactive Pictures Corporation's accounting policies.

The Company recorded a charge of approximately $15,175 in operating expenses for costs incurred related to the merger. These merger costs consisted primarily of investment banking fees and costs of attorneys, accountants, and other directly related external costs.

4.  ACQUISITIONS

During April 2000, the Company acquired all of the capital stock of both TBI Imaging, Inc. and Opticom Corporation. Consideration consisted of an aggregate of 222,232 shares with an aggregate value of $8,120 and $2,130 in cash consideration. The Company accounted for these transactions under the purchase method of accounting and recorded goodwill of $9,446.

On April 3, 2000, iPIX acquired all of the capital stock of PictureWorks Technology, Inc. The Company issued 4,644,334 shares to the stockholders of PictureWorks with an aggregate value of $173,234. The Company accounted for this transaction under the purchase method of accounting and accordingly, allocated the purchase price to cash, accounts receivable, prepaid expenses, fixed assets and intangibles including goodwill of $205,879. The following pro forma information presents the results of operations of the Company as if the acquisition of PictureWorks had been completed as of January 1, 1999 and 2000, respectively:

                                                                             1999                                2000
                                                                  ---------------------------        ----------------------------
                                                                  As Reported       Pro Forma        As Reported        Pro Forma
                                                                  -----------       ---------        -----------        ---------
         Revenue ..........................................        $ 12,523         $  16,346         $  53,673         $  55,101
         Net loss .........................................        $(76,603)        $(153,819)        $(346,595)        $(370,958)
         Basis and diluted net
             loss per share ...............................        $  (3.01)        $   (5.20)        $   (6.16)        $   (6.46)

The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets (goodwill) is reflected in the consolidated balance sheets as intangible assets. Goodwill, net of amortization, at December 31, 2000 was $5,476, and is being amortized on a straight-line method over three years from the date of acquisition. Amortization expense for the year ended December 31, 2000 was $57,193.

It is the Company's policy to periodically review the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. The Company determines whether future cash flows over the remaining estimated useful lives of the assets provide for recovery of the assets. During the fourth quarter of 2000, certain events, including the decline in the Company's stock price and market capitalization, led the Company to perform an impairment review of goodwill in accordance with the requirements of SFAS No. 121. This review indicated that goodwill was being carried at amounts in excess of the Company's revised estimates of undiscounted future cash flows of the acquired businesses, which resulted in a charge of $176,831 to expense.

5.  RESTRUCTURING

During the fourth quarter 2000, the Company recorded a restructuring charge of $4,161 which consists of expenses associated with a reduction in our workforce, the consolidation of certain offices, principally lease obligations for vacated offices, as well as a write down of abandoned office equipment to its net realizable values.

6.  BALANCE SHEET ACCOUNTS

SECURITIES AVAILABLE-FOR SALE:
Securities available-for-sale at December 31, 2000 consists of corporate notes with a cost of $5,995 and a fair market value of $5,713.

PROPERTY AND EQUIPMENT:

                                                                                         1999               2000
                                                                                     -----------        -----------
        Furniture and equipment ....................................                 $    10,118        $    26,798
        Leasehold improvements .....................................                         751              1,542
                                                                                     -----------        -----------
                                                                                          10,869             28,340
        Accumulated depreciation and amortization ..................                      (1,734)            (7,375)
                                                                                     -----------        -----------
        Property and equipment, net ................................                 $     9,135        $    20,965
                                                                                     -----------        -----------

Property and equipment includes $706 and $3,469 of assets held under capital lease and related accumulated amortization of $165 and $844 at December 31, 1999 and 2000, respectively.

ACCRUED LIABILITIES:

                                                                                    1999              2000
                                                                                  ---------         ---------
         Accrued liabilities - trade ................................             $   1,192         $   1,284
         Accrued salaries and benefits ..............................                   382             1,352
         Employee share purchase plan ...............................                   515             1,047
         Accrued legal fees .........................................                 1,140             1,688
         Accrued vacation ...........................................                   625             1,355
         Accrued advertising ........................................                   649             3,904
         Accrued restructuring ......................................                    --             1,928
         Other liabilities ..........................................                 1,700             4,124
                                                                                  ---------         ---------
                                                                                  $   6,203         $  16,682
                                                                                  =========         =========

7.       INCOME TAXES

The components of the Company's net deferred tax asset (liability) as of December 31, 1999 and 2000, are as follows:

                                                                                    1999              2000
                                                                                 ----------        ----------
           DEFERRED TAX ASSETS (LIABILITIES)
           CURRENT:
           Financial reserves .......................................            $      106        $    4,561
           Stock based compensation .................................                    96               280
           Accrued expenses and deferred revenue ....................                 1,514             4,792
           Other.....................................................                    --                 8
                                                                                 ----------        ----------
                                                                                      1,716             9,641
           Valuation allowance ......................................                (1,716)           (9,641)
                                                                                 ----------        ----------
                 Net current deferred tax asset (liability) .........            $       --        $       --
                                                                                 ==========        ==========

           LONG-TERM:
           Foreign net operating loss carryforwards .................            $    1,087        $    1,087
           Net operating loss carryforwards .........................                27,637           161,496
           Research and development credits .........................                    45                45
           Intangible assets ........................................                   221               175
           Depreciation .............................................                    31              (255)
                                                                                 ----------        ----------
                                                                                     29,021           162,548
           Valuation allowance ......................................               (29,021)         (162,548)
                                                                                 ----------        ----------
                Net long-term deferred tax asset (liability) ........            $       --        $       --
                                                                                 ==========        ==========


At December 31,1999, the Company had accumulated income tax losses of $1,944 available in Canada for carry-forward to reduce taxable income of future years, the benefit of which has not been recorded in these financial statements. The income tax losses expire beginning in 2002.

For Canadian federal and Ontario provincial tax purposes, bamboo.com Canada Inc. net operating loss carryforwards are subject to certain limitations on utilization in the event of changes in ownership.

At December 31, 2000, the Company has approximately $425,000 and $289,000 of federal and state, respectively net operating loss carryforwards which it may use to offset future taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2002. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity. The Company has available research and development credits of approximately $45 that will expire in 2010.

The Company has recorded a full valuation allowance against its deferred tax assets because it believes it is more likely than not that sufficient taxable income will not be realized during the carryforward period to utilize the deferred tax asset. The valuation allowance increased by $21,311 and $ 141,452 during 1999 and 2000, respectively. Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company's ability to generate taxable income in the respective tax jurisdiction within the loss carryforward periods.

The Company's 1998, 1999 and 2000 income tax provision differs from that obtained by using the statutory rate of 44.5% in 1998 and the US statutory rate of 34% in 1999 and 2000 due to the following:

                                                                           1998              1999            2000
                                                                         --------          --------         ------
                  Computed "expected" tax benefit ...............         $(6,704)         $(26,045)        $(129,865)

                  State income taxes, net of U.S. federal benefit              --              (949)          (16,174)

                  U.S. losses taxed at lower rate ...............             865                --                --
                  Valuation allowance changes affecting  the ....           5,784            19,613           141,452
                      provision for income taxes
                  Permanent differences .........................              55             7,381             4,587
                                                                         --------          --------         ---------
                                                                         $     --         $      --         $      --
                                                                         ========         =========         =========

Internal Revenue Code Section 382 stipulates an annual limitation on the amount of Federal net operating losses incurred prior to a change in ownership, which can be utilized to offset the Company's future taxable income. An ownership change occurred as a result of the consummation of the Company's initial public offering as well as the merger between iPIX and Interactive.

8.       DEBT

The Company entered into a $40 non-interest bearing promissory note payable during August 1997;due in monthly installments of $1, including principal and imputed interest, through August 2002. The note is collateralized by certain furniture and equipment of the Company.

On October 29,1997, the Company issued a $3,000, 8% convertible debenture due September 30,1998 (the Debenture). The debenture was convertible into Series C preferred stock. Effective October 23,1998, $1,000 of the Debenture was assigned by the investor to a group of private investors who converted such portion of the Debenture into shares of Series C preferred stock. The Company paid off $1,000 of the Debenture in October 1998, and converted the remaining $1,000 into Series C preferred stock in March 1999. The Series C preferred stock was converted into common stock in connection with the Company's initial public offering in August 1999.

On February 2,1999, the Company issued convertible subordinated promissory notes of $1,800, which bore interest at a rate of 10% per annum. On March 12,1999, the entire principal balance of $1,800 plus accrued interest of $8 was converted into shares of Series B convertible preferred stock of the Company.

9.       STOCKHOLDERS' EQUITY

General

The Company's amended and restated certificate of incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value $0.001 per share, 7,421,536 shares of Class B common stock, par value $0.0001 per share and 5,001,100 shares of preferred stock, par value $0.001 per share. The board of directors is authorized, without stockholder approval, to issue up to an aggregate of 5,001,100 shares of preferred stock, $0.001 par value per share, in one or more series. Included in this amount are 1,100 shares of Series C redeemable preferred stock. Each series of preferred stock may have the rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences that the board of directors determines. There was no preferred stock outstanding at December 31, 2000.

Each holder of common stock is entitled to one vote for each share on all matters to be voted upon by the shareholders, and there are no cumulative voting rights. Holders of common stock may receive dividends after all dividends that are owed have been paid to holders of preferred stock.

Each holder of Class B common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and, except as required by law, shall have voting rights and powers equal to the voting rights and powers of the common stock. There are no cumulative voting rights. Holders of Class B common stock are not entitled to dividends and are not entitled to receive any assets of the corporation upon dissolution or liquidation. Under the terms of a pairing agreement with the Canadian subsidiary, bamboo.com Canada, Inc., (""bamboo Canada") holders of Class B common stock must also hold an equal number of shares of Series C preferred stock of bamboo Canada. These holders may elect at any time and for no cost to convert their bamboo Canada Series C preferred stock into shares of common stock. Upon such a conversion, the Company is required to redeem the Class B common stock for $0.0001 per share.

Common Stock

In June 1998, the Company issued common share units for total proceeds of $76, net of issuance costs. Each unit consisted of common shares and a warrant to purchase common shares. The fair value of the warrants was established at $23, using the Black-Scholes method with the following assumptions, no annual dividend, volatility of 55%, risk free interest rate of 5.35% and term of one year. Based on the fair value of the underlying instruments within the common share unit, $53, of the total proceeds was allocated to common shares and the balance of $23, was allocated to the warrants to purchase common shares. In December 1998, the warrants were exercised to purchase common shares for net proceeds of $78.

At various times throughout the year ended December 31, 1998, common shares were issued to certain individuals, for services rendered. The fair market value of the stock issued of $326, was charged to results of operations.

Additionally, the Company recorded unearned stock-based compensation for restricted common stock granted to service providers of approximately $1,270 including the effect of the accelerated vesting on the effective date of the Company's IPO, during the year ended December 31, 1999.

On September 15, 1998, the Company's board of directors authorized a 1,000:1 common stock split and on July 19, 1999, the Company authorized a 2.8:1 forward common stock split, which was effected prior to the closing of the public offering on August 25,1999. The effect of these stock splits has been retroactively reflected throughout the financial statements.

In August 1999, the Company completed an initial public offering. Proceeds of the offering, net of underwriting discount and other direct costs of the offering, were approximately $87,637. On September 7, 1999, under the terms of the underwriting agreement covering the initial public offering, the underwriters exercised their over allotment for shares of the common stock of the Company. Proceeds received, net of underwriting discount, from exercise of the over allotment option were approximately $2,448.

In connection with the Company's initial public offering, all outstanding preferred stock converted one-for-one into common stock and all outstanding warrants were exercised.

In May 2000, the Company raised net proceeds of $67,500 from a follow-on offering of 6,000,000 shares of its common stock.

Preferred Stock

During 1998, the Company issued shares of Series C preferred stock, as well as warrants for net proceeds of $12,529.

In February 1999, the Company issued shares of its common stock on exercise of stock purchase rights granted in exchange for services under restricted purchase agreements. In accordance with the term of the grant, the repurchase provision expired on the effective date of the Company's IPO.

During January and March 1999, the Company issued shares of Series D preferred stock for gross proceeds of $24,000. In connection with the Series D issuance, warrants to purchase preferred stock and common stock were issued.

In March 1999, the Company issued Series B preferred stock for total cash proceeds of $10,687 and for conversion of notes payable and settlement of accrued interest of $1,808.

In May 1999, the Company issued additional Series B convertible preferred stock for total cash proceeds of $1,000. In connection with this issuance, the Company recorded a charge of $1,000 representing a beneficial conversion feature limited to the proceeds received.

In June 1999, the Company entered into an agreement to sell shares of its Series C mandatorily redeemable preferred stock and shares of its common stock for total gross proceeds of $11,000. The $11,000 of proceeds from issuance was allocated to the Series C mandatorily redeemable preferred stock and the common stock based on their relative fair values. Accordingly, $4,394 was allocated to the Series C redeemable preferred stock and $6,606 was allocated to the common stock. Upon completion of the initial public offering in August 1999, the Company repaid the $11,000. As a result, the Company recognized the entire discount of $6,606 as an interest charge in the year ended December 31,1999.

In June 1999, the NASD informed the Company that it would consider a portion of its redeemable convertible preferred stock and redeemable common stock to be underwriting compensation received in connection with the proposed initial public offering in excess of the amounts allowable under the NASD's Conduct Rules. In order to comply with the NASD's Conduct Rules, the Company repurchased shares of stock, including shares representing the redeemable convertible preferred stock and the redeemable common stock, for $3,730.

10.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

11.   EMPLOYEE STOCK AND BENEFIT PLANS

2000 Equity Compensation Plan.

In January 2000, the Company authorized the 2000 Equity Compensation Plan (the "2000 Plan"). The 2000 Plan authorizes the granting of options and restricted stock awards to acquire up to 3,500,000 shares of our common stock. As of December 31, 2000, 1,774,450 options and 2,451,812 restricted stock awards are outstanding under the 2000 Plan. The exercise price of all options granted is the fair value of the Company's common stock at the date of grant. The options generally vest over a two-year period and expire ten years from the grant date.

1998 Employee, Director and Consultant Stock Option Plan

During 1998, the Company authorized an Employee, Director and Consultant Stock Option Plan for a total of 2,380,000 common shares. This plan became effective on January 1,1999 once the Company was reorganized. During 1999 and 2000, an additional 5,799,394 and 1,124,029, respectively, common shares were authorized under the Plan. As of December 31, 2000, 2,755,347 options are outstanding under the Employee, Director and Consultant Stock Option Plan. Each option under the incentive plan allows for the purchase of common stock of the Company and expires not later than five or ten years from the date of grant, depending on the ownership of the option participants. The vesting terms of the stock options will be determined on each grant date and are generally two or three years; however, the amount of options that can be exercised per participant in any calendar year will be restricted to an aggregate fair market value of $100 of the underlying common stock. No further options will be granted under this plan. Remaining options not granted under this plan were transferred to the 2000 Equity Compensation Plan.

1997 Equity Compensation Plan

The Company authorized the 1997 Equity Compensation Plan, under which 4,105,027 shares of common stock are authorized and reserved for issuance to selected employees, officers, directors, consultants and advisors. The Company reserved a sufficient number of shares of common stock for issuance pursuant to the authorized options. As of December 31, 2000, 1,680,788 options are outstanding under the 1997 plan. In addition, the Company granted certain options to purchase shares of the Company's common stock to employees not under the 1997 plan; these options were primarily granted prior to the authorization of the 1997 plan. The exercise price of all options granted is the fair value of the Company's common stock at the date of grant as estimated by common stock and convertible preferred stock transactions with third parties at or near grant dates. The options generally vest over one to three-year periods and expire five years after the respective vesting dates. No further options will be granted under this plan. Remaining options not granted under this plan were transferred to the 2000 Equity Compensation Plan.

Other Stock Option Plans

The 1994 Stock Option Plan (the "1994 Plan"), the 1996 Stock Option Plan (the "1996 Plan"), and the 1997 Stock Option Plan (the "1997 Plan") were originally adopted by PictureWorks, Inc., a wholly-owned subsidiary of iPIX, in November 1994, May 1996 and November 1996, respectively. Under the 1994 Plan, eligible employees, directors and consultants could receive options to purchase shares of the Company's common stock at a price not less than 100% and 50% of the fair value on the date of the grant for incentive stock options and nonqualified stock options, respectively. Under the 1996 and 1997 Plans, eligible employees, directors, and consultants who owned less than 10% of all voting classes of stock could receive options to purchase shares of the Company's common stock at a price not less than 110% and 85% of fair value on the date of grant of incentive stock options and nonqualified stock options, respectively. Employees owning greater than 10% of all voting classes of stock could receive options to purchase shares at a price not less than 110% of the fair market value for both incentive and nonqualified stock options. As of December 31, 2000, 408,922 options are outstanding under these plans. The options granted under the Plans are exercisable over a maximum term of ten years from the date of grant and generally vest in various installments over a five-year period under the 1994 Plan and a four-year period under the 1996 and 1997 Plans. No further options or restricted stock awards will be granted under the 1994, 1996 and 1997 Plans.

A summary of the Company's stock option activity is as follows:

                                                                              WEIGHTED      WEIGHTED                   WEIGHTED
                                                                              AVERAGE       AVERAGE       STOCK         AVERAGE
                                                                            OF EXERCISE   GRANT DATE      OPTIONS      EXERCISE
                                                               SHARES         PRICES      FAIR VALUE    EXERCISABLE      PRICE
                                                            -----------     -----------   ----------    -----------    -------
                    Under option at January 1,
                      1998................................   1,883,512
                    Options granted in 1998...............     733,876         $4.38        $1.21
                    Options exercised in 1998.............    (102,429)         0.02
                    Options cancelled in 1998.............     (15,520)         4.73
                                                             ---------

                    Under option at December 31,
                      1998................................   2,499,439                                  1,143,378          1.80
                    Options granted in 1999...............   9,490,319          3.64
                    Options exercised in 1999.............  (2,205,017)         0.34
                    Options cancelled in 1999.............    (256,922)         4.92
                    Stock purchase rights granted.........     120,400          0.18
                    Stock purchase rights
                    exercised.............................    (120,400)         0.18
                                                             ---------
                    Under option at December 31,
                      1999................................   9,527,819                                  4,579,244          2.03

                    Options granted in 2000...............   8,789,924         22.38        14.31
                    Options exercised is 2000.............  (4,332,664)         0.49
                    Options cancelled in 2000.............  (6,972,991)        17.58
                    Options through acquisitions..........     733,997          3.68                    2,875,198          6.84
                                                             ---------
                    Under option at December 31,
                      2000................................   7,746,085
                                                             =========

The following table summarizes information about stock options at December 31, 2000:


                                                                                           OPTIONS EXERCISABLE
                                                OPTIONS OUTSTANDING                    -----------------------------
                                  ------------------------------------------------       NUMBER
                                    NUMBER      WEIGHTED-AVERAGE                      EXERCISABLE
                  RANGE OF        OUTSTANDING       REMAINING      WEIGHTED-AVERAGE       AT         WEIGHTED-AVERAGE
               EXERCISE PRICE     AT 12/31/00   CONTRACTUAL LIFE    EXERCISE PRICE     12/31/00       EXERCISE PRICE
               --------------     -----------   ----------------   ----------------   -----------    ----------------
                 $  0.02-0.75         471,209         7.85                   $ 0.28       437,896              $ 0.26
                 $  1.41-9.81       2,714,969         8.06                   $ 4.06     1,934,143              $ 3.37
                 $10.94-19.00       2,264,002         9.20                   $13.54       240,715              $15.39
                 $21.25-43.00       2,295,905         9.14                   $29.71       353,711              $30.36





Stock-Based Compensation Related to Options

In connection with certain stock options granted to employees during the year ended December 31, 1999, the Company recorded unearned stock-based compensation totaling $16,750, which is being amortized over the vesting periods of the related options which is generally two to three years. Amortization of this stock-based compensation recognized during the year ended December 31,1999 and 2000 totaled approximately $13,795 and $2,110, respectively. The total unearned stock-based compensation recorded to date will be amortized as follows: $700 in 2001 and $145 in 2002.

In accordance with the terms of the original option grants, upon completion of the initial public offering, options to purchase 1,921,409 shares of the Company's common stock became fully vested. As a result, additional compensation expense of $2,622 was recorded in the year ended December 31, 1999.

Options to acquire 1,870,680 and 715,553 shares of common stock under the 1998 Employee, Director and Consultant Stock Option Plan, were issued to non-employees of the Company during the year ended December 31, 1998 and 1999, respectively. The fair value of the common stock options was determined to be $536 and $5,610 for 1998 and 1999 respectively, using the Black-Scholes pricing model. Stock-based compensation related to stock options granted to non-employees was recognized as earned.

For all other option grants, because the exercise price of the Company's stock options equal the deemed fair value of the underlying stock on the date of the grant, no compensation cost has been recognized in the accompanying financial statements. Pro forma information regarding net loss is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of Statement 123. The Company had determined that the difference between historical results and such pro forma information would have been to increase the net loss by $301, $1,541 and $26,509 in 1998, 1999 and 2000, respectively, and to increase the net loss per share to $(2.91), $(3.07) and $(6.63) in 1998, 1999 and 2000, respectively.

The minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected lives of five years in 1998 and three to four years in 1999 and 2000; risk free interest rate of 4.59% in 1998, 5% to 6% in 1999, 6.01% to 6.83% in 2000; expected dividends of zero in 1998, 1999 and 2000; and volatility of zero in 1998, 55% to 68.5% in 1999, and 82.9% to 112.8%
in 2000.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock on the enrollment date or the fair market value of the stock at the end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. As of December 31, 2000, 1,262,015 shares were reserved under the plan. As of December 31, 2000, 495,390 shares had been issued and 766,625 shares were available for issuance under the purchase plan.

401(k) Plan

The Company has a 401(k) profit sharing plan, which is available to all full-time employees after six months of service and those part-time employees who have completed one thousand hours of employment during twelve consecutive months. The Company will match sixty-five cents per dollar up to 6.15% of the employee's annual salary. The Company made contributions of $116, $201 and $500 in 1998, 1999 and 2000, respectively.

12.   SEGMENT INFORMATION

The Company has two reportable segments: 1) products, and 2) services. The accounting policies of the segments are the same as those of the Company. The Company evaluates the performance of its segments and allocates resources to them based solely on evaluation of gross profit. There are no inter-segment revenues. The Company does not make allocations of corporate costs to the individual segments and does not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them. Management believes the Company's future growth will occur in the products segment.

Information about reported segments is as follows:

                                                                     PRODUCTS     SERVICES       TOTAL
                                                                     --------     --------       -----
                               YEARS ENDED DECEMBER 31:
                               1998
                               Revenues.........................     $ 2,789      $ 329         $ 3,118

                               Gross profit.....................       1,515         88           1,603

                               1999
                               Revenues.........................     $12,523      $  --         $12,523

                               Gross profit.....................       5,261         --           5,261

                               2000
                               Revenues.........................     $48,943     $4,730         $53,673
                               Gross profit.....................      23,501      2,266          25,767

Revenue and long-lived asset information by geographic area is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                              -----------------------------------
                                               1998          1999         2000
                                              ------        -------     ---------


                      REVENUES:
                      United States....       $2,404        $10,092      $ 45,535
                      Canada...........           77            249         1,608
                      Japan............          352            135           390
                      Europe...........           41          1,131         4,630
                      Other foreign
                        countries......          244            916         1,510
                                              ------        -------      --------
                                              $3,118        $12,523      $ 53,673
                                              ======        =======      ========

                      LONG-LIVED ASSETS:
                      Foreign..........       $   65        $ 2,626      $  3,285
                      United States....        1,500          6,509        17,680
                                              ------        -------      --------
                                              $1,565        $ 9,135      $ 20,965
                                              ======        =======      ========

Foreign revenues include all sales made to customers outside the United States, including those generated by the United Kingdom and Canadian subsidiaries.

13.   COMMITMENTS AND CONTINGENCIES

During April 2000, the Company entered into an agreement to provide visual content services under which the Company is required to pay $16,000 over a two-year period. As of December 31, 2000, the Company had paid $6,000 of the $16,000 commitment. The Company leases various equipment, office furniture and other equipment including computer hardware and software under capital lease arrangements.

At December 31, 2000, the future minimum payments under these and other capital lease agreements are as follows:

2001............................................................................ $1,831
2002............................................................................    951
                                                                                 ------
Minimum lease payments..........................................................  2,782
Less:  amount representing interest.............................................    266
                                                                                 ------
Principal amount of minimum lease payments......................................  2,516
Less current portion............................................................  1,600
                                                                                 ------
Long-term portion                                                                $  916
                                                                                 ======

The Company leases certain office space under noncancelable operating leases. Future minimum lease payments are as follows:

2001............................................................................ $2,669

2002............................................................................  1,995
2003............................................................................    529
2004............................................................................    212
2005............................................................................    216

Rental expense for operating leases was $469, $1,669 and $3,882 for 1998, 1999 and 2000, respectively.

The Company is subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact on the financial condition, results of operations or cash flows of the Company.

On October 28, 1998, Mr. Ford Oxaal (d/b/a Minds-Eye-View, Inc.) filed a lawsuit against us in the United States District Court for the Northern District of New York. The plaintiffs, Mr. Oxaal and Minds-Eye-View, alleged that we breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The court removed this action to arbitration upon our motion, and we cross-claimed alleging various affirmative claims against Mr. Oxaal, including trade secret theft. The plaintiffs filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. Although the lawsuit was dismissed, we are continuing to prosecute our affirmative claims against Mr. Oxaal. The arbitration has been stayed pending resolution of the following lawsuit. On May 20, 1999, Mr. Oxaal filed a lawsuit against us, Kodak, Nikon and Cendant in the same court alleging that our technology infringes patent number 5,903,782. On December 5, 2000, Mr. Oxaal filed a lawsuit against us in the same court alleging that our technology infringes patent number 6,157,385. In both cases, the plaintiffs are seeking an unspecified amount of damages, interest, an accounting by us, costs and attorney's fees, in addition to a permanent injunction prohibiting the alleged infringement. In the first case, the plaintiffs claim that the alleged infringement is deliberate and willful and is seeking treble damages. In both cases we have asserted defenses and counterclaims that we did not infringe any valid claims of the patents, that the patents are invalid, and that the patents are unenforceable. We believe that Mr. Oxaal's claims are without merit and we intend to vigorously defend against his claims. If Mr. Oxaal were to prevail in either lawsuit, however, our financial condition, results of operations and cash flows could be materially adversely affected. We are not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition or results of operations.

14.   WARRANTS

Pursuant to a marketing and distribution agreement entered into in November 1998, the Company agreed to issue a stock purchase warrant to purchase shares of common stock which was to expire on December 31, 1999. The warrant was recorded at its fair value of $168 with the costs charged to the statement of operations and comprehensive income (loss) in the year ended December 31, 1998. The fair value of the warrant was estimated using the Black-Scholes option-pricing model. The following assumptions were used in the model: no annual dividend, expected volatility of 55%, risk-free interest rate of 5.35%; and an expected life of 1.2 years. This warrant was exercised in December 1999.

On January 6, 2000, the Company issued warrants to purchase a total of 200,000 shares of common stock at an exercise price of $15.47. The warrants vest as follows: 100,000 six months after the incorporation of immoeuro B.V., 50,000 on September 30, 2000 and 50,000 on December 31, 2000. The fair value of warrants was calculated to be approximately $2,700, which is being recognized as expense over the two-year term of the related agreement. The non-cash charge for these warrants totaled approximately $98 during 2000.

On April 17, 2000, the Company granted a warrant to purchase 3,397 shares of common stock at an exercise price of $4.00. The warrant is fully vested and exercisable. The non-cash charge for the warrant totaled approximately $96, which is being recognized as expense over the 15-month term of the related agreement. The non-cash charge for the warrant totaled approximately $48 during 2000.

On April 19, 2000, the Company issued a warrant to purchase 600,000 shares of common stock at an exercise price of $20.38. The warrant vests and becomes exercisable at a rate of 66,667 at the end of each of the following nine quarters. The fair value of the warrant was calculated to be approximately $9,700, which is being recognized as expense over the 3.5-year term of the related agreement. The non-cash charge for the warrant totaled approximately $146 during 2000.

On May 26, 2000, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $12.06. The warrant vests as follows:
25,000 on June 30, 2000, 25,000 on September 30, 2000, 25,000 on December 31,
2000, 25,000 on March 31, 2001 and 100,000 on the date the warrant holder is a publicly traded company. The fair value of the warrant was calculated to be approximately $1,500, which is being recognized as expense over the 25-month term of the related agreement. The non-cash charge for the warrant totaled approximately $94 during 2000.

On May 26, 2000, the Company issued a warrant to purchase 200,000 shares of common stock at an exercise price of $12.06. The warrant vests as follows:
50,000 on June 30, 2000, 50,000 on September 30, 2000, 50,000 on December 31,
2000, and 50,000 on March 31, 2001. The fair value of the warrant was calculated to be approximately $1,500, which is being recognized as expense over the 11-month term of the related agreement. The non-cash charge for the warrant totaled approximately $172 during 2000.

As most of the shares subject to these warrants are unvested, the unvested shares will be revalued at each reporting date, and the revised fair value will be expensed upon the vesting of the remaining shares. As a result, the charge is subject to substantial increase or decrease based on future changes in the fair value of the underlying common stock.

15.   RELATED PARTY TRANSACTIONS

Notes payable issued to stockholders in 1998 were repaid during 1999.

In October 1999, the Company issued shares of common stock to an executive officer in exchange for a note receivable. The note was repaid during 2000.

During 2000, the Company's CEO obtained a $2,000 loan under a line of credit made available through his employment agreement dated February 22, 2000. Interest accrued at a rate of 9.5% during 2000. The loan is collateralized by the Company stock owned by the CEO and the stock options granted pursuant to his employment agreement. The line of credit is made available through the term of the employment agreement ending December 31, 2004. The $2,000 principal amount plus $130 accrued interest is reflected as contra equity in the accompanying balance sheet.

In September 1996, PictureWorks' President exercised the right to purchase 393,393 shares in exchange for a full recourse promissory note issued to the Company in the amount of $126. Interest accrues semiannually at a 6.74% annual rate. The note and accrued interest are due and payable upon the earliest to occur of any of the following: (i) the termination of the President's employment relationship with the Company, (ii) upon the sale of certain shares purchased whereby proceeds from the sale are greater than or equal to the other outstanding amount owing on the note or (iii) September 2002. The principal amount of $126 plus accrued interest of $41 is reflected as contra equity in the accompanying balance sheet.

16.  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                               -----------------------------
                                                                                               1998        1999         2000
Supplemental disclosures:
     Unearned stock-based compensation related to stock option grants and warrants             $---        $16,750      $5,127

     Property and equipment acquired under capital leases                                       ---            502       2,744

     Conversion of notes payable to Series B convertible preferred stock                        ---          1,800         ---

     Issuance of Series B convertible preferred stock                                           ---              8         ---

     Beneficial conversion related to issuance of Series B convertible preferred stock          ---          1,000         ---

     Exercise of common stock options and warrants in exchange for note receivable               78            127         ---

     Interest paid                                                                              ---             66         407

     Income taxes paid                                                                          ---              1         ---

     Notes receivable settled as offset of note payable                                          24            ---         ---

     Common stock issued below fair value                                                        45            ---         ---

     Issuance of common stock for services                                                      326          1,270         ---

     Issuance of warrant for common stock for services                                          168            ---         ---

     Issuance of options for common stock for services                                          536          5,610         ---

     Conversion of debenture into Series C preferred stock                                    1,000          1,000         ---

     Common stock exchanged for Series A and B preferred stock in 1998                          ---            ---         ---

     Issuance of common stock for portion of placement fee in connection with
        issuance of Series D preferred stock                                                    ---            786         ---

     Issuance of common stock for advertising alliance fee                                      ---          1,000         ---

     Conversion of 13,951 shares of redeemable common stock into 13,951 shares of
        common stock in 1999                                                                    ---            ---         ---

     Conversion of 408,800 and 2,971,011 shares of Class B common stock into
        408,800 and 2,971,011 shares of common stock in 1999 and 2000, respectively             ---            ---         ---


17.   PREDECESSOR BUSINESS

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

Under the terms of the reorganization, there was no change in ownership and, therefore, Jutvision Corporation, has been treated as a predecessor business and its results presented as the historic results of the Company. The predecessor business's financial information reflected herein includes the results of operations and cash flows for the period ended December 31, 1998 and the balance sheets as of December 31, 1998.

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

The Series B convertible preferred stock may not be transferred without either a two-thirds vote of the existing common stockholders of bamboo Canada or approval of the Board of Directors of bamboo Canada. The Series B convertible preferred stock of bamboo Canada automatically converted into common stock of bamboo Delaware if:

- -        the net proceeds of an initial public offering of bamboo Delaware common stock exceeds $15,000,000; or,

- -        there is written election by not less than two-thirds majority of the
         Series B holders; or

- -        there is a liquidation, dissolution or winding-up of bamboo Canada.

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

On December 23,1998, 500,000 shares of the undesignated preferred stock in bamboo Delaware were designated as Series A convertible preferred stock, having the same rights and characteristics as the Series A convertible preferred shares of Jutvision Corporation.

18.   QUARTERLY INFORMATION (UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE
      AMOUNTS)


                                                                                   QUARTER ENDED
                                                  ---------------------------------------------------------------------------------
                                                  TOTAL            MARCH 31            JUNE 30        SEPTEMBER 30      DECEMBER 31
                                                  -----            --------            -------        ------------      -----------
Fiscal Year 2000:
   Net sales                                       $53,673             $8,283            $15,489          $17,218          $12,683
   Gross profit                                    $25,767             $3,517             $7,471           $9,078           $5,701
   Net loss                                      $(346,595)          $(36,890)          $(47,934)        $(37,712)       $(224,059)
   Net loss per share, basic and diluted (1)       $ (6.16)            $(0.79)            $(0.84)          $(0.62)          $(3.66)
Fiscal Year 1999:
   Net sales                                       $12,523             $1,318             $2,224           $3,663           $5,318
   Gross profit                                     $5,261               $657               $949           $1,453           $2,202
   Net loss                                       $(77,603)           $(9,731)          $(16,298)        $(28,181)        $(23,393)
   Net loss per share, basic and diluted (1)        $(3.01)            $(1.15)            $(1.17)          $(1.08)          $(0.52)

(1) The sum of the quarterly earnings per share amounts may differ from annual earnings per share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations.

19.   SUBSEQUENT EVENTS

On January 12, 2001, a subsidiary of Homestore.com purchased certain assets from the Company pursuant to the terms of an acquisition agreement dated January 12, 2001. Under the terms of the acquisition agreement, the subsidiary of Homestore.com purchased certain computer,s furniture, fixtures and equipment with a recorded book value of approximately $255,000. The Subsidiary of Homestore.com also assumed certain obligations for undelivered tours under certain sales contracts with residential real estate brokers and agents. The accounts receivable and deferred revenue recorded by iPIX associated with such tours is still being finalized but is within a range of $7.0 million to $7.5 million. We used these assets in our operations involving providing virtual tours of residential real estate properties. As part of the acquisition, Homestore.com's subsidiary hired certain sales force and customer service personnel. The purchase price for these assets was $12 million in cash of which $155,000 was paid directly to a lessor for certain capital lease obligations, $7,454,000 was deposited into control accounts for deferred revenue obligations and the remainder paid to the company. We also granted Homestore.com's subsidiary an exclusive domestic license of certain of IPIX's virtual tour technology for the residential real estate market. The gain on the sale of these assets will be recorded as an extraordinary gain in the first quarter of 2001.