Form 10-K/A
period 2000-12-31
INTERNET PICTURES CORP
filed 2001-04-30
CIK 1088022

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
                                   (Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                          -------------------

OR

       [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _____________________


Commission file number 00-26363
                       ------------

                          INTERNET PICTURES CORPORATION

             (Exact name of registrant as specified in its charter)

              DELAWARE                                    52-2213841
---------------------------------------                   -----------------
     State or other jurisdiction                          (IRS Employer
     incorporation or organization                        Identification No.)

          1009 Commerce Park Drive Oak Ridge, Tennessee    37830
          -------------------------------------------------------
            (Address of principal executive offices)   (Zip Code)

        Registrant's telephone number, including area code (865) 482-3000
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                         -------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2001 was $39,397,685 (based on the average bid and ask price of $0.609).

The number of shares outstanding of the registrant's common stock, $.001 par value, as of March 1, 2001 was 65,952,645.

EXPLANATORY NOTE: This Form 10-K/A Amendment No. 1 is being filed in order to include information required by Items 10 - 13 originally intended to be incorporated by reference to the information to be included in the Company's proxy statement for its 2001 Annual Meeting of Stockholders.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information with respect to our directors and executive officers as of April 1, 2001:


         NAME           AGE                          TITLE
James M. Phillips       49    Chairman of the Board and Chief Executive Officer
Donald W. Strickland    51    President and Chief Operating Officer
John J. Kalec           50    Chief Financial Officer and Executive Vice President
Matthew S. Heiter       40    Executive Vice President, General Counsel and Secretary
Steven Hicks            51    Chief Knowledge Officer and Executive Vice President
Michael D. Easterly     54    Director
John S. Hendricks       49    Director
Laban P. Jackson, Jr.   58    Director
John Moragne            44    Director
John H. Trezevant       49    Director


         James M. Phillips has been the chairman and chief executive officer of iPIX since January 2000. Mr. Phillips served as the chairman and chief executive officer of Interactive Pictures from March 1997 to January 2000 and was a member of Interactive Pictures' board of directors from 1995 until January 2000. From June 1995 to March 1997, Mr. Phillips was corporate vice president of Motorola, Inc.'s multimedia markets division, a division that manufactures, markets and sells cable modems and other advanced telecommunications products and systems. From June 1994 to June 1995, Mr. Phillips was vice president and general manager for Motorola's personal communication systems division, a division that designs, manufactures, markets and distributes PCS subscriber and infrastructure systems and equipment and other intelligent devices. Mr. Phillips also serves on the Fogelman School of Business board of advisors at the University of Memphis and on the Chancellor's advisory council for enhancement for the University of Tennessee, and as a director of Tennessee Technology, Inc. and the East Tennessee Economic Council. Mr. Phillips holds a bachelor's degree and a master's degree in business administration from the University of Memphis.

         Donald W. Strickland has been the president and chief operating officer of iPIX since October 2000. Mr. Strickland joined iPIX in April 2000 and served as executive vice president until his appointment as president and chief operating officer. Prior to joining us, Mr. Strickland was president and chief executive officer of PictureWorks Technology, Inc., a company we purchased in April 2000, from March 1996 until March 2000. From June 1993 until March 1996, Mr. Strickland held the position of vice president, Imaging and Publishing at Apple Computer. Prior to joining Apple in June 1993, Mr. Strickland spent twenty years at Eastman Kodak Company where he held a succession of positions in engineering, sales, marketing and executive management. Mr. Strickland holds several degrees including a bachelor's degree in physics from Virginia Tech, a master's degree in physics from the University of Notre Dame, a master's degree in optics from the University of Rochester, a master's degree in management from the Stanford Sloan School of Management and a law degree from George Washington University.

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

         Michael D. Easterly has served as director of iPIX since January 2000. Mr. Easterly served as a director of Interactive Pictures from December 1999 to January 2000. Since 1994, Mr. Easterly has been president and is also chief executive officer of Legacy Investment Group, Inc. and chief manager of Legacy Lodging, L.L.C. Mr. Easterly holds a bachelor's of science degree from the University of Tennessee and a master's degree in business administration from Georgia State University.

         John S. Hendricks has been a director of iPIX since January 2000. Mr. Hendricks served as a director of Interactive Pictures from January 1997 until January 2000. Since 1982, Mr. Hendricks has been chairman and chief executive officer of Discovery Communications, Inc., a television broadcasting company. He is also a member of the boards of directors of the National Museum of Natural History, Smithsonian Institution; the James Madison Council, Library of Congress; and the National Cable Television Association. Mr. Hendricks is also a member of the advisory board of the Lowell Observatory. Mr. Hendricks holds a bachelor's degree and an honorary doctorate from the University of Alabama in Huntsville.

         Laban P. Jackson, Jr. has been a director of iPIX since January 2000. Mr. Jackson served as a director of Interactive Pictures from January 1989 until January 2000. Since January 1989, Mr. Jackson has served as chairman of Clear Creek Properties, a real estate development company. Mr. Jackson is a director of BankOne Corporation and Gulf Stream Home and Garden, Inc. Mr. Jackson is a graduate of the United States Military Academy.

         John Moragne has been a director of iPIX since January 2000. Mr. Moragne served as director of bamboo.com, Inc. from March 1999 until January 2000. Since May 1993, Mr. Moragne has served as managing director of Trident Capital, a private equity investment firm. Mr. Moragne holds a bachelor of arts from Dartmouth College, a master of sciences degree from the Stanford Graduate School of applied Earth Sciences and a master's degree in business administration from the Stanford Graduate School of Business.

         John Trezevant has been a director of iPIX since January 2000. Mr. Trezevant served as a director of Interactive Pictures from December 1999 until January 2000. Since 1994, Mr. Trezevant has been president and chief executive officer of Trezevant Realty Corporation and general partner of Trezevant Properties, both specializing in commercial real estate ventures.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         The federal securities laws require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our securities. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that SEC beneficial ownership reporting requirements for 2000 were met with the following exception:

         A Form 4 was not filed timely to report an option exercise by Mr. Phillips that occurred in December 1999, but was subsequently reported in a filing on Form 4 filed on January 27, 2000.

         Due to the complexity of the reporting rules, we have instituted procedures to assist our officers and directors with these obligations.

ITEM 11.  EXECUTIVE COMPENSATION

         The table below sets forth summary compensation information for each of the last two fiscal years with regard to our chief executive officer and our four other most highly compensated executive officers who are referred to as named officers.

Executive Compensation Table

                                                                              ANNUAL COMPENSATION
                                                                              -------------------
                                                                                            LONG-TERM
                                                                                           COMPENSATION
                                                                                      -----------------------
                                                    FISCAL YEAR                       RESTRICTED   SECURITIES
                                                 -------------------                    STOCK      UNDERLYING       ALL OTHER
         NAME AND PRINCIPAL POSITION                          SALARY          BONUS     AWARDS      OPTIONS        COMPENSATION
         ---------------------------                          ------          -----     ------      -------        ------------
         James M. Phillips                        2000      $468,228         $250,000   $  --          --           $    --
           Chairman and Chief                     1999       393,044          550,000      --          --             338,010(1)
           Executive Officer

         Donald W. Strickland                     2000       394,603             --        --          --                --
           President & Chief                      1999          --  (2)          --        --          --                --
           Operating Officer


         John J. Kalec                            2000       239,747           75,000      --          --                --
           Chief Financial Officer                1999       176,532          200,000      --          --                --

         Steve Hicks                              2000       220,357(3)        25,000      --          --                --
           Chief Administrative Officer           1999          --               --        --          --                --


         Matthew S. Heiter                        2000       244,794             --        --          --                --
            General Counsel                       1999          --  (4)          --        --          --                --


         Jeffrey D. Peters                        2000       292,624(5)        75,000      --          --                --
                                                  1999       302,626          200,000      --          --              18,442(6)

         Mark R. Searle                           2000       115,558(7)          --        --          --                --
                                                  1999       137,500             --        --          --                --


------------

      (1) This amount represents a relocation expense of $313,825 and life insurance premiums of $24,185 we paid on behalf of Mr. Phillips.
      (2)   Mr. Strickland joined us in April 2000.
      (3)   Mr. Hicks joined us in February 2000.
      (4)   Mr. Heiter joined us in December 1999.
      (5) Mr. Peters resigned as our president and chief operating officer in September, 2000, but continues to serve as a consultant.
      (6) This amount represents a relocation expense we paid on behalf of Mr. Peters.
      (7)   Mr. Searle resigned as our Chief Operating Officer in May, 2000.

    The table below sets forth information regarding stock option holdings held by the named officers as of December 31, 2000.

Stock Option Grants in the Fiscal Year ended December 31, 2000


                                                      INDIVIDUAL GRANTS
                                   ----------------------------------------------------        POTENTIAL REALIZABLE VALUE AT
                                                    PERCENTAGE                                 ASSUMED ANNUAL RATES OF STOCK
                                                    OF TOTAL                                    PRICE APPRECIATION FOR OPTION
                                    NUMBER OF        OPTIONS                                               TERM(1)
                                     OPTIONS       GRANTED TO     EXERCISE                  ---------------------------------------
                                   GRANTED IN     EMPLOYEES IN     PRICE     EXPIRATION
                NAME               FISCAL 2000     FISCAL 2000   ($/SHARE)      DATE       0%($)           5%($)           10%($)
                ----               -----------     -----------   ---------      ----      ------           -----           ------
         James M. Phillips         1,000,000          11.4        $30.440     2/22/10        --        $19,143,552      $48,513,520
                                     500,000           5.7         12.313     5/17/10        --          3,871,790        9,811,875

         Donald W. Strickland        100,000           1.1         28.750     4/03/10        --          1,808,072        4,582,010
                                     150,000           1.7         12.313     5/17/10        --          1,161,537        2,943,563

         John J. Kalec                75,000           0.9         30.000     3/06/10        --          1,415,013        3,585,921
                                      37,500           0.4         12.313     5/17/10        --            290,384          735,891

         Steve Hicks                  75,000           0.9         28.000     2/14/10        --            290,384          735,891
                                      25,000           0.3         12.313     5/17/10        --          1,320,679        3,346,859

         Matthew S. Heiter            37,500           0.4         12.313     5/17/10        --            193,589          490,594

         Jeffrey D. Peters            75,000           0.9         12.313     3/06/10        --          1,415,013        3,585,921
                                      75,000           0.9         30.000     5/17/10        --            580,768        1,471,781

         Mark R. Searle               75,000           0.9         30.000     3/06/10        --          1,415,013        3,585,921


Stock Option Exercise and Values for Fiscal Year ended December 31, 2000


                                                                        NUMBER OF SHARES
                                                                           UNDERLYING              VALUE OF UNEXERCISED
                                         NUMBER                      UNEXERCISED OPTIONS AT            IN-THE-MONEY
                                        OF SHARES                          FY-END, 2000           OPTIONS AT FY-END, 2000
                                        ACQUIRED                   ---------------------------  ----------------------------
                                           ON           VALUE
                      NAME              EXERCISE      REALIZED     EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                      ----              --------      --------     -----------   -------------   -----------   -------------
           James M. Phillips(1)            --             --        1,465,457      1,274,155         --             --
           Donald W. Strickland(1)         --             --          107,024        293,222         --             --
           John J. Kalec(1)                --             --           85,359        166,818         --             --
           Steve Hicks(1)                  --             --             --          100,000         --             --
           Matthew S. Heiter(1)            --             --          205,350        105,951         --             --
           Jeffrey D. Peters(1)            --             --          120,277        215,958         --             --
           Mark R. Searle               164,000      2,456,903           --             --           --             --


         (1) These officers did not exercise any options in 2000.

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with the following named officers.

         James M. Phillips. Mr. Phillips' employment agreement expires on December 31, 2004 and is renewable automatically for one year periods unless terminated by us or Mr. Phillips. Mr. Phillips receives an annual salary of $425,000 and is eligible for a performance based bonus. We may terminate Mr. Phillips' employment agreement with or without cause; however, if we terminate the agreement without cause, in connection with a change of control, or if Mr. Phillips resigns for good reason, Mr. Phillips is entitled to a severance payment of $3,000,000.

         Donald W. Strickland. Mr. Strickland's employment agreement continues indefinitely unless terminated by us or Mr. Strickland. Mr. Strickland is entitled to receive an annual salary of $300,000 and is eligible for an annual bonus. We may terminate Mr. Strickland's employment agreement with or without cause; however, if we terminate the agreement without cause, Mr. Strickland is entitled to a severance payment equal to $300,000, unless Mr. Strickland secures another full-time position prior to the first anniversary of his date of termination. In the event of a change of control, 50% of the unvested stock options owned by Mr. Strickland shall immediately be vested.

         John J. Kalec. Mr. Kalec's employment agreement expires on December 31, 2001 and is renewable automatically for one year periods unless terminated by us or Mr. Kalec. Mr. Kalec receives an annual salary of $250,000 and is eligible for a performance based bonus. We may terminate the agreement with or without cause; however, if we terminate the agreement without cause, in connection with a change of control, or if Mr. Kalec resigns for good reason, Mr. Kalec is entitled to a severance payment of $250,000.

         Steve Hicks. Mr. Hicks' employment agreement continues indefinitely unless terminated by us or Mr. Hicks. Mr. Hicks is entitled to receive an annual salary of $250,000. We may terminate Mr. Hicks employment agreement with or without cause or in connection with a change of control, however, if we terminate the agreement without cause, Mr. Hicks is entitled to a severance payment equal to $125,000.

         Matthew S. Heiter. Mr. Heiter's employment agreement expires on December 31, 2001 and is renewable automatically for one year periods unless terminated by us or Mr. Heiter. Mr. Heiter receives an annual salary of $250,000 and is eligible for a performance based bonus. We may terminate the agreement with or without cause; however, if we terminate the agreement without cause, in connection with a change of control, or if Mr. Heiter resigns for good reason, Mr. Heiter is entitled to a severance payment of $250,000.

DIRECTOR COMPENSATION

         Directors do not receive cash compensation for their service as members of the board of directors, although they are reimbursed for expenses in connection with attendance at board and committee meetings. Additional compensation is not provided for committee participation or special assignments of the board of directors. From time to time, our directors have received and may continue to receive grants of options to purchase common stock.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         The following is a report of the compensation committee of the board of directors describing the compensation policies applicable to our executive officers during the fiscal year ended December 31, 2000. The compensation committee is responsible for establishing and monitoring our general compensation policies and compensation plans, as well as the specific compensation levels for executive officers. It also makes recommendations to the board of directors concerning the granting of awards under our stock plans.

         For the fiscal year ended December 31, 2000, the process utilized by the compensation committee in determining executive compensation levels was based on the subjective judgment of the compensation committee. Among the factors considered by the compensation committee were the recommendations of the chief executive officer with respect to the compensation of our key executive officers. However, the compensation committee made the final compensation decisions concerning those officers.

General Compensation Policy

         Our compensation policy is designed to attract and retain qualified key executives critical to our growth and long-term success. It is the objective of the board to have a portion of each executive's compensation contingent upon our financial performance as well as upon the individual's personal performance. Accordingly, each executive officer's compensation package is comprised of three elements: (i) base salary which reflects individual performance and expertise,
(ii) variable bonus awards payable in cash and tied to the achievement of certain performance goals that the board establishes from time to time and (iii) long-term stock-based incentive awards which are designed to strengthen the mutuality of interests between the executive officers and our stockholders.

         The summary below describes in more detail the factors which we consider in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary

         The level of base salary is established primarily on the basis of the individual's qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at companies which compete with us for business and executive talent and the incentives necessary to attract and retain qualified management. Base salary is adjusted each year to take into account the individual's performance and to maintain a competitive salary structure.

Cash-Based Incentive Compensation

         Cash bonuses are awarded on a discretionary basis to executive officers on the basis of their success in achieving designated individual goals and our success in achieving specific company-wide goals, such as customer satisfaction, revenue growth and earnings growth.

Long-Term Incentive Compensation

         We have utilized our stock option plans to provide executives and other key employees with incentives to maximize long-term stockholder value. Awards under this plan take the form of stock options, restricted stock awards and stock purchase rights designed to give the recipient a significant equity stake in the company and thereby closely align his or her interests with those of our stockholders. Factors considered in making such awards include the individual's position, his or her performance and responsibilities and industry practices and standards. Long-term incentives granted in prior years and existing level of stock ownership are also taken into consideration.

         Each option grant allows the executive officer to acquire shares of common stock at a fixed price per share (the fair market value on the date of grant) over a specified period of time (up to 10 years). In 2000, the compensation committee granted options to executive officers that vest over a two year period, half of which vested at the end of the first year and the rest of which vest monthly thereafter. We expect that options granted to executive officers in the future will vest over a three-year period. The number of awards granted to individual executives is based on demonstrated performance and independent survey data reflecting competitive market practice. Accordingly, the award grant will provide a return to the executive officer only if he or she remains in our service, and then only if the market price of the common stock appreciates over the award term.

Compensation of the Chief Executive Officer

         James M. Phillips served as our chief executive officer in 2000 and continues to serve as our chief executive officer. The compensation committee determined Mr. Phillips' base salary after evaluating a number of factors, including salaries of chief executive officers of companies of similar size in the industry, his performance and our performance generally. Mr. Phillips' base salary in 2000 was $425,000. In 2000, we completed several significant transactions, including completing a follow-on offering of our common stock and several acquisitions. Mr. Phillips received cash bonuses of $250,000 in 2000.

         During fiscal 2000, the compensation committee reviewed the status of Mr. Phillips' options based on the review of option holdings by individuals in comparable positions in comparable companies. The compensation committee desired to maximize stockholder value by linking Mr. Phillips' compensation to the performance of our common stock. As a result, we issued Mr. Phillips stock options to purchase 1,500,000 shares of our common stock in 2000.

Deductibility of Executive Compensation

         The compensation committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the chief executive officer and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the "performance-based" exception to Section 162(m). As the cash compensation paid by us to each of our executive officers is expected to be below $1 million and the compensation committee believes that options granted under our stock option plans to these officers will meet the requirements for qualifying as performance-based, the compensation committee believes that Section 162(m) will not affect the tax deductions available to us with respect to the compensation of our executive officers. It is the compensation committee's policy to qualify, to the extent reasonable, our executive officers' compensation for deductibility under applicable tax law. However, we may from time to time pay compensation to our executive officers that may not be deductible.

Compensation Committee,

         John S. Hendricks
         Laban P. Jackson, Jr.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Leonard McCurdy, a former director, and Messrs. Jackson and Hendricks served during fiscal year 2000 as members of the compensation committee of the board of directors. None of these persons are or have been an officer or employee of ours, except that Leonard McCurdy was the chairman and chief executive officer of bamboo.com, Inc. prior to the merger of bamboo.com, Inc. and Interactive Pictures Corporation on January 19, 2000. None of our executive officers has served as a director or member of the compensation committee of any other entity whose executive officers served on our board of directors or compensation committee.

    PERFORMANCE GRAPH

         The graph below compares our performance since our initial public offering with the performance of the Nasdaq index and the ISDEX, an index featuring 50 publicly traded Internet companies with representation from twelve Internet sectors. It reflects an investment of $100.00 on August 25, 1999, the day our stock became publicly traded.


                          TOTAL RETURN TO STOCKHOLDERS
                      (ASSUMES $100 INVESTMENT ON 8/25/99)


     ---------------------------------------------------------------------
     TOTAL RETURN ANALYSIS

                                      8/25/99        12/31/99     12/31/00
     ---------------------------------------------------------------------
     Internet Pictures Corp.         $ 100.00        $ 236.61      $ 13.84
     ---------------------------------------------------------------------
     Nasdaq Composite                $ 100.00        $ 145.18      $ 88.14
     ---------------------------------------------------------------------
     ISDEX                           $ 100.00        $ 167.83      $ 70.47
     ---------------------------------------------------------------------

     Source: Carl Thompson Associates www.ctaonline.com (800) 959-9677. Data
             From BRIDGE Information Systems, Inc.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The table below shows the amount of our common stock beneficially owned by (a) each stockholder known to our management to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each of our directors and named executive officers, and (c) all current directors and executive officers as a group. Unless otherwise stated, the address for each person in the table is 1009 Commerce Park Drive, Oak Ridge, Tennessee, 37830.

         Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the "SEC") and includes voting or investment power with respect to the shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all shares beneficially owned. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of our common stock underlying options or warrants exercisable within 60 days of April 1, 2001, but excludes shares of common stock underlying options held by other persons. We are presenting ownership information as of April 1, 2001.


                                                           NUMBER OF SHARES
                 NAME AND ADDRESS OF BENEFICIAL OWNER     BENEFICIALLY OWNED  PERCENTAGE OF SHARES(%)
                 ------------------------------------     ------------------  -----------------------
                 James M. Phillips                           1,863,273(1)              2.7
                 Michael D. Easterly                            10,762(2)               *
                 John S. Hendricks                             596,521(3)               *
                 Laban P. Jackson, Jr.                         290,325(4)               *
                 Funds affiliated with Trident
                 Capital                                        15,278(5)               *
                    John Moragne
                     2480 Sand Hill Road
                     Menlo Park, CA   94025
                 John Trezevant                                 10,762(6)               *
                 Matt Heiter                                   121,349(7)               *
                 John J. Kalec                                 112,798(8)               *
                 Jeffrey D. Peters                             217,045(9)               *
                 Donald W. Strickland                          247,235(10)
                 Steve Hicks                                    25,000(11)              *
                 Mark Searle                                      168,000               *
                 All directors and executive officers
                   as a group (12) persons                      3,678,348              5.1


-------------

    * Less than one percent

    (1) Includes 3,519 shares held in trust for the benefit of Mr. Phillips' minor children and 1,849,754 shares of common stock issuable upon the exercise of stock options.
    (2) Includes 8,762 shares of common stock issuable upon the exercise of stock options.
    (3) Includes 23,280 shares of common stock issuable upon the exercise of stock options. Also includes 111,698 shares of common stock held by Hendricks Family Investments, L.L.C. and includes 461,543 shares of common stock held by Discovery Communications, Inc., of which Mr. Hendricks is chairman and chief executive officer and to which he disclaims all beneficial ownership.
    (4) Includes 2,738 shares held by Mr. Jackson's wife.
    (5) Mr. Moragne, a member of our board of directors, is a member of Trident Capital Management - II, L.L.C., the general partner of Information Associates - II, L.P. Mr. Moragne is also a member of IA - II Affiliates Fund, L.L.C. Mr. Moragne disclaims beneficial ownership of the shares held by Information Associates - II, L.P. and IA - II Affiliates Fund, L.L.C., except to the extent of his pecuniary interest.
    (6) Includes 8,762 shares of common stock issuable upon the exercise of stock options.
    (7) Includes 115,325 shares of common stock issued pursuant to a grant of restricted stock.
    (8) Includes 88,044 shares of common stock issued pursuant to a grant of restricted stock.
    (9) Includes 205,406 shares of common stock issuable upon the exercise of stock options.

    (10) Includes 72,125 shares of common stock issued pursuant to a grant of restricted stock and 111,744 shares of common stock issuable upon the exercise of stock options.
    (11) Includes 25,000 shares of common stock issued pursuant to a grant of restricted stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Persons who are directors, executive officers and affiliates of ours entered into the following transactions during fiscal year 2000:

         During 2000, Mr. Phillips obtained a $2,000,000 loan under a line of credit made available through his amended employment agreement. Interest accrued at a rate of 9.5% during 2000. The loan is secured solely by our common stock owned by Mr. Phillips and the stock options granted to him pursuant to his amended employment agreement. The line of credit is made available through the term of his employment agreement ending December 31, 2004.

         In September 1996, Mr. Strickland, our president and chief operating officer, exercised the right to purchase 393,393 shares of Pictureworks Technology, Inc. in exchange for a full recourse promissory note issued to Pictureworks in the amount of $126,000. Interest accrues semiannually at a 6.74% annual rate. The note and accrued interest are due and payable upon the earliest to occur of any of the following: (i) the termination of Mr. Strickland's employment relationship with us, (ii) upon the sale of certain shares purchased whereby proceeds from the sale are greater than or equal to the other outstanding amount owing on the note, or (iii) September 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      INTERNET PICTURES CORPORATION

                                      By:  /s/ James M. Phillips
                                          --------------------------------------
                                      James M. Phillips
                                      Chairman of the Board and Chief Executive
                                      Officer

                                      Date:  April 30, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                   DATE
/s/ James M. Phillips           Chairman of the Board and Chief         April 30, 2001
-----------------------------   Executive Officer                       --------------
   James M. Phillips


/s/        *                    President and Chief Operating Officer   April 30, 2001
-----------------------------                                           --------------
  Donald W. Strickland


/s/        *                    Chief Financial Officer (Chief          April 30, 2001
-----------------------------   Accounting Officer)                     --------------
     John J. Kalec


/s/        *                    Director                                April 30, 2001
-----------------------------                                           --------------
  Michael D. Easterly


/s/        *                    Director                                April 30, 2001
-----------------------------                                           --------------
   John S. Hendricks


/s/        *                    Director                                April 30, 2001
-----------------------------                                           --------------
  Laban P. Jackson, Jr.


/s/        *                    Director                                April 30, 2001
-----------------------------                                           --------------
      John Moragne


/s/        *                    Director                                April 30, 2001
-----------------------------                                           --------------
   John H. Trezevant


*By: /s/ James M. Phillips
     ------------------------
     Power of Attorney
