Form 10-Q
period 2001-03-31
INTERNET PICTURES CORP
filed 2001-05-15
CIK 1088022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 31, 2001   Commission File No. 00-26363

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

63,639,323 shares of $0.001 par value common stock outstanding as of April 30, 2001

Page 1 of 24
Exhibit Index on Page 24

                          INTERNET PICTURES CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001
                                      INDEX

PART I--FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements.............................................................1

    Item 2.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.........................................................................8

    Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................................20

PART II--OTHER INFORMATION

     Item 1. Legal Proceedings............................................................................20

     Item 2. Changes in Securities and Use of Proceeds....................................................21

     Item 3. Defaults Upon Senior Securities..............................................................21

     Item 4. Submission of Matters to a Vote of Security Holders..........................................21

     Item 5. Other Information............................................................................21

     Item 6. Exhibits and Reports on Form 8-K.............................................................21

Signatures................................................................................................23

Exhibit Index.............................................................................................24

PART I -- FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                          INTERNET PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,          March 31,
                                                                                                       2000                2001
                                                                                                   ------------         ----------
                                                                                                                        (unaudited)
(In thousands, except share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents ................................................................          $    5,322          $    6,718
Securities available-for-sale ............................................................               5,713                  --
Accounts receivable, net of allowance for doubtful accounts of
    $4,617 at December 31, 2000 and $4,737 at March 31, 2001 (unaudited) .................              13,732               9,677
Inventory, net of reserve for obsolescence of $203 at December 31, 2000 and at
    March 31, 2001 (unaudited) ...........................................................               1,061                 734
Prepaid expenses and other current assets ................................................               6,790               3,807
                                                                                                    ----------          ----------
       Total current assets ..............................................................              32,618              20,936
Property and equipment, net ..............................................................              20,965               7,608
Other assets .............................................................................               1,555                 397
Goodwill and other intangible assets .....................................................               5,476               4,868
                                                                                                    ----------          ----------
       Total assets ......................................................................          $   60,614          $   33,809
                                                                                                    ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable .........................................................................          $    4,077          $    6,668
Accrued liabilities ......................................................................              16,682              12,321
Deferred revenue .........................................................................               9,077               1,384
Current portion of promissory note and obligations under capital leases ..................               1,608               1,584
                                                                                                    ----------          ----------
       Total current liabilities .........................................................              31,444              21,957
                                                                                                    ----------          ----------
Promissory note and obligations under capital leases, net of current portion .............                 957                 455
Commitments and contingencies (Note 6)
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value: .......................................................                  --                  --
   Authorized: 5,001,100 at December 31, 2000 and March 31, 2001 (unaudited)
   No shares issued or outstanding at December 31, 2000 and March 31, 2001 (unaudited)
Class B common stock, $0.0001 par value: .................................................                  --                  --
   Authorized: 7,421,536 at December 31, 2000 and March 31, 2001 (unaudited)
   Issued and outstanding: 4,041,725 at December 31, 2000 and March 31, 2001
                           (unaudited)
Common stock, $0.001 par value: ..........................................................                  59                  60
   Authorized: 150,000,000 at December 31, 2000 and March 31, 2001 (unaudited)
   Issued and outstanding: 59,464,024 at December 31, 2000 and 59,676,284 at March 31,
                           2001 (unaudited)
Additional paid-in capital ...............................................................             484,098             483,662
Notes receivable from stockholders .......................................................              (2,349)             (2,398)
Unearned stock-based compensation ........................................................              (3,361)             (1,687)
Accumulated deficit ......................................................................            (450,296)           (467,404)
Accumulated other comprehensive income ...................................................                  62                (836)
                                                                                                    ----------          ----------
       Total stockholders' equity ........................................................              28,213              11,397
                                                                                                    ----------          ----------
       Total liabilities and stockholders' equity ........................................          $   60,614          $   33,809
                                                                                                    ==========          ==========

(1) The December 31, 2000 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements

                          INTERNET PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Three months ended
                                                                   March 31,
                                                          ---------------------------
In thousands, except per share data                         2000               2001
                                                          --------           --------
                                                                  (unaudited)
Revenues:
Products                                                     8,283              7,622
Services                                                        --              1,901
                                                          --------           --------
                                                             8,283              9,523

Cost of revenues:
Products (excludes stock-based compensation of
  $80 and $61)                                               4,766              3,466
Services (excludes stock-based compensation of
  $0 and $28)                                                   --              1,279
                                                          --------           --------
                                                             4,766              4,745


 Gross profit                                                3,517              4,778
                                                          --------           --------
Operating expenses:
Sales and marketing  (excludes stock-based
   compensation of $1,559 and $718)                         15,507              9,719
Research and development (excludes stock-based
   compensation of  $838 and $288)                           2,365              2,472
General and administrative (excludes stock-based
   compensation of $297 and $123)                            5,478              3,814
Stock-based compensation                                     2,774              1,218
Goodwill amortization                                           --                608
Restructuring and impairment                                    --              3,000
Loss on disposal of assets                                      --              1,769
Merger expenses                                             15,175                 --
                                                          --------           --------
Total operating expenses                                    41,299             22,600

Other income(expense):
Interest expense                                               (20)               (67)
Other income (expense), net                                    912               (120)

                                                          --------           --------
Loss before extraordinary items                            (36,890)           (18,009)

Extraordinary gain                                              --                901
                                                          --------           --------
Net loss                                                  $(36,890)          $(17,108)
                                                          ========           ========

Basic and diluted loss per common share;
Loss before extraordinary items (Note 3)                  $  (0.79)          $  (0.28)
Extraordinary gain                                              --           $   0.01
Net loss                                                  $  (0.79)          $  (0.27)

See accompanying notes to the unaudited condensed consolidated financial statements

                          INTERNET PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three months ended
                                                                                              March 31,
                                                                                       2000               2001
                                                                                     --------           --------
In thousands                                                                                 (unaudited)

Cash flows used in operating activities:
Net loss                                                                             $(36,890)          $(17,108)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation                                                                              737              1,655
Provision for doubtful accounts receivable                                                286                120
Loss on disposal of assets                                                                 --              1,769
Accretion of available-for-sale securities                                               (158)                (5)
Provision for inventory obsolescence                                                      110                 --
Non-cash compensation expense                                                           1,910              1,218
Impairment loss                                                                            --              1,122
Extraordinary gain                                                                         --               (901)
Changes in operating assets and liabilities:
   Accounts receivable                                                                 (1,165)            (1,366)
   Inventory                                                                              348                327
   Prepaid expenses and other current assets                                             (698)               276
   Other assets                                                                           340                797
   Accounts payable                                                                       334              2,591
   Accrued expenses                                                                    11,802             (1,861)
   Deferred revenue                                                                     2,047                (50)
                                                                                     --------           --------
      Net cash used in operating activities                                           (20,997)           (11,416)
                                                                                     --------           --------
Cash flows from investing activities:
Purchases of furniture and equipment                                                   (4,551)              (186)
Proceeds from sale of assets                                                               --              8,577
Purchases securities available-for-sale                                                (6,963)                --
Maturities of securities available-for-sale                                            24,715              6,000
                                                                                     --------           --------
      Net cash provided by investing activities                                        13,201             14,391
                                                                                     --------           --------
Cash flow from financing activities:

Repayments of capital lease obligation and notes payable                                  (33)              (371)
Proceeds from exercise of stock options                                                 1,665                 21
Notes payable to stockholders                                                            (390)               (49)
                                                                                     --------           --------
      Net cash provided by (used in) by financing activities                            1,242               (399)
                                                                                     --------           --------
Effect of exchange rate changes on cash                                                     3             (1,180)
                                                                                     --------           --------
Net increase (decrease) in cash and cash equivalents                                   (6,551)             1,396
Cash and cash equivalents, beginning of period                                         18,627              5,322
                                                                                     --------           --------
Cash and cash equivalents, end of period                                             $ 12,076           $  6,718
                                                                                     ========           ========

No income tax payments were made in either period presented. Interest paid for the three months ending March 31, 2000 and 2001 was $20 and $67, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Internet Pictures Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Picture UK Limited, Internet Pictures (Canada), PW Technology, Inc., Imaging Services Corporation and Internet Pictures Japan KK. The consolidation of these entities will collectively be referred to as the Company. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended December 31, 2000. The information furnished reflects all adjustments which management believes are necessary for a fair presentation of the Company's financial position as of March 31, 2001, and the results of its operations and its cash flows for the three month periods ended March 31, 2000 and 2001. All such adjustments are of a normal recurring nature.

2. RESULTS OF OPERATIONS

The results of operations for the three month periods ended March 31, 2000 and 2001, are not necessarily indicative of the results to be expected for the respective full years.

3. LOSS PER SHARE

LOSS PER SHARE BEFORE EXTRAORDINARY ITEM. The Company computes net loss per share in accordance with SFAS No.128, Earnings Per Share. Under the provisions of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options and warrants.

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

In thousands, except per share data

NUMERATOR:
Loss before extraordinary item applicable to common stock          $(36,890)          $(18,009)

DENOMINATOR:
Weighted average shares outstanding                                  46,645             63,677

LOSS PER SHARE BEFORE EXTRAORDINARY ITEM:
Basic and diluted                                                  $  (0.79)          $  (0.28)

4. RESTRUCTURING AND IMPAIRMENT

During the first quarter 2001, the Company recorded a restructuring charge of $1,878,000 consisting of expenses associated with a reduction in its workforce, lease obligations for vacated offices, and a write down of abandoned office equipment of $1,122,000 to its net realizable value.

5. DISPOSAL OF ASSETS

A subsidiary of Homestore.com purchased certain assets from us pursuant to the terms of an acquisition agreement dated January 12, 2001. Under the terms of the acquisition agreement, the subsidiary of Homestore.com purchased certain computers, furniture, fixtures and equipment, and certain sales contracts with residential real estate brokers and agents. The Company used these assets in its operations providing virtual tours of residential real estate properties. As part of the acquisition, Homestore.com's subsidiary hired certain sales force and customer service personnel. The purchase price for these assets was $12,000,000, of which $155,000 was paid directly to a lessor for certain capital lease obligations, $7,454,000 was deposited into control accounts for deferred revenue obligations assumed by the subsidiary of Homestore.com and the remainder, $4,391,000, was paid to the Company. The Company also granted Homestore.com's subsidiary an exclusive domestic license of certain of iPIX's virtual tour technology for the residential real estate market.

In connection with the purchase transaction on January 12, 2001, the Company received a loan from Homestore.com's subsidiary for $2,250,000, which was collateralized by certain customer service related assets. On March 31, 2001, the loan was repaid by the Company's delivering title to Homestore.com's subsidiary for the collateralized assets.

In accordance with the January 12, 2001 purchase transaction, the Company agreed to negotiate one remaining residential real estate contract with RETT f/k/a National Reality Trust. Homestore.com's subsidiary and the Company settled on March 3, 2001 the remaining obligations under the contract for which the Company received $1,935,500.

The statement of cash flows presents proceeds in the amount of $8,577,000 which is comprised of the $4,391,000, $2,250,000 and $1,935,000 as described above.

The Company recorded an extraordinary gain of $901,000 resulting from the sale of assets used to provide tours of residential real estate properties that were related to the pooling of the Interactive Pictures Corporation and bamboo.com, which took place within a year of the pooling transaction. The disposal of the remaining residential real estate assets that were unrelated to the pooling of Interactive Pictures Corporation and bamboo.com were recorded as a loss on the disposal of assets of $1,769,000.

6. COMMITMENTS AND CONTINGENCIES

On October 28, 1998, Mr. Ford Oxaal (d/b/a Minds-Eye-View, Inc.) filed a lawsuit against the Company in the United States District Court for the Northern District of New York. The plaintiffs, Mr. Oxaal and Minds-Eye-View, alleged that the Company breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The court removed this action to arbitration upon the Company's motion, and the Company cross-claimed alleging various affirmative claims against Mr. Oxaal, including trade secret theft. The plaintiffs filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. Although the lawsuit was dismissed, the Company continues to prosecute its affirmative claims against Mr. Oxaal. The arbitration has been stayed pending resolution of the following lawsuit. On May 20, 1999, Mr. Oxaal filed a lawsuit against the Company, Kodak, Nikon and Cendant in the same court alleging that the Company's technology infringes patent number 5,903,782. On December 5, 2000, Mr. Oxaal filed a lawsuit against the Company in the same court alleging that the Company's technology infringes patent number 6,157,385. In both cases, the plaintiffs are seeking an unspecified amount of damages, interest, an accounting by the Company, costs and attorney's fees, in addition to a permanent injunction prohibiting the alleged infringement. In the first case, the plaintiffs claim that the alleged infringement is deliberate and willful and is seeking treble damages. In both cases, the Company has asserted defenses and counterclaims that it did not infringe any valid claims of the patents, that the patents are invalid, and that the patents are unenforceable. The Company believes that Mr. Oxaal's claims are without merit and it intends to vigorously defend against his claims. If Mr. Oxaal were to prevail in either lawsuit, however, the Company's financial condition, results of operations and cash flows could be materially adversely affected. The Company is not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, it believes could have a material adverse effect on its business, financial condition or results of operations.

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

Information about reported segments is as follows:

                                                        PRODUCTS        SERVICES         TOTAL
                                                        --------        --------        --------
                  Three months ended March 31:
                  2000
                  Revenues                              $  8,283        $     --        $  8,283

                  Gross profit                             3,517              --           3,517

                  2001
                  Revenues                              $  7,622        $  1,901        $  9,523

                  Gross profit                             4,156             622           4,778

Long-lived asset information by geographic area is as follows:

                                   December 31,      March 31,
                                       2000            2001
                                   ------------      ---------
         LONG-LIVED ASSETS:
         Foreign                     $  3,285         $    108
         United States                 17,680            7,500
                                     --------         --------
                                     $ 20,965         $  7,608
                                     ========         ========

8. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

RECENT ACCOUNTING PRONOUNCEMENTS. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. The adoption of SFAS 133 has not had a material impact on the Company.

9. SUBSEQUENT EVENTS

On May 10, 2001, the Company issued one million nine hundred thousand (1,900,000) shares of iPIX common stock to six iPIX stockholders (the "Stockholders") in exchange for the termination of certain obligations of the Company arising under (i) the merger agreement between Internet Pictures Corporation and TBI Imaging, Inc. and (ii) the merger agreement between Internet Pictures Corporation and Opticom Corporation, each dated March 16, 2000. Concurrent with the above transaction, the Company distributed all of the outstanding shares of Imaging Services Corporation, a wholly-owned subsidiary, to the Stockholders.

On May 14, 2001, the Company announced that it had executed definitive agreements with Paradigm Capital Partners and Memphis Angels, LLC for an investment by the parties into the Company of up to $30 million. The agreement calls for the investment to occur in two tranches. Tranche A consists of $10 million in convertible notes and warrants, of which $3 million was currently funded and $7 million is expected to be funded on or before May 30, 2001. Tranche B is expected to close after the annual shareholder meeting that will occur in the summer of 2001 and will include up to an additional $20 million in convertible preferred stock, which may convert into common stock at a rate of $.25 per share. Proceeds of the investment will be used for sales and marketing efforts, research and development and general working capital purposes. At the closing of $10 million Tranche A, the Board of Directors will be restructured, with the new investor group assuming four positions on a seven member Board.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percent relationship to total revenues of select items in our statements of operations.

                                                  THREE MONTHS
                                                      ENDED
                                                    MARCH 31,
                                            ------------------------
                                             2000              2001
                                            ------            ------
Revenues                                     100.0%            100.0%
Cost of revenues                              57.5              49.8
                                            ------            ------
Gross profit                                  42.5              50.2
                                            ------            ------
Operating expenses
  Sales and marketing                        187.2             102.1
  Research and development                    28.6              25.9
  General and administrative                  66.1              40.1
  Stock-based compensation                    33.5              12.8
  Goodwill amortization                         --               6.4
  Restructuring and impairment                  --              31.5
  Loss on disposal of assets                    --              18.6
  Merger expenses                            183.2                --
                                            ------            ------
     Total operating expenses                498.6             237.3
                                            ------            ------
Other income (expense), net                   10.7              (2.0)
                                            ------            ------

Net loss before extraordinary gain          (445.4)           (189.1)

Extraordinary gain                              --               9.5
                                            ------            ------
     Net loss                               (445.4)%          (179.6)%
                                            ======            ======

QUARTER ENDED MARCH 31, 2001 COMPARED TO THE QUARTER ENDED MARCH 31, 2000

Revenues. Total revenues increased to $9,523,000 in the first quarter of 2001, compared to $8,283,000 in the first quarter of 2000, an increase of $1,240,000 or 15.0%. This increase was due primarily to the increased sales of our open imaging platform, Rimfire, which we acquired through the acquisition of PictureWorks Technology, Inc. in the second quarter of 2000.

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the capture, processing, hosting and distribution of virtual tours and the costs of the digital camera and related components included in an iPIX kit. In addition, cost of revenues include transaction fees paid to affiliates who display our virtual tours on their web sites, fees paid to resellers of our virtual tours and infrastructure and bandwidth costs related to Rimfire revenues. Cost of revenues decreased to $4,745,000 in the first quarter of 2001, compared to $4,766,000 in the first quarter of 2000, a decrease of $21,000. Cost of revenues as a percentage of total revenues decreased from 57.5% in the first quarter of 2000 to 49.8% in the first quarter of 2001. This decrease, as a percentage of revenues, was the result of a lower volume of virtual tour deliveries and the increase in Rimfire based revenues.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales, business development and field operations personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses, trademark licensing and technology access and sponsorship fees paid to affiliates in order to facilitate availability of our tours on their web sites. Sales and marketing expenses decreased to $9,719,000 in the first quarter of 2001, compared to $15,507,000 in the first quarter of 2000, a decrease of $5,788,000, or 37.3%. This decrease is due primarily to a decrease in our sales force, decreased costs relating to technology access and sponsorship fees and decreased advertising and branding expenses.

Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to third party developers. Research and development expenses increased to $2,472,000 in the first quarter of 2001, compared to $2,365,000 in the first quarter of 2000, an increase of $107,000, or 4.5%. This increase was due primarily to increased personnel and related costs associated with expanding our research and development efforts to build and enhance our digital media infrastructure.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for professional services and general office and occupancy expenses. General and administrative expenses decreased to $3,814,000 in the first quarter of 2001, compared to $5,478,000 in the first quarter of 2000, a decrease of $1,664,000 or 30.4%. This decrease was due primarily to a decrease in personnel and related costs and professional services.

Stock-based Compensation. Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant and to the amortization of fair value of warrants issued to non-employees. The related compensation is amortized over the vesting period of the options. Expense related to the warrants is amortized over the term of the agreements to which they relate. Stock-based compensation expense decreased to $1,218,000 in 2001, compared to $2,774,000 in the first quarter of 2000.

Goodwill Amortization. Amortization of intangible assets was $608,000 in the first quarter 2001, compared to $0 in the first quarter of 2000. The amortization was a result of goodwill associated with the acquisitions during the second quarter of 2000 after the write-down of goodwill in the fourth quarter of 2000.

Merger Expenses. Merger expenses consist of costs incurred as a result of the merger of Interactive Pictures and bamboo.com that occurred on January 19, 2000. Merger expenses in the first quarter of 2000 were $15,175,000 and consisted primarily of underwriting, legal and accounting, and printer's fees.

Extraordinary Gain. The extraordinary gain of $901,000 results from the sale of assets used to provide residential real estate virtual tours that were related to the pooling of Interactive Pictures Corporation and bamboo.com. The sale transaction took place within a year of the pooling transaction.

Loss on Disposal of Assets. The loss on the disposal of assets of $1,769,000 is the result of the sale of assets used to provide residential real estate virtual tours that consisted of the remaining residential real estate assets that were unrelated to the pooling of Interactive Pictures Corporation and bamboo.com.

Restructuring and Impairment Charges. During the first quarter 2001, we recorded a restructuring charge of $1,878,000 consisting of expenses associated with a reduction in our workforce, lease obligations for vacated offices, and a write down of abandoned office equipment of $1,122,000 to its net realizable value.

Other Income (Expense). Other income (expense) consists primarily of interest earned on cash and investments and interest paid on capital leases. Net interest and other income decreased to $(187,000) in the first quarter of 2001, compared to $892,000 in the first quarter of 2000, a change of $1,079,000. This change was due primarily to decreased earnings on our cash investments related to a lower cash balance and increased interest payments related to capital leases.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities was $20,997,000 for the three months ended March 31, 2000 and $11,416,000 for the three months ended March 31, 2001. Net cash used for operating activities in each of these periods is primarily a result of net losses and changes in net operating assets.

Net cash provided by investment activities was $13,201,000 for the three months ended March 31, 2000 and $14,391,000 for the three months ended March 31, 2001. Net cash provided by investing activities was related to the net purchases and maturities of short-term investments, the acquisition of computer software and hardware and other equipment and proceeds from the sale of assets.

Net cash provided by (used in) financing activities was $1,242,000 for the three months ended March 31, 2000 and $(399,000) for the three months ended March 31, 2001. The net cash provided by (used in) financing activities for these periods was due primarily to the exercise of stock options and the repayment of capital lease obligations.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for working capital and capital expenditures until June 30, 2001. On May 14, we announced that we had executed definitive agreements with Paradigm Capital Partners and Memphis Angels, LLC for an investment by the parties of up to $30 million. The agreement calls for the investment to occur in two tranches. Tranche A consists of $10 million in convertible notes and warrants, of which $3 million was currently funded and $7 million is expected to be funded on or before May 30, 2001. Tranche B is expected to close after the annual shareholder meeting that will occur in the summer of 2001 and will include up to an additional $20 million in convertible preferred stock. Although the documents contemplate the sale of up to $30 million of our Series B Preferred Stock, there is no assurance that we will sell the entire amount. If we do not sell the entire amount of Series B Preferred Stock, we will need to raise additional funds to support our operations. We may seek these funds through the issuance of debt or equity securities. Any of the equity securities may result in additional substantial dilution to our stockholders. There can be no assurance that our capital requirements will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise the needed funds, we may be forced to sell assets or discontinue operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction. The adoption of SFAS 133 has not had a material impact on the Company.

INFLATION

Inflation has not had a significant impact on our operations to date

              ADDITIONAL FACTORS THAT MAY AFFECT OUR FUTURE RESULTS

RISKS RELATING TO OUR BUSINESS, FINANCES AND OPERATIONS

DUE TO OUR LIMITED CASH RESOURCES, WE WILL BE FORCED TO CEASE OPERATIONS UNLESS WE ARE SUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL OR IN PURSUING STRATEGIC ALTERNATIVES

Although we have announced that we have entered into an agreement in which an investor will purchase up to $30 million of our Series B Preferred Stock, we have only received $3 million of the investment. We anticipated receiving an additional $7 million of the investment upon the satisfaction of certain conditions. There can be no assurance that these conditions will be satisfied. Further, we will not receive the remaining $20 million until after our stockholder meeting in July, 2001. As such, if we fail to receive any additional financing other than the initial $3 million, we anticipate that our current cash, cash equivalents and cash generated from operations will only be sufficient to meet our anticipated cash needs to approximately June 30, 2001, although there can be no assurance in this regard. Accordingly, in that instance, we will require an additional, substantial capital infusion to continue our operations. There can be no assurance that the remaining investment will occur or that additional capital will be available to us. If we are unsuccessful in completing the announced financing transaction or securing alternative financing, we may be required to cease operations, and our common stock will have no value.

WE HAVE INCURRED SUBSTANTIAL LOSSES AND WE MAY NEVER BECOME PROFITABLE

We have incurred substantial net losses and experienced negative cash flow, and we expect our operating losses and negative cash flow to continue. Although our revenues have increased over the past years, we may not be able to sustain future revenue growth. In addition, our expenses continue to increase as we expand our sales and marketing efforts, increase the number of employees and invest in an expansion of services and product development. Further, as of March 31, 2001, we had an accumulated deficit of $467,404,000. Accordingly, we cannot offer any assurances that revenues will ever exceed expenses or that we will become profitable.

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

                           FORWARD-LOOKING STATEMENTS

         This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed in "Risk Factors" of our annual report on Form 10-K filed on April 2, 2001 and those under Additional Factors That May Affect Our Future Results.

         The words "believe", "may", "will", "should", "anticipate", "estimate", "expect", "intends", "objective" or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK

         None.

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

We filed suit against Infinite Pictures, Inc. (now iMove) of Portland, Oregon in October of 1996. We claimed that Infinite Pictures' SmoothMove and RealWorld Navigation Design Series products infringed our U.S. Patent No. 5,185,667. In April 1999, the jury found for the plaintiff, Internet Pictures, unanimously on all counts of the verdict and awarded damages of one million dollars ($1,000,000) to Internet Pictures. The court entered a final judgment and a permanent injunction against Infinite Pictures to prevent further marketing of products based on the infringing technology following the jury's verdict. In September 2000, the court denied Infinite Pictures' motions for a new trial and validated the jury's verdict for us.

         - The court confirmed IPIX's exclusive patent rights within the United States covering the transformation of fisheye photographic images into perspective corrected images that forms the core technology behind dynamic 360(Degree) navigable images.

         - Judgment is entered in favor of plaintiff IPIX and against defendant Infinite Pictures and defendant Bill Tillman of Grafic Efx in the sum of $1,000,000 plus interest from August 1, 1996.

         - Infinite Pictures shall bear the cost incurred by IPIX in this litigation.

A copy of the judgment can be found at
http://www.ipix.com/aboutus/press/092600a.html

         Infinite Pictures filed an appeal brief during the first quarter of 2001 and posted a bond. Since then, Infinite Pictures has made overtures for settlement, but negotiations have not begun in earnest.

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

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.       Exhibits

      EXHIBIT
      NUMBER      DESCRIPTION
      -------     -----------
         10.1     Acquisition Agreement dated January 12, 2001 between Internet
                  Pictures Corporation and Homestore Virtual Tours, Inc.
                  (incorporated herein by reference to Form 8-K filed on January
                  29, 2001).

         10.2     License Agreement dated January 12, 2001 between Internet
                  Pictures Corporation and Homestore Virtual Tours, Inc.
                  (incorporated herein by reference to Form 10-K filed with the Commission on April 2, 2001).

b.       Reports on Form 8-K

         (1) January 29, 2001; Item 2; including Unaudited Pro Forma Consolidated Balance Sheets and Unaudited Pro Forma Consolidated Statements of Operations

                          INTERNET PICTURES CORPORATION

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 15, 2001                  INTERNET PICTURES CORPORATION
                                            (Registrant)



                                               /s/ John J. Kalec
                                            ------------------------------------
                                            John J. Kalec
                                            Authorized Officer
                                            Chief Financial Officer and
                                            Chief Accounting Officer

                          INTERNET PICTURES CORPORATION

                         INDEX TO EXHIBITS FOR FORM 10-Q

                        FOR QUARTER ENDED MARCH 31, 2001

      EXHIBIT
       NUMBER     DESCRIPTION
      -------     -----------
         10.1     Acquisition Agreement dated January 12, 2001 between Internet
                  Pictures Corporation and Homestore Virtual Tours, Inc.
                  (incorporated herein by reference to Form 8-K filed on January
                  29, 2001).

         10.2     License Agreement dated January 12, 2001 between Internet
                  Pictures Corporation and Homestore Virtual Tours, Inc.
                  (incorporated herein by reference to Form 10-K filed with the Commission on April 2, 2001).