Form 10-K/A
period 2000-12-31
INTERNET PICTURES CORP
filed 2001-06-01
CIK 1088022

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2
                                   (Mark One)

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2000
                          ---------------------
OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ____________________


Commission file number   00-26363
                       ------------

                          INTERNET PICTURES CORPORATION

             (Exact name of registrant as specified in its charter)

             DELAWARE                                         52-2213841
----------------------------------------                   -----------------
    State or other jurisdiction                             (IRS Employer
    incorporation or organization                           Identification No.)

               1009 Commerce Park Drive Oak Ridge, Tennessee   37830
               --------------------------------------------------------
               (Address of principal executive offices)      (Zip Code)

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

EXPLANATORY NOTE: THIS FORM 10-K/A AMENDMENT NO. 2 IS BEING FILED IN ORDER TO AMEND INFORMATION PREVIOUSLY PROVIDED IN THE EXECUTIVE COMPENSATION TABLE LOCATED IN PART III, ITEM 11.

                                    PART III

ITEM 11. EXECUTIVE COMPENSATION

         The table below sets forth summary compensation information for each of the last two fiscal years with regard to our chief executive officer and our four other most highly compensated executive officers who are referred to as named officers.

Executive Compensation Table

           ------------------------------------------------------------------------------------------------------------
           ------------------------------------------------------------------------------------------------------------
                                                                        ANNUAL COMPENSATION
            -----------------------------------------------------------------------------------------------------------
                                                                                         LONG-TERM
           ------------------------------------------------------------------------------------------------------------
                                                                                       COMPENSATION
           ------------------------------------------------------------------------------------------------------------
                                                                                 RESTRICTED   SECURITIES
           ------------------------------------------------------------------------------------------------------------
                                                       FISCAL YEAR                 STOCK      UNDERLYING    ALL OTHER
           ------------------------------------------------------------------------------------------------------------
            NAME AND PRINCIPAL POSITION                  SALARY        BONUS       AWARDS      OPTIONS     COMPENSATION
           ------------------------------------------------------------------------------------------------------------

           James M. Phillips (1)               2000     $424,992      $250,000    $  --           --      $  22,487(2)
           -------------------------------------------------------------------------------------------------------------
             Former Chairman and Chief         1999      393,044       550,000       --           --        338,010(3)
             Executive Officer
           -------------------------------------------------------------------------------------------------------------
           -------------------------------------------------------------------------------------------------------------
           Donald W. Strickland (4)            2000      194,385(5)         --       --           --           --
           -------------------------------------------------------------------------------------------------------------
             President and Chief Executive     1999        --               --       --           --           --
             Officer
           -------------------------------------------------------------------------------------------------------------
           -------------------------------------------------------------------------------------------------------------
           John J. Kalec (6)                   2000      239,747        75,000       --           --           --
           -------------------------------------------------------------------------------------------------------------
           Former Chief Financial Officer      1999      176,532       200,000       --           --           --
           -------------------------------------------------------------------------------------------------------------
           -------------------------------------------------------------------------------------------------------------
           Steve Hicks (7)                     2000      220,357        25,000       --           --           --
           -------------------------------------------------------------------------------------------------------------
                                               1999        --               --       --           --           --
           -------------------------------------------------------------------------------------------------------------
           -------------------------------------------------------------------------------------------------------------
           Matthew S. Heiter                   2000      244,794            --       --           --           --
           -------------------------------------------------------------------------------------------------------------
                                               1999        --               --       --           --           --
           -------------------------------------------------------------------------------------------------------------
           -------------------------------------------------------------------------------------------------------------
           Jeffrey D. Peters (8)               2000      292,624        75,000       --           --           --
           -------------------------------------------------------------------------------------------------------------
                                               1999      302,626       200,000       --           --         18,442(9)
           -------------------------------------------------------------------------------------------------------------
           -------------------------------------------------------------------------------------------------------------
           Mark R. Searle (10)                 2000      115,558            --       --           --           --
           -------------------------------------------------------------------------------------------------------------
                                               1999      137,500            --       --           --           --
           -------------------------------------------------------------------------------------------------------------


----------

      (1) Mr. Phillips resigned as our chairman and chief executive officer on May 25, 2001, but continues to serve as a consultant.
      (2) This amount primarily consists of life insurance premiums we paid on behalf of Mr. Phillips.
      (3) This amount represents a relocation expense of $190,794 and life insurance premiums of $24,195 we paid on behalf of Mr. Phillips.
      (4) Mr. Strickland was named our chief executive officer effective as of May 25, 2001.
      (5)   Mr. Strickland joined us in April 2000.
      (6) Mr. Kalec resigned as our chief financial officer effective as of May 31, 2001.
      (7) Mr. Hicks served as our chief administrative officer from February 2000 to May 2001.
      (8) Mr. Peters resigned as our president and chief operating officer in September, 2000, but continues to serve as a consultant.
      (9) This amount represents a relocation expense we paid on behalf of Mr. Peters.
      (10)  Mr. Searle resigned as our chief operating officer in May 2000.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          INTERNET PICTURES CORPORATION


                                          By: /s/ Donald W. Strickland
                                             ---------------------------------
                                          Donald W. Strickland
                                          President and Chief Executive Officer

                                          Date: June 1, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                                  DATE

/s/        *                Chairman of the Board and Chief        June 1, 2001
--------------------------  Executive Officer                      ------------
   James M. Phillips

/s/ Donald W. Strickland    President and Chief Operating Officer  June 1, 2001
--------------------------                                         ------------
  Donald W. Strickland

/s/        *                Chief Financial Officer (Chief         June 1, 2001
--------------------------  Accounting Officer)                    ------------
     John J. Kalec

/s/        *                Director                               June 1, 2001
--------------------------                                         ------------
   Michael D. Easterly

/s/        *                Director                               June 1, 2001
--------------------------                                         ------------
    John S. Hendricks

/s/        *                Director                               June 1, 2001
--------------------------                                         ------------
   Laban P. Jackson, Jr.

/s/        *                Director                               June 1, 2001
--------------------------                                         ------------
      John Moragne

/s/        *                Director                               June 1, 2001
--------------------------                                         ------------
      John H. Trezevant

*By: /s/ Donald W. Strickland
    -------------------------
    Donald W. Strickland
    Power of Attorney