Form 10-K/A
period 2000-12-31
INTERNET PICTURES CORP
filed 2001-08-07
CIK 1088022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 3

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

                        Commission file number 00-26363
                                               --------



                          INTERNET PICTURES CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                               52-2213841
-----------------------------                                -----------------
 State or other jurisdiction                                   (IRS Employer
incorporation or organization                                Identification No.)

                1009 Commerce Park Drive
                  Oak Ridge, Tennessee                             37830
--------------------------------------------------------------------------------
       (Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code (865) 482-3000
                                                           --------------

        Securities registered pursuant to Section 12(b) of the Act: None.

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

         (c) This Form 10-K/A (Amendment No. 3) is being filed solely to update Exhibit 10.16 (which Exhibit was originally filed with the SEC on April 2, 2001) by adding Schedule 6.1 thereto because the Registrant no longer seeks confidential treatment for that schedule. Confidential treatment has been granted by the Securities and Exchange Commission for the redacted portions of Exhibit 10.16 hereto.

Exhibit
Number   Description
------   -----------

10.16*   License Agreement dated January 12, 2001 between Internet Pictures
         Corporation and Homestore Virtual Tours, Inc. (Exhibit was originally filed with the SEC on April 2, 2001)

* Confidential treatment with respect to certain portions of the exhibit has been granted by the Securities and Exchange Commission.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    INTERNET PICTURES CORPORATION



                                    By: /s/ Donald W. Strickland
                                        ----------------------------------------
                                    Donald W. Strickland
                                    President and Chief Executive Officer

                                    Date:  August 7, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                              DATE

/s/            *                      Chairman of the Board and Chief    August 7, 2001
----------------------------------    Executive Officer
       James M. Phillips

/s/            *                      President and Chief Operating      August 7, 2001
----------------------------------    Officer
      Donald W. Strickland

/s/            *                      Chief Financial Officer (Chief     August 7, 2001
----------------------------------    Accounting Officer)
         John J. Kalec

/s/            *                      Director                           August 7, 2001
----------------------------------
       Michael D. Easterly

/s/            *                      Director                           August 7, 2001
----------------------------------
        John S. Hendricks

/s/            *                      Director                           August 7, 2001
----------------------------------
      Laban P. Jackson, Jr.

/s/            *                      Director                           August 7, 2001
----------------------------------
          John Moragne

/s/            *                      Director                           August 7, 2001
----------------------------------
      John H. Trezevant


*By: /s/ Donald W. Strickland
     ----------------------------------
          Donald W. Strickland
           Power of Attorney