Form 10-Q
period 2001-06-30
INTERNET PICTURES CORP
filed 2001-08-14
CIK 1088022

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarter ended June 30, 2001     Commission File No. 000-26363

                          INTERNET PICTURES CORPORATION
             (Exact name of registrant as specified in its charter)


            DELAWARE                                   52-2213841
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

                              3160 CROW CANYON ROAD
                           SAN RAMON, CALIFORNIA 94583
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, ZIP CODE)


       Registrant's telephone number, including area code: (925) 242-4002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

67,054,970 shares of $0.001 par value common stock outstanding as of July
31,2000

Page 1 of 24
Exhibit Index on Page 24

                          INTERNET PICTURES CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2001

                                      INDEX

PART I--FINANCIAL INFORMATION.................................................3

   Item 1.     Consolidated Financial Statements..............................3

   Item 2.     Management's Discussion and Analysis Of Financial Condition
                  and Results Of Operations..................................12

PART II -- OTHER INFORMATION.................................................20

   Item 1.     Legal Proceedings.............................................20

   Item 2.     Changes In Securities And Use Of Proceeds.....................20

   Item 3.     Defaults Upon Senior Securities...............................21

   Item 4.     Submission Of Matters To A Vote Of Security Holders...........22

   Item 5.     Other Information.............................................22

   Item 6.     Exhibits And Reports On Form 8-K..............................22

Signatures...................................................................23

Exhibit Index................................................................24

PART I--FINANCIAL INFORMATION

ITEM 1.      CONSOLIDATED FINANCIAL STATEMENTS

                          INTERNET PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                      December 31,   June 30,
                                                                                          2000         2001
                                                                                        ---------    ---------
                                                                                           (1)      (unaudited)
(In thousands, except share and per share amounts)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ...........................................................   $   5,322    $   5,620
Securities available-for-sale .......................................................       5,713           --
Accounts receivable, net of allowance for doubtful accounts of
    $4,617 at December 31, 2000 and $2,790 at June 30, 2001 (unaudited) .............      13,732        4,554
Inventory, net of reserve for obsolescence of $203 at December 31, 2000 and
    $404 at June 30, 2001 (unaudited) ...............................................       1,061          361
Prepaid expenses and other current assets ...........................................       6,790        4,697
                                                                                        ---------    ---------
       Total current assets .........................................................      32,618       15,232

Property and equipment, net .........................................................      20,965        6,872
Other assets ........................................................................       1,555          152
Goodwill and other intangible assets ................................................       5,476        4,259
                                                                                        ---------    ---------
       Total assets .................................................................   $  60,614    $  26,515
                                                                                        =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable ....................................................................   $   4,077    $   3,988
Accrued liabilities .................................................................      16,682       15,930
Deferred revenue ....................................................................       9,077          889
Current portion of promissory note and obligations under capital leases .............       1,608        1,550
                                                                                        ---------    ---------
       Total current liabilities ....................................................      31,444       22,357
                                                                                        ---------    ---------

Promissory notes and obligations under capital leases, net of current portion .......         957          897

Commitments and contingencies (Note 8)                                                         --           --

Warrants and beneficial conversion feature of convertible note ......................          --       10,000

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value: ..................................................          --           --
   Authorized:  5,001,100 at December 31, 2000 and June 30, 2001 (unaudited)
   No shares issued or outstanding at December 31, 2000 and June 30, 2001 (unaudited)
Class B common stock, $0.0001 par value: ............................................          --           --
   Authorized:  7,421,536 at December 31, 2000 and June 30, 2001 (unaudited)
   Issued and outstanding:  4,041,725 at December 31, 2000 and June 30, 2001
                           (unaudited)
Common stock, $0.001 par value: .....................................................          59           63
   Authorized:  150,000,000 at December 31, 2000 and June 30, 2001 (unaudited)
   Issued and outstanding:  59,464,024 at December 31, 2000 and 63,013,245 at June
   30, 2001 (unaudited)
Additional paid-in capital ..........................................................     484,098      482,098
Notes receivable from stockholders ..................................................      (2,349)        (225)
Unearned stock-based compensation ...................................................      (3,361)        (800)
Accumulated deficit .................................................................    (450,296)    (487,019)
Accumulated other comprehensive income (loss) .......................................          62         (856)
                                                                                        ---------    ---------
       Total stockholders' equity (deficit) .........................................      28,213       (6,739)
                                                                                        ---------    ---------
       Total liabilities and stockholders' equity (deficit) .........................   $  60,614    $  26,515
                                                                                        =========    =========

(1) The December 31, 2000 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                            Three months ended      Six months ended
                                                  June 30,               June 30,
                                           --------------------    --------------------
In thousands, except per share data          2000        2001        2000        2001
                                           --------    --------    --------    --------
                                                (unaudited)             (unaudited)
Revenues:
Products                                   $ 13,482    $  4,203    $ 21,765    $ 11,825
Services                                      2,007       3,760       2,007       5,661
                                           --------    --------    --------    --------
                                             15,489       7,963      23,772      17,486
Cost of revenues:
Products                                      7,288       2,036      12,054       5,502
Services                                        730       1,386         730       2,665
                                           --------    --------    --------    --------
                                              8,018       3,422      12,784       8,167

 Gross profit                                 7,471       4,541      10,988       9,319
                                           --------    --------    --------    --------
Operating expenses:
Sales and marketing                          22,992       5,207      38,499      14,926
Research and development                      4,072       1,515       6,437       3,987
General and administrative                    5,711       2,726      11,059       6,384
Stock-based compensation                      4,806       2,819       7,580       4,037
Goodwill amortization                        18,710         608      18,710       1,216
Restructuring and impairment                     --       7,193          --      10,193
Bad debt expense                                104       3,057         234       3,213
Loss on disposal of assets                       --          --          --       1,769
Merger expenses                                  --          --      15,175          --
                                           --------    --------    --------    --------
Total operating expenses                     56,395      23,125      97,694      45,725

Other income(expense):
Interest expense                               (187)       (938)       (207)      (1005)
Other                                         1,177         (93)      2,089        (213)
                                           --------    --------    --------    --------
Loss before extraordinary items             (47,934)    (19,615)    (84,824)    (37,624)

Extraordinary gain                               --          --          --         901
                                           --------    --------    --------    --------
Net loss                                   $(47,934)   $(19,615)   $(84,824)   $(36,723)
                                           ========    ========    ========    ========
Basic and diluted loss per common share:
Loss before extraordinary items            $  (0.84)   $  (0.30)   $  (1.64)   $  (0.58)
Extraordinary gain                               --          --          --    $    .01
                                           --------    --------    --------    --------
Net loss (Note 3)                          $  (0.84)   $  (0.30)   $  (1.64)   $  (0.57)
                                           ========    ========    ========    ========





See accompanying notes to the unaudited condensed consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Six months ended
                                                                                     June 30,
                                                                                2000        2001
                                                                              --------    --------
In thousands                                                                      (unaudited)

Cash flows from operating activities:
Net loss                                                                      $(84,824)   $(36,723)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization                                                   20,214       3,146
Provision for doubtful accounts receivable                                       1,013      (1,827)
Loss on disposal of assets                                                          --       1,769
Accretion of available-for-sale securities                                         261          (5)
Non-cash interest expense related to amortization of discount attributable
     to beneficial conversion feature of debt and warrants                          --         805
Provision for inventory obsolescence                                               213         201
Non-cash compensation expense                                                    7,580       6,161
Impairment loss                                                                     --       1,122
Extraordinary gain                                                                  --        (901)
Changes in operating assets and liabilities:
   Accounts receivable                                                          (5,233)      4,161
   Inventory                                                                       (42)        499
   Prepaid expenses and other current assets                                     1,044        (990)
   Other assets                                                                   (195)      1,019
   Accounts payable                                                             (2,421)       (210)
   Accrued expenses                                                             12,346       1,779
   Deferred revenue                                                              2,658        (545)
                                                                              --------    --------
      Net cash used in operating activities                                    (47,386)    (20,539)
                                                                              --------    --------
Cash flows from investing activities:

Purchases of furniture and equipment                                            (7,558)       (154)
Proceeds from sale of assets                                                        --       8,577
Purchases of securities available-for-sale                                     (18,063)         --
Maturities of securities available-for-sale                                     28,408       6,000
Acquisitions, net of cash acquired                                              (6,123)         --
                                                                              --------    --------
      Net cash (used in) provided by investing activities                       (3,336)     14,423
                                                                              --------    --------
Cash flow from financing activities:

Repayments of capital lease obligation and notes payable                       (10,001)       (849)
Net Proceeds from convertible promissory note and warrants                          --       9,277
Proceeds from issuance of common stock                                          69,601          --
Proceeds from exercise of stock options                                          1,062          25
Distribution to stockholders                                                        --        (839)
Notes payable to stockholders                                                   (1,934)         --
                                                                              --------    --------
      Net cash provided by financing activities                                 58,728       7,614
                                                                              --------    --------
Effect of exchange rate changes on cash                                             26      (1,200)
                                                                              --------    --------
Net increase in cash and cash equivalents                                        8,032         298
Cash and cash equivalents, beginning of period                                  18,627       5,322
                                                                              --------    --------
Cash and cash equivalents, end of period                                      $ 26,659    $  5,620
                                                                              ========    ========



No income tax payments were made in either period presented. Interest paid for the six months ending June 30, 2000 and 2001 was $206 and $119, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Internet Pictures Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada), Inc., PW Technology, Inc. and Internet Pictures Japan KK. The consolidation of these entities will collectively be referred to as the Company. All significant intercompany balances and transactions have been eliminated. These financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the audited financial statements of the Company as of and for the period ended December 31, 2000. The information furnished reflects all adjustments which management believes are necessary for a fair presentation of the Company's financial position as of June 30, 2001 and the results of its operations and its cash flows for the six month periods ended June 30, 2000 and 2001. All such adjustments are of a normal recurring nature.

2.  RESULTS OF OPERATIONS

The results of operations for the three month periods and the six months periods ended June 30, 2000 and 2001, are not necessarily indicative of the results to be expected for the respective full years.

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

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

In thousands, except per share data

                                           THREE MONTHS ENDED      SIX MONTHS ENDED
                                                 JUNE 30,               JUNE 30,
                                             2000       2001       2000       2001
                                           ---------  ---------  ---------  ---------
NUMERATOR:
Loss before extraordinary item applicable
   to common stock                         $(47,934)  $(19,615)  $(84,824)  $(37,624)

DENOMINATOR:
Weighted average shares outstanding          56,841     65,351     51,742     64,548

LOSS PER SHARE BEFORE EXTRAORDINARY ITEM:
Basic and diluted                          $  (0.84)  $  (0.30)  $  (1.64)  $  (0.58)

4.  RESTRUCTURING AND IMPAIRMENT

During the first quarter of 2001, the Company recorded a restructuring charge of $1,878,000 consisting of expenses associated with a reduction in our workforce, lease obligations for vacated offices and a write down of abandoned office equipment of $1,122,000 to its net realizable value.

During the second quarter of 2001, the Company recorded a restructuring charge of $7,193,000 as a result of continued efforts to align our business strategy toward higher margin business. The costs primarily consist of severance payments, termination benefits associated with a reduction in our work force, facility closure costs and other contractual obligations.

Included in the second quarter restructuring is $1,300,000 related to a severance liability for our former Chief Executive Officer, James M. Phillips. At June 30, 2001 the unpaid liability is $1,100,000, which is to be paid in installments ending in September of 2003. As further consideration for Mr. Phillips' separation agreement, the Company forgave a loan from the Company to Mr. Phillips and the related interest aggregating $2,193,000.

5. DISPOSAL OF ASSETS

A subsidiary of Homestore.com purchased certain assets from us pursuant to the terms of an acquisition agreement dated January 12, 2001. Under the terms of the acquisition agreement, the subsidiary of Homestore.com purchased certain computers, furniture, fixtures and equipment and certain sales contracts with residential real estate brokers and agents. We used these assets in our operations providing virtual tours of residential real estate properties. As part of the acquisition, Homestore.com's subsidiary hired certain sales force and customer service personnel. The purchase price for these assets was $12,000,000 in cash, of which $155,000 was paid directly to a lessor for certain capital lease obligations, $7,454,000 was deposited into control accounts for deferred revenue obligations and the remainder, $4,391,000, was paid to the Company. We also granted

Homestore.com's subsidiary an exclusive domestic license of certain of iPIX's virtual tour technology for the residential real estate market.

In accordance with the January 12, 2001 purchase transaction, we agreed to negotiate one remaining residential real estate contract with RETT f/k/a National Reality Trust. Homestore.com's subsidiary, and IPIX settled on March 3, 2001 the remaining obligation of the contract for which we received $1,935,500.

The Company recorded an extraordinary gain of $901,000 resulting in the disposal of assets used to provide tours of residential real estate properties that were related to the pooling of the Interactive Pictures Corporation and bamboo.com and the cash received from the January 12, 2001 agreement.

The remaining residential real estate related assets that were unrelated to the pooling of Interactive Pictures Corporation and bamboo.com were recorded as a loss on the disposal of assets of $1,769,000.

6.   STOCK-BASED COMPENSATION

Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant, to the amortization of the fair value of warrants issued to non-employees and to the amortization of the fair value of restricted stock granted to employees. The related compensation is amortized over the vesting period of the options or stock grants. Expenses related to the warrants are amortized over the term of the agreements to which they relate. The following presents, for the periods indicated, the charges that have been excluded from the following captions:

                                   Three months ended      Six months ended
                                         June 30,              June 30,
                                   ------------------     ------------------
In thousands                        2000        2001       2000        2001
                                   -------    -------     -------    -------
                                       (unaudited)           (unaudited)
Cost of revenues                   $     5    $    15     $    85    $   104
Sales and marketing                  4,679        641       6,238      1,358
Research and development                67        251         905        539
General and administrative              55      1,912         352      2,035
                                   -------    -------     -------    -------
                                   $ 4,806    $ 2,819     $ 7,580    $ 4,037
                                   =======    =======     =======    =======

7.  DISTRIBUTION TO STOCKHOLDERS

On May 10, 2001, the Company issued one million nine hundred (1,900,000) shares of iPIX common stock to six iPIX stockholders (the "Stockholders") in exchange for the termination of certain obligations arising under (i) the merger agreement between Internet Pictures Corporation and TBI Imaging, Inc. and (ii) the merger agreement between Internet Pictures Corporation and Opticom Corporation, each dated March 16, 2000. Concurrent with the above transaction, the Company distributed all of the outstanding shares of Imaging Services Corporation, a wholly-owned subsidiary, and certain related assets to the Stockholders. As a result of the transaction, the Company recorded a distribution to stockholders of $2,979,000 which resulted in a reduction in additional paid in capital.

8.  COMMITMENTS AND CONTINGENCIES

On May 10, 2001, Stanley Fry, Woodhaven Venture Partners, L.P., Cyrus Greg, Patrick Oliver and related entities, all of whom are former stockholders of PictureWorks Technology, Inc. (which the Company acquired in April 2000) filed a lawsuit in the Delaware Chancery Court alleging causes of action for failure to timely issue stock certificates and breach of contract. An unspecified amount of damages is sought. We believe that the plaintiffs' claims are without merit, and we intend to vigorously defend against these claims.

Please reference Legal Proceedings in our Annual Report on Form 10K for the fiscal year ended December 31, 2000 for additional disclosures.

The Company is subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact on the financial condition, results of operations or cash flows of the Company.

If the plaintiffs in any of these cases were to prevail in their action, our financial condition, results of operations and cash flows could be materially adversely affected.

9.  SEGMENTS

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

Information about reported segments is as follows:

                                  Three months ended     Six months ended
                                        June 30,              June 30,
                                   -----------------     -----------------
In thousands                       2000        2001       2000        2001
                                  -------    -------     -------    -------
                                      (unaudited)           (unaudited)
Revenues:
Products                          $13,482     $4,203     $21,765    $11,825
Services                            2,007      3,760       2,007      5,661
  Total                           -------    -------     -------    -------
                                  $15,489     $7,963     $23,772    $17,486
                                  =======    =======     =======    =======
Cost of revenues:
Products                           $7,288     $2,036     $12,054     $5,502
Services                              730      1,386         730      2,665
  Total                           -------    -------     -------    -------
                                   $8,018     $3,422     $12,784     $8,167
                                  =======    =======     =======    =======


Long-lived asset information by geographic area is as follows:

In thousands

                                            December 31,    June 30,
                                               2000           2001
                                              ------        -------
                      LONG-LIVED ASSETS:
                      Foreign..........      $ 3,285        $    60
                      United States....       17,680          6,812
                                              ------        -------
                                             $20,965        $ 6,872
                                              ======        =======


10.  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FAB issued Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS142), Goodwill and Other Intangible Assets. FAS 141 supercedes APB 16, Business Combinations and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost.

The most significant changes made by FAS 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether intangible assets acquired in a business combinations should be recognized separately from goodwill. FAS 141 is effective for all business combinations (as defined in the statement) initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 1, 2001 or later). The Company does not expect adoption of FAS 141 to have a material impact on the Company's reported results of operations, financial position or cash flows.

FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). FAS 142 supercedes AFB 17, Intangible Assets. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been issued previously. The Company does not expect adoption of FAS 142 to have a material impact on the Company's reported results of operations, financial position or cash flows.

11.  CONVERTIBLE PROMISSORY NOTE AND WARRANTS

On May 14, 2001, the Company executed definitive agreements with Paradigm Capital Partners and Memphis Angels, LLC for an investment by the parties into the Company of up to $30 million. The agreement calls for the investment to occur in two tranches (the "Purchase Agreement"). Tranche A consists of a $10 million convertible note and warrants, Tranche B is scheduled to close after the annual shareholder meeting that will occur on August 22, 2001 and may include up to an additional $20 million in convertible preferred stock, which may convert into common stock at a rate of 80 common shares per preferred share. Proceeds of the investment will be used for sales and marketing efforts, research and development and general working capital purposes. Pursuant to the Purchase Agreement, the Company issued to Image Investor Portfolio, a separate series of Memphis Angels, LLC its $10,000,000 convertible promissory note (the "Note"). The Note is due and payable with accrued interest at a rate of 8% on the earlier of (a) August 14, 2002 or (b) the termination of the Purchase Agreement. The Note and accrued interest are scheduled to convert into preferred stock as part of the closing of Tranche B. The Company has also issued three warrants (Warrant 1, Warrant 2 and Warrant 3) to Paradigm Capital Partners and Memphis Angels, LLC. Warrant 1 entitles the holder to subscribe for and purchase 150,000 shares of Series B Preferred Stock at $20 per share and is exercisable at any time before the expiration date of May 14, 2006. Warrant 2 entitles the holder to subscribe for and purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006. Warrant 3 entitles the holder to subscribe for and purchase 1,000,000 shares of Series B Preferred Stock at $20 per share and is exercisable at any time before the expiration date of August 29, 2002.

Due to the warrants issued in conjunction with the convertible promissory note, based on APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the entire proceeds from the convertible promissory note, $10,000,000, were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. During the second quarter of 2001, the Company recorded $805,000 as interest expense related to the accretion of the convertible promissory note to its face value over the fifteen month period on the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Internet Pictures Corporation (iPIX(R)) provides mission critical imaging solutions to facilitate commerce, communication and entertainment. The Company's solutions include the capture, processing, management and distribution of images and related data. iPIX solutions create and manage a rich variety of media including still images, 360(degree) by 360(degree) immersive images, video, animation, text and audio. A broad array of industries -- including real estate, auctions, travel, government, education, automotive, sports and entertainment -- are capitalizing on iPIX dynamic imaging to give viewers more information, more interaction and a richer online experience. 80% of Media Metrix's top ten Web properties use iPIX to make their sites more dynamic. The Company is headquartered in Oak Ridge, Tennessee, with co-headquarters in San Ramon, California. We are the result of the merger of Interactive Pictures and bamboo.com on January 19, 2000. Interactive Pictures was founded in 1986 at the Oak Ridge National Laboratory in Tennessee to develop remote robotic systems for the United States Department of Defense, the Department of Energy, NASA and other governmental agencies. bamboo.com was founded in 1995 in Toronto, Canada to provide virtual tours of online residential real estate listings.

In April of 2000, we acquired PictureWorks Technology, which developed our open imaging platform, Rimfire, which allows business to business and business to consumer internet sites to quickly and easily capture, manage and distribute images and other forms of media directly from site viewers via live Web pages. With Rimfire, site end-users can easily publish still digital media to the Web with simple drag-and-drop image submission. The iPIX open imaging platform solves the most common problems associated with user-supplied media by simplifying the tasks and the process for the user and the Web site. For example, with Rimfire, eBay is able to allow their users to instantly add photos directly to their listings from the "Sell Your Item" form online. The photos are automatically sized, formatted and delivered to the eBay Web site to the standards pre-set by eBay.

Utilizing our Rimfire infrastructure products and services, we provide end-to-end solutions to customers who request digital media content to be hosted and distributed to the Internet. Revenues associated with the hosting services are recognized ratably over the hosting and distribution term. We also generate revenues from our sale of digital media content as well as iPIX keys and iPIX kits. Sales of immersive images, iPIX kits and iPIX keys are recognized upon delivery to the customer. We calculate a provision for returns based on historical experience and make appropriate reserves at the time revenues are recognized. To date, returns have been insignificant.

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percent relationship to total revenues of select items in our statements of operations.

                                          Three months ended      Six months ended
                                                June 30,              June 30,
                                          ------------------     ------------------
                                           2000        2001       2000        2001
                                          -------    -------     -------    -------
                                              (unaudited)           (unaudited)
Revenues                                     100%       100%        100%       100%

Cost of revenues                              52%        43%         54%        47%
                                          -------    -------     -------    -------
 Gross profit                                 48%        57%         46%        53%
                                          -------    -------     -------    -------
Operating expenses:
Sales and marketing                          148%        65%        162%        85%
Research and development                      26%        19%         27%        23%
General and administrative                    37%        34%         47%        37%
Stock-based compensation                      31%        35%         32%        23%
Goodwill amortization                        121%         8%         79%         7%
Restructuring and impairment                   0%        90%          0%        58%
Bad debt expense                               1%        38%          1%        18%
Loss on disposal of assets                     0%         0%          0%        10%
Merger expenses                                0%         0%         64%         0%
                                          -------    -------      -------   -------
Total operating expenses                     364%       290%        411%       261%

Loss from operations                       (316)%     (233)%      (365)%     (208)%

Other income(expense), net                     6%      (13)%          8%       (7)%
                                          -------    -------     -------    -------
Loss before extraordinary items            (310)%     (246)%      (357)%     (215)%

Extraordinary gain                             0%         0%          0%         5%
                                           -------    -------    -------    -------
Net loss                                   (310)%     (246)%      (357)%     (210)%
                                          =======    =======     =======    =======

QUARTER ENDED JUNE 30, 2001 COMPARED TO THE QUARTER ENDED JUNE 30, 2000

Revenues. Total revenues decreased to $7,963,000 in the second quarter of 2001, compared to $15,489,000 in the second quarter of 2000, a decrease of $7,526,000 or 49%. This decrease was due primarily to a decrease of $6,791,000 in sales of full service virtual tours. As part of the sale of assets to Homestore.com during the first quarter of 2001, we no longer directly sell full service virtual tours of iPIX keys to customers in the residential real estate market. The second quarter 2001 revenues of $7,963,000 included $5,806,000 from the sale of our technology products and services and $2,157,000 related to full service virtual real estate tours. We do not expect to generate significant future revenues from the sale of virtual real estate tours in the US residential markets. Instead, we have an agreement with Homestore.com whereby we will provide certain processing, hosting and distribution services for Homestore.com and we will receive transaction fees and royalties.

Cost of Revenues. In the three months ended June 30, 2000, cost of revenues consisted of our direct expenses associated with the capture, processing, hosting and distribution of virtual tours, the costs of the digital camera and related components included in an iPIX kit and infrastructure and bandwidth costs related to Rimfire revenues. Cost of revenues decreased to $3,422,000 in the second quarter of 2001, compared to $8,018,000 in the second quarter of 2000, a decrease of $4,596,000. Cost of revenues as a percentage of total revenues decreased from 52% in the second quarter of 2000 to 43% in the second quarter of 2001. This decrease was the result of a lower volume of virtual tour deliveries and the increase in higher margin Rimfire based revenue.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales, business development and field operations personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses and trademark licensing. Sales and marketing expenses decreased to $5,207,000 in the second quarter of 2001, compared to $22,992,000 in the second quarter of 2000, a decrease of $17,785,000, or 77%. This decrease is due primarily to our decision to sell more of our products and services through various third parties, such as equipment manufactures, and become less reliant upon a worldwide direct sales force. As a result, we had a significant reduction in our sales force and field operations personnel, decreased costs relating to technology access and sponsorship fees and decreased advertising and branding expenses.

Research and Development. Research and development expenses consist primarily of personnel costs and fees paid to third party developers. Research and development expenses decreased to $1,515,000 in the second quarter of 2001, compared to $4,072,000 in the second quarter of 2000, a decrease of $2,557,000, or 63%. This decrease was due primarily to decreased personnel and related costs as a result of our reduction in work force and the exit of the full service real estate business.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for professional services and general office and occupancy expenses. General and administrative expenses decreased to $2,726,000 in the second quarter of 2001, compared to $5,711,000 in the second quarter of 2000, a decrease of $2,985,000 or 52%. This decrease was due primarily to a decrease in personnel and related costs and professional services.

Stock-based Compensation. Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant. In addition, it also includes the amortization of the fair value of warrants and options issued to non-employees and restricted stock granted to employees. The related compensation is amortized over the vesting period of the options or stock grants. Expenses related to the warrants are amortized over the term of the agreements to which they relate. Stock-based compensation expense decreased from $4,806,000 in the second quarter of 2000, compared to $2,819,000 in the second quarter of 2001. The decrease is primarily related to the decrease in our stock price.

Goodwill Amortization. Amortization of intangible assets was $608,000 in the second quarter 2001, compared to $18,710,000 in the second quarter of 2000. The amortization was a result of goodwill associated with the acquisitions during the second quarter of 2000. The decrease is related to the impairment charge taken in the fourth quarter of 2000 of $176,831,000 related to the goodwill.

Restructuring and Impairment Charges. During the second quarter of 2001, the Company recorded a restructuring charge of $7,193,000 as a result of continued efforts to align our business strategy toward higher margin business. The costs primarily consist of severance payments, termination benefits associated with a reduction in our work force, lease terminations and facility closure costs.

Included in the restructuring charges is $1,300,000 related to a severance liability with former Chief Executive Officer, James M. Phillips. At June 30, 2001 the unpaid liability is $1,100,000, which is to be paid in installments ending in September of 2003. As further consideration for Mr. Phillips' separation agreement, the Company forgave a loan from the Company to Mr. Phillips and the related interest aggregating $2,193,000.

Bad Debt Expense. Bad debt expense was $3,057,000 in the second quarter of 2001, compared to $104,000 in the second quarter of 2000. The increase in bad debt expense was the result of non-payment by customers, now in financial difficulty, and our belief that certain former customers will not pay all of their obligations.

Other Income (Expense). Other income (expense) consists primarily of interest earned on cash and investments, interest paid on capital leases, interest accrued for the convertible promissory note and the accretion of the promissory note towards its face value. Other income (expense) decreased to $(1,031,000) in the second quarter of 2001, compared to $990,000 in the second quarter of 2000, a change of $2,021,000. This change was due primarily to decreased earnings on our cash investments related to a lower cash balance and interest expense related to the accretion of the promissory note. In the second quarter of 2001, the Company recorded non-cash interest expense of $805,000 related to the accretion of the promissory note to its face value.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

Revenues. Total revenues decreased to $17,486,000 in the six months ended June 30, 2001, compared to $23,772,000 in the six months ended June 30, 2000, a decrease of $6,286,000 or 26%. This decrease was due primarily to a decrease of $7,333,000 in sales of full service virtual tours coupled with an increase of $1,044,000 in non-real estate related revenues. For the six months ended June 30, 2001, revenues of $17,486,000 included $10,415,000 from the sale of our technology products and services and $7,071,000 related to full service virtual real estate tours. We do not expect to generate significant future revenues from the sale of virtual real estate tours in the US residential markets. Instead, we have an agreement with Homestore.com whereby we will provide certain processing, hosting and distribution services for Homestore.com and we will receive transaction fees and royalties.

Cost of Revenues. Cost of revenues decreased to $8,167,000 in the first half of 2001, compared to $12,784,000 in the first half of 2000, a decrease of $4,617,000. Cost of revenues as a percentage of total revenues decreased from 54% in the first half of 2000 to 47% in the first half of 2001. This decrease was the result of a lower volume of virtual tour deliveries and the increase in higher margin Rimfire based revenues.

Sales and Marketing. Sales and marketing expenses decreased to $14,926,000 in the six months ended June 30, 2001, compared to $38,499,000 in the six months ended June 30, 2000, a decrease of $23,573,000, or 61%. This decrease is due primarily to our decision to sell more of our products and services through various third parties, such as equipment manufacturers, and become less reliant upon a worldwide direct sales force. As a result, we had a significant reduction in our sales force and field operations personnel, decreased costs relating to technology access and sponsorship fees and decreased advertising and branding expenses.

Research and Development. Research and development expenses decreased to $3,987,000 in the first half of 2001, compared to $6,437,000 in the first half of 2000, a decrease of $2,450,000, or 38%. This decrease was due primarily to decreased personnel and related costs as a result of our reduction in work force and the exit of the full service real estate business.

General and Administrative Expenses. General and administrative expenses decreased to $6,384,000 in the six months ended June 30, 2001, compared to $11,059,000 in the six months ended June 30, 2000, a decrease of $4,675,000 or 42%. This decrease was due primarily to a decrease in personnel and related costs and professional services.

Stock-based Compensation. Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant, to the amortization of the fair value of warrants and options issued to non-employees and to the amortization of the fair value of restricted stock granted to employees. The related compensation is amortized over the vesting period of the options or stock grants. Expenses related to the warrants are amortized over the term of the agreements to which they relate. Stock-based compensation expense decreased from $7,580,000 in the first half of 2000, compared to $4,037,000 in the first half of 2001. The primary reason for the decrease is related to the decrease in our stock price.

Goodwill Amortization. Amortization of intangible assets was $1,216,000 in the first half of 2001, compared to $18,710,000 in the first half of 2000. The amortization was a result of goodwill associated with the acquisitions during the second quarter of 2000. The decrease is related to the impairment charge taken in the fourth quarter of 2000 of $176,831,000 related to the goodwill.

Merger Expenses. Merger expenses consist of costs incurred as a result of the merger of Interactive Pictures and bamboo.com that occurred on January 19, 2000. Merger expenses in the first half of 2000 were $15,175,000 and consisted primarily of underwriting, legal, accounting and printer's fees.

Extraordinary Gain. The extraordinary gain during the first six months of 2001 of $901,000 results from the sale of assets used to provide residential real estate virtual tours that were related to the pooling of Interactive Pictures Corporation and bamboo.com. The sale transaction took place within a year of the 2000 pooling transaction.

Loss on Disposal of Assets. The loss during the first six months of 2001 on the disposal of assets of $1,769,000 is the result of the sale of assets used to provide residential real estate virtual tours that consisted of the remaining residential real estate assets that were unrelated to the 2000 pooling of Interactive Pictures Corporation and bamboo.com.

Restructuring and Impairment Charges. During the first half of 2001, we recorded a restructuring charge of $9,071,000 consisting of expenses associated with a reduction in our workforce, lease obligations for vacated office and other contractual obligations. In addition to the restructuring, the Company wrote down abandoned office equipment of $1,122,000 to its net realizable value.

Included in the restructuring is $1,300,000 related to a severance liability with our former Chief Executive Officer, James M. Phillips. At June 30, 2001 the unpaid liability is $1,100,000, which is to be paid in installments ending in September of 2003. As further consideration for Mr. Phillips' separation agreement, the Company forgave a loan from the Company to Mr. Phillips and the related interest aggregating $2,193,000.

Bad Debt Expense. Bad debt expense was $3,213,000 in the first half of 2001, compared to $234,000 in the first half of 2000. The increase in bad debt expense was the result of non-payment by customers, now in financial difficulty, and our belief that certain former customers will not pay all of their obligations.

Other Income (Expense). Other income (expense) decreased to $(1,218,000) in the six months ended June 30, 2001, compared to $1,882,000 in the six months ended June 30, 2000, a change of $3,100,000. This change was due primarily to decreased earnings on our cash investments related to a lower cash balance and interest expense related to the promissory note. In the first half of 2001, the Company recorded non-cash interest expense of $805,000 related to the accretion of the promissory note to its face value

 LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture and a convertible promissory note. At June 30, 2001, we had $5,620,000 of cash and cash equivalents.

Net cash used in operating activities was $20,539,000 for the six months ended June 30, 2001 and $47,386,000 for the six months ended June 30, 2000. Net cash used for operating activities in each of these periods is primarily a result of net losses offset by changes in net operating assets. Our net loss for the six-month periods ended June 30, 2000 and 2001 included $20,214,000 and $3,146,000, respectively, for non-cash depreciation and amortization.

Net cash provided by/(used in) investment activities was $(3,336,000) for the six months ended June 30, 2000 and $14,423,000 for the six months ended June 30, 2001. Net cash provided by/(used in) investing activities was related to the net purchases and maturities of short-term investments, the acquisition of computer software and hardware and other equipment and the proceeds from the sale of assets.

Net cash provided by financing activities was $58,728,000 for the six months ended June 30, 2000 and $7,614,000 for the six months ended June 30, 2001. The net cash provided by financing activities for these periods was due primarily to the sale of shares of our common stock, the exercise of stock options and the issuance of a convertible promissory note, off-set by the repayment of capital lease obligations and other notes payable.

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

We believe that the net proceeds from our second quarter 2001 convertible promissory note and warrants, together with existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures through August 31, 2001. We will require additional funds to support our working capital requirements and for other purposes and we are in the process of raising additional funds through public or private equity financing, bank debt financing or from other sources. There can be no assurance that this capital will be available in amounts or on terms acceptable to us, if at all.

On May 14 2001, we executed definitive agreements with Paradigm Capital Partners and Memphis Angels, LLC for an investment by the parties of up to $30 million. The agreement calls for the investment to occur in two tranches. Tranche A consists of $10 million in convertible notes and warrants. Tranche B is scheduled to close after the annual shareholder meeting that will occur on August 22, 2001 and will include up to an additional $20 million in convertible preferred stock. Although the documents contemplate the sale of up to $30 million of our Series B Preferred Stock, there is no assurance that we will sell the entire amount. If we do not sell the entire amount of Series B Preferred Stock, we may need to raise additional funds to support our operations. We may seek these funds through the issuance of debt or equity securities. Any of the equity securities may result in additional substantial dilution to our stockholders. There can be no assurance that our capital requirements will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise the needed funds, we may be forced to sell assets or discontinue operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FAB issued Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS142), Goodwill and Other Intangible Assets. FAS 141 supercedes APB 16, Business Combinations and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost.

The most significant changes made by FAS 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether intangible assets acquired in a business combinations should be recognized separately from goodwill. FAS 141 is effective for all business combinations (as defined in the statement) initiated after June 30, 2001 and for all business combinations accounted for by the purchase method that are completed after June 30, 2001 (that is, the date of the acquisition is July 1, 2001 or later). The Company does not expect adoption of either FAS 141 to have a material impact on the Company's reported results of operations, financial position or cash flows.

FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). FAS 142 supercedes AFB 17, Intangible Assets. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been issued previously. The Company does not expect adoption of FAS 142 to have a material impact on the Company's reported results of operations, financial position or cash flows.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

LITIGATION

Reference is hereby made to Item 3, Legal Proceedings in our Annual Report on Form 10K for the fiscal year ended December 31, 2000 for additional disclosures.

On May 10, 2001, Stanley Fry, Woodhaven Venture Partners, L.P., Cyrus Greg, Patrick Oliver and related entities, all of whom are former stockholders of PictureWorks Technology, Inc. (which the Company acquired in April 2000) filed a lawsuit in the Delaware Chancery Court alleging causes of action for failure to timely issue stock certificates and breach of contract. An unspecified amount of damages is sought. We believe that the plaintiffs' claims are without merit, and we intend to vigorously defend against these claims. If the plaintiffs were to prevail in their action, however, our financial condition, result of operations in cash flows could be materially adversely affected.

We are not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition or results of operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 14, 2001, we announced that the we had entered into a definitive agreement with Paradigm Capital Partners and Memphis Angels, LLC (the "Investors") for the sale by the Company, and purchase by the Investors, of up to $30 million of the Company's Series B Preferred Stock. Pursuant to the terms of a securities purchase agreement between the Company and the Investors dated as of May 14, 2001, the Investors purchased $10 million of the Company's convertible senior secured notes (the "Notes") and received warrants to purchase the Company's Series B Preferred Stock. The Notes bear interest at 8% per annum. The Investors may elect to receive interest either in cash or additional shares. The Notes are convertible into the Company's Series B Preferred Stock at the rate of fifty (50) shares of Series B Preferred Stock for each $1,000 of Notes. The Investors received (i) Tranche A warrants to purchase a number of shares of Series B Preferred Stock equal to one-half the number of shares of Series B Preferred Stock into which the Notes may be converted and (ii) Tranche B warrants to purchase up to $20 million of Series B Preferred Stock at the Tranche B closing. Sixty percent of the Tranche A warrants have an exercise price of $20.00 per share and the remaining forty percent have an exercise price of $40.00 per share. The Tranche B closing will occur, if at all, after a number of conditions have been met. The Company expects the Tranche B closing to occur after the Company's annual meeting of stockholders, currently scheduled for August 22, 2001.

Under the terms of the May 14, 2001 securities purchase agreement, the Investors will consummate the purchase of the Notes in two stages. The first closing, which occurred on May 14, 2001, was for $3 million of the Company's Notes. The second closing, which occurred on May 29, 2001, was for $7 million of the Company's Notes. Effective as of the second closing date, the board of directors of the Company was reduced from nine (9) members to seven (7), and, pursuant to the securities purchase agreement, the Investors will have the right to appoint four (4) of the seven (7) directors. In addition, as of the second closing date, the Chairman and Chief Executive Officer of the Company stepped down and assumed the position of Chairman Emeritus.

Pursuant to the terms of a Certificate of Designation filed with the Secretary of State of the State of Delaware on May 14, 2001, the Series B Preferred Stock will convert into the Company's common stock at a conversion rate of eighty (80) shares of common stock for each share of Series B Preferred Stock. The Series B Preferred Stock bears dividends at an annual rate of 8% of the original issue price payable quarterly in cash or as an increase to the Series B Preferred Stock liquidation preference. In addition to significant matters requiring a class vote, Series B Preferred Stock is entitled to vote on matters submitted to holders of common stock on an as-converted basis and, so long as at least 25% of the shares of the Series B Preferred Stock issued in connection with the Tranche A and Tranche B closings is outstanding, is entitled to elect four (4) members of the Board of Directors of the Company. These modifications to the Series B Preferred Stock made pursuant to the Certificate of Designation limit the rights of the current holders of our common stock. For example, the common stock holders will be entitled to elect only three (3) directors, and the Company is required to obtain the separate approval of Series B Preferred holders in order to consummate certain transactions.

The Company relied on the exemption from registration provided in Section 4(2) and Rule 506 of the Securities Act when effecting the private placement to Image Investor Portfolio. All of the securities were purchased by one (1) accredited investor and no general advertising or solicitations were used.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None.

ITEM 5. OTHER INFORMATION

                  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                  a.     Exhibits

                         Exhibit 10.1 Internet Pictures Corporation 2001 Equity Incentive Plan

                         Exhibit 10.2 Employment Agreement between Internet Pictures Corporation and Donald W. Strickland dated
                                          July 1, 2001

                         Exhibit 10.3 Employment Agreement between Internet Pictures Corporation and Paul Farmer dated July 1, 2001

                  b.     Reports on Form 8-K

                           (1)      May 14, 2001; Item 7 and Item 9.

                           (2)      May 29, 2001; Item 1 and Item 7.

                                           INTERNET PICTURES CORPORATION

                                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: August 14, 2001               INTERNET PICTURES CORPORATION
                                            (Registrant)



                                    /s/ Paul Farmer
                                    --------------------------------------------
                                    Paul Farmer
                                    Authorized Officer
                                    Chief Financial Officer and
                                    Chief Accounting Officer

                          INTERNET PICTURES CORPORATION

                         INDEX TO EXHIBITS FOR FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 2001

               EXHIBIT NO.            EXHIBIT DESCRIPTION
               -----------            -------------------
                  10.1                Internet Pictures Corporation 2001
                                      Equity Incentive Plan

                  10.2                Employment Agreement between
                                      Internet Pictures Corporation and
                                      Donald W. Strickland dated
                                      July 1, 2001

                  10.3                Employment Agreement between
                                      Internet Pictures Corporation and
                                      Paul Farmer dated July 1, 2001