Form 10-Q
period 2001-09-30
INTERNET PICTURES CORP
filed 2001-10-31
CIK 1088022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001	Commission File No. 000-26363

Internet Pictures Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-2213841

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3160 Crow Canyon Road
San Ramon, California 94583
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (925) 242-4002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

6,699,201 shares of $0.001 par value common stock outstanding as of October 15, 2001

Exhibit Index on Page 26

INTERNET PICTURES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2001
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

INTERNET PICTURES CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2000	2001

(In thousands, except share and per share amounts)	(1)	(unaudited)

ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$5,322	$15,320

Securities available-for-sale	5,713	—

Accounts receivable, net of allowance for doubtful accounts of $4,617 at December 31, 2000 and $2,888 at September 30, 2001(unaudited)	13,732	3,017

Inventory, net of reserve for obsolescence of $203 at December 31, 2000 and $479 at September 30, 2001(unaudited)	1,061	290

Prepaid expenses and other current assets	6,790	2,248

Total current assets	32,618	20,875

Property and equipment, net	20,965	6,645

Other assets	1,555	—

Goodwill and other intangible assets	5,476	3,651

Total assets	$60,614	$31,171

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:

Accounts payable	$4,077	$4,224

Accrued liabilities	16,682	11,584

Deferred revenue	9,077	1,765

Current portion of promissory note and obligations under capital leases	1,608	1,134

Total current liabilities	31,444	18,707

Promissory note and obligations under capital leases, net of current portion	957	1,279

Commitments and contingencies (Note 9)	—	—

STOCKHOLDERS’ EQUITY:

Preferred stock, $0.001 par value:	—	1
Authorized: 5,001,100 at December 31, 2000 and September 30, 2001(unaudited)
Issued and outstanding: 0 at December 31, 2000 and 1,115,080 at September 30, 2001(unaudited)

Class B common stock, $0.0001 par value:	—	—
Authorized: 7,421,536 at December 31, 2000 and September 30, 2001(unaudited)
Issued and outstanding: 404,173 at December 31, 2000 and 117,656 at September 30, 2001(unaudited)

Common stock, $0.001 par value:	6	7
Authorized: 150,000,000 at December 31, 2000 and September 30, 2001(unaudited)
Issued and outstanding: 5,946,402 at December 31, 2000 and 6,581,545 at September 30, 2001 (unaudited)

Additional paid-in capital	484,151	513,842

Notes receivable from stockholders	(2,349)	(227)

Unearned stock-based compensation	(3,361)	(237)

Accumulated deficit	(450,296)	(501,565)

Accumulated other comprehensive income (loss)	62	(636)

Total stockholders’ equity	28,213	11,185

Total liabilities and stockholders’ equity	$60,614	$31,171

(1)	The December 31, 2000 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNET PICTURES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	2001	2000	2001

In thousands, except per share data	(unaudited)		(unaudited)

Revenues:

Products	$15,515	$1,904	$37,280	$13,729

Services	1,703	4,672	3,710	10,333

	17,218	6,576	40,990	24,062

Cost of revenues:

Products	7,330	1,114	19,450	6,616

Services	810	1,286	1,474	3,951

	8,140	2,400	20,924	10,567

Gross profit	9,078	4,176	20,066	13,495

Operating expenses:

Sales and marketing	22,279	2,834	60,778	17,760

Research and development	3,649	1,733	10,086	5,720

General and administrative	4,012	1,896	15,071	8,280

Stock-based compensation	(1,811)	409	5,769	4,446

Goodwill amortization	19,330	609	38,040	1,825

Restructuring and impairment	—	1,462	—	11,655

Bad debt expense	197	300	431	3,513

Loss (gain) on disposal of assets	—	(114)	—	1,655

Merger expenses	—	—	15,175	—

Total operating expenses	47,656	9,129	145,350	54,854

Other income(expense):

Interest expense, net	(9)	(9,637)	(216)	(10,642)

Other	875	44	2,964	(169)

Loss before extraordinary items	(37,712)	(14,546)	(122,536)	(52,170)

Extraordinary gain	—	—	—	901

Net loss	$(37,712)	$(14,546)	$(122,536)	$(51,269)

Basic and diluted loss per common share:

Loss before extraordinary items	$(6.24)	$(2.19)	$(22.38)	$(8.11)

Extraordinary gain	—	—	—	$0.14

Net loss (Note 3)	$(6.24)	$(2.19)	$(22.38)	$(7.97)

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNET PICTURES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
	September 30,

	2000	2001

In thousands	(unaudited)

Cash flows from operating activities:

Net loss	$(122,536)	$(51,269)

Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization	41,210	4,082

Provision for doubtful accounts receivable	1,158	(1,729)

Loss on disposal of assets	—	1,655

Non-cash interest expense related to amortization of discount attributable to beneficial conversion feature of debt and warrants	—	10,000

Non-cash compensation expense and restructuring charges	5,769	6,639

Impairment loss	—	1,122

Extraordinary gain	—	(901)

Changes in operating assets and liabilities:

Accounts receivable	(12,677)	5,600

Inventory	365	771

Prepaid expenses and other current assets	(308)	1,830

Other assets	504	1,199

Accounts payable	(3,278)	27

Accrued expenses	6,891	(2,520)

Deferred revenue	2,012	331

Net cash used in operating activities	(80,890)	(23,163)

Cash flows from investing activities:

Purchases of furniture and equipment	(11,389)	(631)

Proceeds from sale of assets	—	11,165

Purchases of securities available-for-sale	(44,522)	—

Maturities of securities available-for-sale	69,058	6,000

Acquisitions, net of cash acquired	(8,290)	—

Net cash provided by investing activities	4,857	16,534

Cash flow from financing activities:

Repayments of capital lease obligation and notes payable	(10,364)	(2,552)

Proceeds from issuance of common stock	69,590	—

Net proceeds from preferred stock, convertible promissory note and warrants	—	20,974

Proceeds from exercise of stock options	1,759	25

Distribution to stockholders	—	(839)

Notes payable to stockholders	(1,986)	—

Net cash provided by financing activities	58,999	17,608

Effect of exchange rate changes on cash	75	(981)

Net increase (decrease) in cash and cash equivalents	(16,959)	9,998

Cash and cash equivalents, beginning of period	18,627	5,322

Cash and cash equivalents, end of period	$1,668	$15,320

No income tax payments were made in either period presented. Interest paid for the nine months ending September 30, 2000 and 2001 was $206 and $229, respectively.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Internet Pictures Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada), Inc. and PW Technology, Inc. The consolidation of these entities will collectively be referred to as the Company or iPIX. All significant intercompany balances and transactions have been eliminated. We have prepared these financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in our audited financial statements as of and for the period ended December 31, 2000. The information furnished reflects all adjustments which management believes are necessary for a fair presentation of our financial position as of September 30, 2001 and the results of our operations and our cash flows for the nine month periods ended September 30, 2000 and 2001. All such adjustments are of a normal recurring nature.

2. RESULTS OF OPERATIONS

The results of operations for the three month periods and the nine month periods ended September 30, 2000 and 2001 are not necessarily indicative of the results to be expected for the respective full years.

3. LOSS PER SHARE

LOSS PER SHARE BEFORE EXTRAORDINARY ITEM. We compute net loss per share in accordance with SFAS No.128, Earnings Per Share. Under the provisions of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the conversion or exercise of potentially dilutive convertible preferred stock, stock options and warrants.

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,

	2000	2001	2000	2001

In thousands, except per share data	(unaudited)		(unaudited)

NUMERATOR:

Loss before extraordinary item applicable to common stock	$(37,712)	$(14,546)	$(122,536)	$(52,170)

DENOMINATOR:

Weighted average shares outstanding	6,040	6,641	5,475	6,430

LOSS PER SHARE BEFORE EXTRAORDINARY ITEM:

Basic and diluted	$(6.24)	$(2.19)	$(22.38)	$(8.11)

The following table sets forth potential common stock excluded from the calculation of earnings per share as of September 30, 2001:

	Shares	Range of Exercise/Conversion Prices

	(in thousands)

Stock options	3,260	$1.42-$338.13

Convertible preferred stock	8,921	$2.50

Warrants	2,169	$2.50-$203.80

4. REVERSE STOCK SPLIT

On August 22, 2001 our shareholders approved a one-for-ten reverse stock split of all of our outstanding $0.001 par value common stock and our $0.0001 par value Class B common stock. The reduction of shares was subject to an increase to eliminate fractional interests resulting from the reverse stock split. No fractional shares of common stock were issued in connection with the reverse stock split, and cash was issued in lieu of any fractional shares. The reverse stock split was effective as of the close of market on August 22, 2001, and our common stock began trading on a reverse split basis on August 23, 2001. All share and per share data is presented to give effect to the retroactive application of the reverse stock split.

5. RESTRUCTURING AND IMPAIRMENT

During the first quarter of 2001, we recorded a restructuring charge of $1,878,000 consisting of expenses associated with a reduction in our workforce, lease obligations for vacated offices and a write down of abandoned office equipment of $1,122,000 to its net realizable value.

During the second quarter of 2001, we recorded a restructuring charge of $7,193,000 as a result of continued efforts to align our business strategy toward higher margin business.

The costs primarily consist of severance payments, termination benefits associated with a reduction in our work force, facility closure costs and other contractual obligations.

Included in the second quarter restructuring is $1,300,000 related to a severance liability for our former chief executive officer, James M. Phillips. At September 30, 2001 the unpaid liability is $900,000, which is to be paid in installments ending in September of 2003. As further consideration for Mr. Phillips’ separation agreement, we forgave a note receivable from Mr. Phillips and the related interest aggregating $2,193,000.

Included in the third quarter restructuring is $1,462,000 related to the write off of the unamortized portion of our directors’ and officers’ insurance policy. We were required to obtain a new policy due to the change in control of the company related to the closing of Tranche B of our announced capital raising transaction.

6. DISPOSAL OF ASSETS

A subsidiary of Homestore.com purchased certain assets from us pursuant to the terms of an acquisition agreement dated January 12, 2001. Under the terms of the acquisition agreement, the subsidiary of Homestore.com purchased certain computers, furniture, fixtures and equipment and certain sales contracts with residential real estate brokers and agents. We used these assets in our operations providing virtual tours of residential real estate properties. As part of the acquisition, Homestore.com’s subsidiary hired certain sales force and customer service personnel. The purchase price for these assets was $12,000,000 in cash, of which $155,000 was paid directly to a lessor for certain capital lease obligations, $7,454,000 was deposited into control accounts for deferred revenue obligations and the remainder, $4,391,000, was paid to us. We also granted Homestore.com’s subsidiary an exclusive domestic license of certain of our virtual tour technology for the residential real estate market.

In accordance with the January 12, 2001 purchase transaction, we agreed to negotiate one remaining residential real estate contract with RETT f/k/a National Reality Trust. Homestore.com’s subsidiary, RETT and we settled on March 3, 2001 the remaining obligation of the contract for which we received $1,935,500.

We recorded an extraordinary gain of $901,000 from the cash received from the January 12, 2001 agreement, resulting in the disposal of assets used to provide tours of residential real estate properties that were related to the pooling of Interactive Pictures Corporation and bamboo.com.

The remaining residential real estate related assets that were unrelated to the pooling of Interactive Pictures Corporation and bamboo.com were recorded as a loss on the disposal of assets of $1,655,000.

7. STOCK-BASED COMPENSATION

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

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	2001	2000	2001

In thousands	(unaudited)		(unaudited)

Cost of revenues	$5	$(9)	$90	$95

Sales and marketing	(1,920)	194	4,317	1,552

Research and development	59	110	964	650

General and administrative	45	114	398	2,149

	$(1,811)	$409	$5,769	$4,446

8. DISTRIBUTION TO STOCKHOLDERS

On May 10, 2001, we issued one hundred ninety thousand (190,000) shares of common stock to six of our stockholders (the “Stockholders”) in exchange for the termination of certain obligations arising under (i) the merger agreement between the Company and TBI Imaging, Inc. and (ii) the merger agreement between the Company and Opticom Corporation, each dated March 16, 2000. Concurrent with the above transaction, we distributed all of the outstanding shares of Imaging Services Corporation, a wholly-owned subsidiary, and certain related assets to the Stockholders. As a result of the transaction, we recorded a distribution to stockholders of $2,979,000, which resulted in a reduction of additional paid in capital.

9. COMMITMENTS AND CONTINGENCIES

Please reference Legal Proceedings in our Annual Report on Form 10K for the fiscal year ended December 31, 2000 and our Quarterly Report on Form 10Q for the quarter ended June 30, 2001 for additional disclosures.

We are subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact our financial condition, results of operations or cash flows.

If the plaintiffs in any of these cases were to prevail in their action, our financial condition, results of operations and cash flows could be materially adversely affected

10. SEGMENTS

We have two reportable segments: 1) products and 2) services. The accounting policies of the segments are the same as those of the Company. We evaluate the performance of our segments and allocate resources to them based solely on evaluation of gross profit. There are no inter-segment revenues. We do not make allocations of corporate costs to the individual segments and do not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them.

Information about reported segments is as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	2001	2000	2001

In thousands	(unaudited)		(unaudited)

Revenues:

Products	$15,515	$1,904	$37,280	$13,729

Services	1,703	4,672	3,710	10,333

Total	$17,218	$6,576	$40,990	$24,062

Cost of revenues:

Products	$7,330	$1,114	$19,450	$6,616

Services	810	1,286	1,474	3,951

Total	$8,140	$2,400	$20,924	$10,567

Long-lived asset information by geographic area is as follows:

	December 31,	September 30,
	2000	2001

In thousands	(unaudited)

LONG-LIVED ASSETS:

Foreign	$3,285	$53

United States	17,680	6,592

	$20,965	$6,645

11. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 141 (FAS 141), Business Combinations, and Statement No. 142 (FAS 142), Goodwill and Other Intangible Assets. FAS 141 supercedes APB 16, Business Combinations and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost.

The most significant changes made by FAS 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether intangible assets acquired in a business combinations should be recognized separately from goodwill. FAS 141 is effective for all business combinations (as defined in the statement) initiated after September 30, 2001 and for all business combinations accounted for by the purchase method that are completed after September 30, 2001 (that is, the date of the acquisition is July 1, 2001 or later). We do not expect adoption of FAS 141 to have a material impact on our reported results of operations, financial position or cash flows.

FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). FAS 142 supercedes APB 17, Intangible Assets. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been issued previously. We do not expect adoption of FAS 142 to have a material impact on our financial position or cash flows. However, since the goodwill will no longer be amortized, it may have a material impact on our reported results of operations.

12. CONVERTIBLE PROMISSORY NOTE AND WARRANTS

On May 14, 2001, we executed definitive agreements with Image Investor Portfolio, a separate series of Memphis Angels, LLC for an investment by it into the Company. The agreement (the “Purchase Agreement”) called for the investment to occur in two tranches. Tranche A consisted of a $10.0 million convertible promissory note (the “Note”) that we issued to Image Investor Portfolio.

We also issued three warrants (Warrant 1, Warrant 2 and Warrant 3) to Image Investor Portfolio. Warrant 1 entitles the holder to subscribe for and purchase 150,000 shares of Series B Preferred Stock at $20 per share and is exercisable at any time before the expiration date of May 14, 2006. Warrant 2 entitles the holder to subscribe for and purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006. Warrant 3 entitles the holder to subscribe for and purchase 1,000,000 shares of Series B Preferred Stock at $20 per share and is exercisable at any time before the expiration date of August 29, 2002.

On September 26, 2001, we completed the transactions contemplated under Tranche B of the investment. At the close of the transaction, we issued 1,115,080 shares of our Series B Preferred Stock represented by the conversion of the $10.0 million Note, the conversion of $0.3 million of interest on the Note and $12.025 million in cash through the exercise of Warrant 3. The remainder of Warrant 3 expired. Proceeds of the investment will be used for sales and marketing efforts, research and development and general working capital purposes.

The $22.30 million of Series B Preferred Stock is convertible into our common stock at a price of $2.50 per share. The conversion price may be adjusted at the sixth month anniversary of the closing of Tranche B based on the preceding twenty-day average trading price of our common stock, but not below a price of $2.00 per share or above a price of $2.50 per share.

In accordance with APB 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants and EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features, the entire proceeds from the second quarter 2001 convertible promissory note, $10,000,000, were allocated to the warrants and the beneficial conversion feature of the Note based on a calculation using the Black-Scholes model. During the third quarter of 2001, we recorded $9,195,000 as interest expense related to the accretion of the Note to its face value as a result of the close of Tranche B and the subsequent conversion of the Note to our Series B Preferred Stock. Of the $9,195,000 of interest expense recorded in the third quarter, $7,192,000 was recorded upon conversion of the Note to Series B Preferred Stock.

On September 26, 2001, we filed an Amended Certificate of Designation of Series B Preferred Stock, which amended certain provisions that required mezzanine presentation of our Series B Preferred Stock, the beneficial conversion feature of the Note and the warrants. As a result, Warrant 1, Warrant 2, the beneficial conversion feature of the Note and the outstanding Series B Preferred Stock are reflected in the shareholders’ equity section of the accompanying financial statements.

13. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high quality financial institutions. Our accounts receivable are derived from revenue earned from clients located in the U.S. and abroad. We perform ongoing credit evaluations of our clients’ financial condition and we do not require collateral from our clients.

The following table summarizes the revenue from customers in excess of 10% of total revenues:

	Three months ended	Nine months ended
	September 30, 2001	September 30, 2001

Customer A	46%	29%

Customer B	27%	17%

At September 30, 2001 Customer B represents 15% of accounts receivable and holds 100,000 shares of our Series B Preferred Stock and a warrant for 60,000 shares. All amounts due from Customer B as of September 30, 2001, were collected in full during October 2001.

14. PURCHASE AGREEMENT-LEASEBACK

On September 26, 2001, we sold certain assets totaling $2,474,000 to a stockholder and agreed to leaseback those assets over a three-year period from that stockholder. The net book value and the fair value of the assets equaled the sale price, resulting in no gain or loss on the sale of the assets. The monthly lease payments are approximately $97,000 in years one and two and approximately $21,000 in year three. The lease is accounted for as a capital lease in accordance with SFAS No. 13, Accounting for Leases. In order to sell the assets to the stockholder, we paid off the remaining payments under an existing capital lease of the assets from a third party during the third quarter.

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results Of Operations

OVERVIEW

Internet Pictures Corporation (iPIX) provides mission critical imaging software and services solutions to facilitate commerce, communication and entertainment. The Company’s solutions include the capture, processing, management and distribution of images and related data. iPIX solutions create and manage a rich variety of media including still images, 360° by 360° immersive images, video, animation, text and audio. The Company’s clients are those who rely heavily on images to support their business and/or are generating revenue with images. iPIX clients span a broad array of industries including real estate, auctions and classifieds, travel, government, security and observation, automotive, sports and entertainment. These clients include market leaders such as eBay, CNN, Discovery and Homestore.com.

The Company’s solutions are centered on its two technologies: iPIX Immersive Imaging; and iPIX Rimfire Imaging.

iPIX Immersive Imaging

iPIX provides the leading immersive 360-degree images for real estate, e-commerce, security and observation, travel and hospitality, and entertainment. iPIX immersive images offer viewers the opportunity to navigate a spherical scene (still or video) on their own terms, looking in any direction, and zooming in and out as they choose. This interactive imaging experience offers the most complete field of view to communicate the most information, increases buyer confidence and adds a new dimension to imaging.

iPIX Rimfire Imaging

Rimfire is an open imaging platform that allows business-to-business and business-to-consumer sites to quickly and easily capture, manage and distribute media from site viewers to live Web pages. With Rimfire, end-users can easily publish still photos and other rich media to the Web with simple drag-and-drop image submission. Rimfire also offers enhanced features for automatic generation of slide shows from multiple photos, NetCards using submitted images and built-in size, crop and rotate tools. For example, with Rimfire, eBay is able to allow their users to instantly add photos directly to their listings from the “Sell Your Item” form online. The photos are automatically sized, formatted and delivered to the eBay Web site to the standards pre-set by eBay.

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

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percent relationship to total revenues of select items in our statements of operations.

	Three months ended		Nine months ended
	September 30,		September 30,

	2000	2001	2000	2001

	(unaudited)		(unaudited)

Revenues	100%	100%	100%	100%

Cost of revenues	47%	36%	51%	44%

Gross profit	53%	64%	49%	56%

Operating expenses:

Sales and marketing	130%	43%	148%	74%

Research and development	21%	26%	25%	24%

General and administrative	25%	29%	38%	34%

Stock-based compensation	(11)%	6%	14%	18%

Goodwill amortization	112%	9%	93%	8%

Restructuring and impairment	0%	22%	0%	48%

Bad debt expense	0%	5%	0%	15%

Loss on disposal of assets	0%	(1)%	0%	7%

Merger expenses	0%	0%	37%	0%

Total operating expenses	277%	139%	355%	228%

Loss from operations	(224)%	(75)%	(306)%	(172)%

Other income (expense), net	5%	(146)%	7%	(45)%

Loss before extraordinary items	(219)%	(221)%	(299)%	(217)%

Extraordinary gain	0%	0%	0%	4%

Net loss	(219)%	(221)%	(299)%	(213)%

Quarter Ended September 30, 2001 Compared to the Quarter Ended September 30, 2000

Revenues. Total revenues decreased to $6.6 million in the third quarter of 2001, compared to $17.2 million in the third quarter of 2000, a decrease of $10.6 million or 62%. This decrease was due primarily to a decrease of $11.4 million in sales of full service virtual tours off-set by an increase of $0.8 million in non-real estate related revenues. As part of the sale of assets to Homestore.com during the first quarter of 2001, we no longer directly sell full service virtual tours or iPIX keys to customers in the residential real estate market. Instead, we have an agreement with Homestore.com whereby we provide certain processing, hosting and distribution services for Homestore.com and receive transaction fees and royalties. The third quarter 2001 revenues of $6.6 million included $6.1 million from the sale of our technology products and services and $0.5 million related to full service virtual real estate tours. We do not expect to generate significant future revenues from the sale of virtual real estate tours in the US residential markets.

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in an iPIX kit. Cost of revenues decreased to $2.4 million in the third quarter of 2001, compared to $8.1 million in the third quarter of 2000, a decrease of $5.7 million or 71%. Cost of revenues as a percentage of total revenues decreased to 36% in the third quarter of 2001 from 47% in the third quarter of 2000. This decrease was the result of a lower volume of virtual tour deliveries and the increase in higher margin Rimfire based revenue.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales, and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased to $2.8 million in the third quarter of 2001, compared to $22.3 million in the third quarter of 2000, a decrease of $19.5 million or 87%. This decrease is due primarily to our decision to sell more of our products and services through various third parties, such as equipment manufacturers, and become less reliant upon a worldwide direct sales force. As a result, we had a significant reduction in our sales force and eliminated our field operations personnel. In addition, we eliminated costs relating to technology access and sponsorship fees and decreased advertising and branding expenses.

Research and Development. Research and development expenses consist primarily of personnel costs. Research and development expenses decreased to $1.7 million in the third quarter of 2001, compared to $3.6 million in the third quarter of 2000, a decrease of $1.9 million or 53%. This decrease was due primarily to decreased personnel and related costs as a result of our reduction in work force and our exit from the full service real estate business.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff and fees for professional services. General and administrative expenses decreased to $1.9 million in the third quarter of 2001, compared to $4.0 million in the third quarter of 2000, a decrease of $2.1 million or 53%. This decrease was due primarily to a decrease in personnel and related costs and fees related to professional services.

Stock-based Compensation. Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant. In addition, it also includes the amortization of the fair value of warrants and options issued to non-employees and restricted stock granted to employees. The related compensation is amortized over the vesting period of the options or stock grants. Expenses related to the warrants are amortized over the term of the agreements to which they relate. Stock-based compensation expense increased to $0.4 million in the third quarter of 2001, compared to $(1.8) million in the third quarter of 2000, an increase of $2.2 million or 123%. The credit in the third quarter of 2000 was primarily related to the reduction in our stock price during that quarter.

Goodwill Amortization. The amortization consists of goodwill associated with the acquisitions during the second quarter of 2000. Amortization of goodwill was $0.6 million in the third quarter 2001, compared to $19.3 million in the third quarter of 2000, a decrease of $18.7 million or 97%. The decrease is related to the impairment charge taken in the fourth quarter of 2000 of $176.8 million.

Restructuring and Impairment Charges. Included in the third quarter restructuring is $1,462,000 related to the write off of the unamortized portion of our directors’ and officers’ insurance policy. We were required to obtain a new policy due to the change in control related to the closing of Tranche B.

Bad Debt Expense. Bad debt expense was $0.3 million in the third quarter of 2001, compared to $0.2 million in the third quarter of 2000, an increase of $0.1 million.

Other Income (Expense). Other income (expense) consists primarily of interest earned on cash and investments, interest paid on capital leases, interest accrued for the convertible promissory note and the accretion of the promissory note towards its face value. Other income (expense) decreased to $(9.6) million in the third quarter of 2001, compared to $(0.0) million in the third quarter of 2000. This decrease was due primarily to interest expense related to the accretion of the promissory note and decreased earnings on our cash investments related to a lower cash balance. In the third quarter of 2001, we recorded non-cash interest expense of $9.2 million related to the accretion of the promissory note to its face value.

Nine months Ended September 30, 2001 Compared to the Nine months Ended September 30, 2000

Revenues. Total revenues decreased to $24.1 million in the nine months ended September 30, 2001, compared to $41.0 million in the nine months ended September 30, 2000, a decrease of $16.9 million or 41%. This decrease was due primarily to a decrease of $18.7 million in sales of full service virtual tours off-set by an increase of $1.8 million in non-real estate related revenues. For the nine months ended September 30, 2001, revenues of $24.1 million included $16.5 million from the sale of our technology products and services and $7.6 million related to full service virtual real estate tours. We do not expect to generate significant future revenues from the sale of virtual real estate tours in the US residential markets. Instead, we have an agreement with Homestore.com whereby we provide certain processing, hosting and distribution services for Homestore.com and receive transaction fees and royalties.

Cost of Revenues. Cost of revenues decreased to $10.6 million in the nine months ended September 30, 2001, compared to $20.9 million in the nine months ended September 30, 2000, a decrease of $10.3 million or 49%. Cost of revenues as a percentage of total revenues decreased to 44% in the first nine months of 2001 from 51% in the first nine months of 2000. This decrease was the result of a lower volume of virtual tour deliveries and the increase in higher margin Rimfire based revenues.

Sales and Marketing. Sales and marketing expenses decreased to $17.8 million in the nine months ended September 30, 2001, compared to $60.8 million in the nine months ended September 30, 2000, a decrease of $43.0 million or 71%. This decrease is due primarily to our decision to sell more of our products and services through various third parties, such as equipment manufacturers, and become less reliant upon a worldwide direct sales force. As a result, we had a significant reduction in our sales force and eliminated field operations personnel. In addition, we eliminated costs relating to technology access and sponsorship fees and decreased advertising and branding expenses.

Research and Development. Research and development expenses decreased to $5.7 million in the nine months ended September 30, 2001, compared to $10.1 million in the nine months ended September 30, 2000, a decrease of $4.4 million or 43%. This decrease was due primarily to decreased personnel and related costs as a result of our reduction in work force and our exit from the full service real estate business.

General and Administrative Expenses. General and administrative expenses decreased to $8.3 million in the nine months ended September 30, 2001, compared to $15.1 million in the nine months ended September 30, 2000, a decrease of $6.8 million or 45%. This decrease was due primarily to a decrease in personnel and related costs and fees for professional services.

Stock-based Compensation. Stock-based compensation expense decreased from $4.4 million in the nine months ended September 30, 2001, compared to $5.8 million in the nine months ended September 30, 2000, a decrease of $1.3 million or 23%. The decrease was due primarily to the decrease in our stock price.

Goodwill Amortization. Amortization of intangible assets was $1.8 million in the nine months ended September 30, 2001, compared to $38.0 million in the nine months ended September 30, 2000, a decrease of $36.2 million or 95%. The decrease is related to the impairment charge taken in the fourth quarter of 2000 of $176.8 million.

Merger Expenses. Merger expenses consist of costs incurred as a result of the merger of Interactive Pictures and bamboo.com that occurred on January 19, 2000. Merger expenses in the nine months ended September 30, 2000 were $15.2 million.

Extraordinary Gain. The extraordinary gain during the first nine months of 2001 of $0.9 million results from the sale of assets used to provide residential real estate virtual tours that were related to the pooling of Interactive Pictures Corporation and bamboo.com. The sale transaction took place within a year of the 2000 pooling transaction and accordingly, the gain from the sale is considered to be extraordinary.

Loss on Disposal of Assets. The $1.7 million loss during the first nine months of 2001 on the disposal of assets is the result of the sale of assets used to provide residential real estate virtual tours that consisted of the remaining residential real estate assets that were unrelated to the 2000 pooling of Interactive Pictures Corporation and bamboo.com.

Restructuring and Impairment Charges. During the nine months ended September 30, 2001, we recorded a restructuring charge of $11.7 million consisting of expenses associated with a reduction in our workforce, lease obligations for vacated office and other contractual obligations. In addition to the restructuring, we wrote down abandoned office equipment and other assets of $1.1 million to their net realizable value.

Included in the restructuring is $1.3 million related to a severance liability with our former chief executive officer, James M. Phillips. At September 30, 2001 the unpaid liability is $0.9 million, which is to be paid in installments ending in September of 2003. As further consideration for Mr. Phillips’ separation agreement, we forgave a note receivable from Mr. Phillips and the related interest aggregating $2.2 million.

Bad Debt Expense. Bad debt expense was $3.5 million in the nine months ended September 30, 2001, compared to $0.4 million in the first half of 2000. The increase in bad debt expense was the result of non-payment by customers, now in financial difficulty, and our belief that certain former customers will not pay all of their obligations.

Other Income (Expense). Other income (expense) decreased to $(10.8) million in the nine months ended September 30, 2001, compared to $2.7 million in the nine months ended September 30, 2000, a decrease of $13.6 million. This decrease was due primarily to interest expense related to the accretion of the promissory note and decreased earnings on our cash investments related to a lower cash balance. In the nine months ended

September 30, 2001, we recorded non-cash interest expense of $10.0 million related to the accretion of the promissory note to its face value.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and options exercises. At September 30, 2001, we had $15.3 million of cash and cash equivalents.

On May 14, 2001, we executed definitive agreements with Paradigm Capital Partners and Memphis Angels, LLC for an investment by the parties into the Company. The agreement called for the investment to occur in two tranches. Tranche A consisted of $10.0 million in convertible notes and warrants. On September 26, 2001, we completed the Tranche B transactions of the investment. At the close of the Tranche B transaction, we issued 1,115,080 shares of our Series B Preferred Stock represented by the conversion of the $10.0 million Note, the conversion of $276,615 of interest on the Note and $12.025 million in cash through the exercise of Tranche B warrants.

Net cash used in operating activities was $23.2 million for the nine months ended September 30, 2001 and $80.9 million for the nine months ended September 30, 2000. Net cash used for operating activities in each of these periods is primarily a result of net losses offset by changes in net operating assets. Our net loss for the nine month periods ended September 30, 2001 and 2000 included $4.1 million and $41.2 million, respectively, for non-cash depreciation and amortization.

Net cash provided by investment activities was $16.5 million for the nine months ended September 30, 2001 and $4.9 million for the nine months ended September 30, 2000. Net cash provided by investing activities was related to the net purchases and maturities of short-term investments, the acquisition of computer software and hardware and other equipment and the proceeds from the sale of assets.

Net cash provided by financing activities was $17.6 million for the nine months ended September 30, 2001 and $59.0 million for the nine months ended September 30, 2000. The net cash provided by financing activities for these periods was due primarily to the sale of shares of our common and preferred stock, the exercise of stock options and the issuance of a convertible promissory note, off-set by the repayment of capital lease obligations and other notes payable.

Although we have no material commitments for capital expenditures, we anticipate that the rate of capital expenditures and other expenses consistent with our operations, personnel and marketing activities will be a material use of our cash resources for the foreseeable future. We may also use our cash resources to acquire or license technology, products or businesses related to our current business. We believe that the issuance of our third quarter 2001 preferred stock, our second quarter 2001 convertible promissory note and warrants, together with existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

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

The most significant changes made by FAS 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether intangible assets acquired in a business combinations should be recognized separately from goodwill. FAS 141 is effective for all business combinations (as defined in the statement) initiated after September 30, 2001 and for all business combinations accounted for by the purchase method that are completed after September 30, 2001 (that is, the date of the acquisition is July 1, 2001 or later). We do not expect adoption of FAS 141 to have a material impact on our reported results of operations, financial position or cash flows.

FAS 142 primarily addresses the accounting for goodwill and intangible assets subsequent to their acquisition (i.e., the post-acquisition accounting). FAS 142 supercedes APB 17, Intangible Assets. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized and will be tested for impairment at least annually at a reporting unit level. Additionally, the amortization period of intangible assets with finite lives is no longer limited to forty years. FAS 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity’s statement of financial position at that date, regardless of when those assets were initially recognized. Early application is permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim period financial statements have not been issued previously. We do not expect adoption of FAS 142 to have a material impact on our financial position or cash flows. However, since the goodwill will no longer be amortized, it may have a material impact on our reported results of operations.

INFLATION

Inflation has not had a significant impact on our operations to date.

FORWARD-LOOKING STATEMENTS

This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed in “Risk Factors” of our registration statement on Form S-3 filed with the SEC on October 16, 2001.

The words “believe”, “may”, “will”, “should”, “anticipate”, “estimate”, “expect”, “intends”, “objective” or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Please reference Legal Proceedings in our Annual Report on Form 10K for the fiscal year ended December 31, 2000 and our Quarterly Report on Form 10Q for the quarter ended June 30, 2001 for additional disclosures.

We are subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact our financial condition, results of operations or cash flows.

If the plaintiffs in any of these cases were to prevail in their action, our financial condition, results of operations and cash flows could be materially adversely affected.

Item 2. Changes In Securities And Use Of Proceeds

On May 14, 2001, we executed definitive agreements with Image Investor Portfolio, a separate series of Memphis Angels, LLC for an investment by it into the Company. The agreement called for the investment to occur in two tranches (the “Purchase Agreement”). Tranche A consisted of a $10.0 million convertible promissory note (the “Note”) that we issued to Image Investor Portfolio.

On September 26, 2001, we completed the Tranche B transactions of the investment. At the close of the transaction, we issued 1,115,080 shares of our Series B Preferred Stock represented by the conversion of the $10.0 million Note, the conversion of $0.3 million of interest on the Note and $12.025 million in cash through the exercise of Tranche B warrants. The remainder of the Tranche B warrants expired. The Series B Preferred Stock was issued to Image Investor Portfolio and certain other accredited investors. Proceeds of the investment will be used for sales and marketing efforts, research and development and general working capital purposes.

The $22.3 million of Series B Preferred Stock is convertible into our common stock at a price of $2.50 per share. The conversion price may be adjusted at the sixth month anniversary of the closing of Tranche B based on the preceding twenty-day average trading price of the Company’s common stock, but not below a price of $2.00 per share or above a price of $2.50 per share.

Pursuant to the terms of an Amended Certificate of Designation of Series B Preferred Stock, filed with the Secretary of State of the State of Delaware on September 26, 2001, the 2001 Series B Preferred Stock bears dividends at an annual rate of 8% of the original issue price payable quarterly in cash or as an increase to the Series B Preferred Stock liquidation preference. In addition to significant matters requiring a class vote, Series B Preferred Stock is entitled to vote on matters submitted to holders of common stock on an as-converted basis and, so long as at least 25% of the shares of the Series B Preferred Stock issued in connection with the Tranche A and Tranche B closings is outstanding, is entitled to elect four (4) members of the Board of Directors of the Company. These modifications to the Series B Preferred Stock made pursuant to the Amended Certificate of Designation limit the rights of the current holders of our common stock. For example, the common stock holders will be entitled to elect only three (3) directors, and the Company is required to obtain the separate approval of Series B Preferred holders in order to consummate certain transactions.

The Company relied on the exemption from registration provided in Section 4(2) and Rule 506 of the Securities Act when effecting the private placement of the Note and the Series B Preferred Stock. All of the securities were purchased by ten (10) accredited investors, and no general advertising or solicitation was used.

Item 3. Defaults Upon Senior Securities

         None.

Item 4. Submission Of Matters To A Vote Of Security Holders

On August 22, 2001 we held the annual meeting of our stockholders to vote upon the following proposals. First, the stockholders voted to elect three directors to serve until the 2004 annual meeting of stockholders. Donald W. Strickland was elected to the Board of Directors by a vote of 43,582,347 for, 0 against, and 5,751,128 abstentions and broker nonvotes. William J. Razzouk was elected to the Board of Directors by a vote of 43,613,690 for, 0 against and 5,719,785 abstentions and broker nonvotes. Laban P. Jackson, Jr. was elected to the Board of Directors by a vote of 45,161,107 for, 0 against and 4,172,368 abstentions and broker nonvotes. Thomas M. Garrott and Michael Easterly continue serving as directors until the annual meeting of stockholders in the year 2002 (Class III directors). Frank A. McGrew, IV and Andrew P. Seamons continue serving as directors until the annual meeting of stockholders in the year 2003 (Class I directors). Frank A. McGrew resigned from the Board of Directors on September 26, 2001 and was replaced by David M. Wilds. Andrew Seamons resigned from the Board of Directors on October 17, 2001 and was replaced by Gregory S. Dailey.

Second, the stockholders approved and adopted the amendment to the restated certificate of incorporation to effect a ten-for-one stock combination, or reverse stock split, with respect to all of our outstanding common stock by a vote of 46,676,356 for, 2,505,588 against and 151,531 abstentions and broker nonvotes.

Third, the stockholders ratified the Securities Purchase Agreement between the Company and Image Investor Portfolio and the transactions contemplated thereunder by a vote of 25,067,224 for, 3,654,592 against and 388,197 abstentions and broker nonvotes.

Finally, the stockholders voted to ratify the selection of PricewaterhouseCoopers LLP as our independent auditors by a vote of 48,835,569 for, 289,481 against and 208,424 abstentions and broker nonvotes.

Item 5. Other Information

         None.

Item 6. Exhibits And Reports On Form 8-K

         a.     Exhibits

Exhibit 10.1	Visual Content Services Agreement between the Company and eBay Inc., dated April 19, 2000, as amended

Exhibit 10.2	Purchase Agreement between the Company and eBay Inc. dated September 26, 2001

Exhibit 10.3	Master Lease Agreement between the Company and eBay Inc. dated September 26, 2001

         b.     Reports on Form 8-K

(1) October 3, 2001; Item 5

INTERNET PICTURES CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: October 31, 2001	INTERNET PICTURES CORPORATION (Registrant)

/s/ Paul Farmer Paul Farmer Authorized Officer Chief Financial Officer and Chief Accounting Officer

INTERNET PICTURES CORPORATION

INDEX TO EXHIBITS FOR FORM 10-Q

FOR QUARTER ENDED SEPTEMBER 30, 2001

EXHIBIT NO.	EXHIBIT DESCRIPTION

Exhibit 10.1	Visual Content Services Agreement between the Company and eBay Inc., dated April 19, 2000, as amended

Exhibit 10.2	Purchase Agreement between the Company and eBay Inc. dated September 26, 2001

Exhibit 10.3	Master Lease Agreement between the Company and eBay Inc. dated September 26, 2001