Form 10-K
period 2001-12-31
INTERNET PICTURES CORP
filed 2002-03-29
CIK 1088022

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

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

State or other jurisdiction                                       (IRS Employer
incorporation or organization                               Identification No.)

               3160 CROW CANYON ROAD, SAN RAMON, CALIFORNIA 94853
               --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (925) 242-4002
                               -----------------

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 1, 2002 was $13,533,520 (based on the average bid and ask price of $2.05).

The number of shares outstanding of the registrant's common stock, $.001 par value, as of March 1, 2002 was 6,780,317. On August 22, 2001 our shareholders approved a ten-for-one reverse stock split. All share and per share data is presented to give effect to the retroactive application of the reverse stock split.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Stockholders' Meeting to be held on or about May 30, 2002, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report on Form 10-K. Such Proxy Statement, except for the portions thereof which are specifically incorporated herein by reference, shall not be deemed "filed" for purposes of this report on Form 10-K.

                                     PART I


ITEM 1.  BUSINESS.

OVERVIEW

Internet Pictures Corporation, or iPIX, is a technology provider and the leader in the delivery of mission-critical imaging. The Company's open imaging platform and immersive imaging technologies allow businesses to harness the power of imaging to increase revenues, improve operations and enhance the overall Internet user experience.

Our robust and reliable imaging infrastructure manages in excess of 200 million image views and 1.5 million image submissions every 24 hours, facilitating millions of dollars in commerce each and every day.

iPIX combines its people, technology, processes and partnerships to deliver an extensive range of full and self-service imaging solutions worldwide. Our end-to-end solutions include the capture, processing, hosting and distribution of immersive, still and video images. We deliver the necessary imaging solutions to facilitate commerce, communication and security so customers can outsource their imaging needs and focus on their core competencies.

iPIX is organized in two primary business units: Transaction Services and Immersive Solutions. The Transaction Services unit focuses on the sale of iPIX solutions to customers who rely on images to complete business transactions such as real estate, auctions and classifieds. The Immersive Solutions business unit focuses on the sale of immersive technology licenses into the observation and security, travel and hospitality and visual documentation markets.

THE IPIX SOLUTION

iPIX Rimfire(R) Imaging Platform

iPIX's open imaging platform, Rimfire, allows business and consumer sites to quickly and easily capture, manage and distribute media from site viewers to live Web pages. Rimfire is an end-to-end, fully automated imaging management solution that addresses the preparation, submission and management of digital media. With Rimfire, users can easily publish still photos and other digital media to the Web with simple drag-and-drop image submission. Through processes that are nearly instantaneous and invisible to the user, Rimfire automatically sizes the images to the target Web site's specifications. At the same time, on behalf of the target Web site, Rimfire can handle all of the data and image management, storage and serving requirements associated with that image. The iPIX open imaging platform solves the most common problems associated with user-supplied digital media by automating the tasks and simplifying the process for the user and the Web site.

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

         Digital Media Submission

         Rimfire accepts a wide and growing variety of file formats and converts the files to customer specifications automatically, without user intervention. Rimfire's smart-sizing feature allows the user to supply files of any size without worry about upload times for submission, or viewing times. Like file formats, Rimfire automatically prepares the media for transmission by optimizing its size to the requirements of the site. In addition, Rimfire supports the submission of multiple files and associated data.

         Media Deployment

         Once media is received by Rimfire, it is processed to customer specifications. This includes database management, further processing such as creating multiple files of varying sizes or quality and distribution to the appropriate storage facility. Rimfire's "layered" architecture enables services such as the transformation of still images into interactive advertisements, slide shows, images watermarked with text or graphics or new capabilities created by iPIX or our third party developers. Rimfire technology was designed to be scalable and fault tolerant to handle high volumes of user submissions and our clients' rapid pace of growth. Built on industry standard hardware and software platforms, Rimfire allows for rapid expansion of rich media acquisition, processing, transformation and delivery.

Rimfire generates direct and indirect revenue opportunities for our customer's Web sites by incorporating imaging into their e-commerce and community offerings. Rimfire's media processing capabilities include the mechanism to take different media items supplied from users such as text, audio and images and transform them into one new rich media item. iPIX can then serve the media directly from iPIX servers or send the media to a remote database to be served directly from the customer's Web site.

By offering an outsourced infrastructure solution, we offer our customers an alternative to building costly infrastructure, enabling them to utilize scarce technical resources in other mission critical capacities. Our solution eliminates expensive media processing tasks and decreases customers' support expenses. Further, our solution optimizes storage and bandwidth resources for our customers.

iPIX Immersive Imaging

iPIX patented technology creates iPIX immersive images from film or digital photographs taken with a fisheye lens. Our technology automatically compensates for any minor error in camera placement and corrects the distortion inherent in these photographs. The resulting immersive image can be viewed in any direction, up-down, left-right and horizon to horizon. The viewer can easily navigate the image by moving a cursor inside the image or using the iPIX navigation bar. iPIX immersive imaging provides maximum field of view with a single image.

Previously priced only on a per image basis, iPIX now offers a new image key pricing model that allows users to purchase an annual, unlimited subscription to create iPIX immersive images. These iPIX licenses make iPIX technology easier to use, cost effective and more accessible to a larger audience.

Current iPIX immersive imaging solutions and applications include:

         iPIX Immersive Images and Virtual Tours

         iPIX provides the leading immersive, 360-degree virtual tours for real estate, e-commerce, travel and hospitality and entertainment Web sites. In addition, iPIX immersive imaging is designed for documentation, project management and facilities planning applications. iPIX immersive images offer viewers the opportunity to navigate a scene on their own terms, looking in any direction, and zooming in and out as they choose. This interactive imaging experience helps to increase buyer confidence and immerses the viewer in the photographed scene so everything is viewed in context of its complete surroundings.

         iPIX Camera Solutions

         Partnering with leading camera manufacturers, iPIX offers complete camera solutions for the self-service capture of iPIX immersive images. Photographers, Web developers and other businesses may purchase complete camera solutions including a digital camera, fisheye lens, iPIX software, camera rotator and tripod. Users may also purchase partial kits to use with their existing digital camera equipment.

         iPIX Immersive Imaging Software & Keys

         iPIX offers complete immersive imaging software to allow users the ability to create their own 360-degree by 360-degree immersive images. The software offers automatic de-warping of fisheye images and seamless generation of 360-degree by 360-degree immersive images from two 185-degree images. iPIX software creates an iPIX immersive image that has a small file size, typically between 25 and 160 kilobytes, and can be quickly delivered, even across low bandwidth systems.

         An iPIX Image Key is an encryption tool that enables the user to save a single iPIX immersive image captured using iPIX software. One iPIX Image Key enables the user to save one iPIX image, just as one film negative enables the creation of one film photograph. Customers can purchase additional keys through our online store or through our toll-free order system. iPIX Image Keys are sold on a pay-per-use or unlimited use subscription basis.

         iPIX Immersive Video

         iPIX immersive video is a revolutionary development in security and surveillance imaging that provides the most expansive view of live and archival video from a single camera without requiring pan/tilt/zoom hardware. iPIX-enabled cameras capture immersive wide-angle views up to 200-degrees that can be navigated in any direction with zoom in and out capabilities.

         The iPIX Viewer Software Development Kit (SDK) offers security system designers and integrators an immersive enhancement for expansive wide-field viewing without the need for pan/tilt/zoom hardware.

THE IPIX STRATEGY

Establish iPIX as the Standard for Mission-Critical Imaging

We believe iPIX imaging solutions deliver the most interactive, reliable, high-quality and expansive imaging available on and offline. Because iPIX offers end-to-end imaging solutions, we are able to deliver multi-dimensional and exponential value to businesses. As a result, we believe we are poised to be the standard for mission-critical imaging technology. We will focus our business, sales and marketing strategies to support this position. We will continue research and development efforts so that our technology remains at the forefront of innovation, yet open for easy integration with other technologies. We will concentrate on developing partnerships to make iPIX imaging a standard component of every security solution and the preferred technology for online image management.

With these combined efforts, we believe the value proposition of iPIX imaging solutions will become well known and we will earn the reputation as the standard and extensible platform for mission-critical imaging.

Build Indirect Sales & Marketing Channels

iPIX has adopted a strategy that will leverage relationships with business partners and major market leaders in order to increase market penetration and revenue while reducing operating expenses. This strategy will develop multiple sales and marketing channels for iPIX products and services including:

         Vertical Market Leaders

         iPIX has partnered with major customers such as eBay, Clairol, LA Times and Homestore.com to leverage their leading sales channels to our target markets with iPIX products and services. Through these relationships, our customers market and sell imaging products and services, powered by iPIX, along with their existing services directly to their customers. iPIX benefits from the brand equity and buying recommendation provided by the customer's sales channel to increase sales and market penetration while maintaining the ability to focus on iPIX technology support and enhancements. We will continue to partner with additional vertical market leaders to serve as direct and indirect channels for the promotion and sale of iPIX products and services.

         Integrators and Resellers

         iPIX has partnered with established security system resellers and integrators to help penetrate the security and observation markets. Resellers and integrators such as ADT Security Services, Public Safety Systems, LLC and Visual Security offer iPIX the opportunity to be integrated into full security systems sold and marketed by vendors well-known and respected in the industry. Through relationships, we believe iPIX technology will be incorporated in NetCams, digital and analog CCTV cameras, security applications and other embedded security solutions.

         Partner with Web Developers

         We will leverage the community of Web developers currently building and designing Web sites to drive the use and adoption of iPIX dynamic imaging. We will also generate revenue through the purchase of camera kits and Keys by Web developers and their customers. We will continue to support iPIX Web Developers through the iPIX Developer Network program. This dedicated program was specifically designed to increase iPIX-to-developer and developer-to-developer interactivity and will provide Web developers a competitive advantage through availability of increased resources, technical support and special pricing for iPIX offerings.

         Partner Internationally

         We intend to capitalize on what we believe to be significant revenue opportunities in international markets. International licensing and distribution agreements with partners in a wide range of countries spanning Europe, the Middle East and Asia. Relationships with companies such as Emirates Venture Group in the United Arab Emirates and LAC in Japan allow us to deploy iPIX technology into regions of the world that would normally require significant time and effort for marketing and development.

         Business Development and Strategic Direct Sales

         In addition to our existing sales channels, iPIX employs a team of senior sales professionals focused on new business development opportunities and strategic direct sales across our target markets.

New Initiatives

In the year 2002, iPIX intends to execute several new initiatives to support our overall business strategies. These new initiatives will include:

         Indirect Channel Support

         iPIX will institute sales and marketing programs to support our indirect channel partners. These programs will be designed to educate our partners on how to sell our solutions and provide them with the tools to do so. We will also work together with our partners to jointly develop tools and materials in support of the channel.

         iPIX is also committed to support indirect channels through technology development and enhancement that meet channel-specific business requirements, including partnering with complementary technologies.

         Third Party Solution Integration

         Leveraging our open imaging platform, we intend to enhance the iPIX solutions offering through the integration of third party solutions. These initiatives will be pursued based upon value to our customers and potential long-term revenue opportunity.

         Government Imaging Projects and Technology Grants

         iPIX is proactively researching and pursuing government projects and technology grants that will allow iPIX technology to be incorporated into major US government imaging initiatives. We believe these projects offer iPIX the opportunity to drive revenue and advance iPIX technology through government-funded projects and grants.

MARKETS

We have directed our sales efforts and channel strategies toward the industry leaders within the following markets.

Auctions and Classifieds: As the primary mechanism for ecommerce, auction and classified sites and portals such as eBay rely heavily upon imaging to drive sales of new and used consumer items. Sellers require an easy to use method for uploading images to accompany their item listing and buyers desire confidence in items they can view and inspect online. In our experience, listings with images result in more bids and higher final sale amounts. With Rimfire, auction and classified sites can offer photo services that make adding images to Web sites easy, affordable and efficient.

Consumer Product Manufacturers: Traditional businesses and consumer product manufacturers rely on imaging to help sell, market and enhance their current products. They often capture and distribute images using systems that have been developed internally and typically require manual and time-consuming processes. With Rimfire, these companies can outsource their imaging infrastructure and automate imaging processes saving time and operational expenses. Rimfire technology makes it cost-effective, fast and easy for businesses to leverage imaging for online and offline catalogs, operational directories, new interactive marketing tools and personalized, image-enhanced consumer products. For example, Clairol uses Rimfire services to allow consumers to upload personal photos into Clairol's "Try It On Studio" tool and test different hair colors and styles.

Real estate: Residential and commercial real estate companies and professionals use our solutions to provide online iPIX immersive images of properties including existing homes, new homes, rental apartments, time-share units and office buildings and their surrounding areas. Our imaging solutions allow real estate companies and professionals offering real estate for sale or lease to use the Internet to provide more visual information about the property to prospective buyers. Our solutions enable real estate professionals to cost-effectively market properties to a wide audience, thereby providing a value-added service to both buyers and sellers.

Observation and Security: Businesses, facilities, airlines and airports can use iPIX immersive technology to monitor and secure buildings, people and property. Whether observing department store activity through a security camera, or offering airline pilots a full-cabin view from the cockpit, iPIX immersive imaging offers the best way to capture the most data in a single image. Unlike traditional cameras that capture only what is directly in front of the camera, iPIX-enabled cameras capture 180(degree) by 360(degree) scenes that can be navigated in any direction with zoom in and out capabilities without additional hardware. The unique features of iPIX immersive imaging offer the most cost-effective solutions to capture the maximum field of view.

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

Visual Documentation: Because iPIX immersive technology allows customers to capture a full 360-degree by 360-degree environment, iPIX is simply the best way to photographically document facilities, public buildings, schools and other spaces for emergency and tactical preparedness, project management, historical archival image database, facilities planning and design, training vulnerability and disaster assessments. iPIX visual documentation is also proven to be effective in presenting locations that would otherwise be inaccessible or entail a risk of exposure to hazardous materials or situations.

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

Our sales and marketing groups focus on direct and indirect sales. Located in Oak Ridge, TN, San Ramon, CA and London, England, our sales teams focus on developing strategic relationships and opening sales channels with potential partners and customers in our targeted vertical markets. We also employ a telesales team that targets additional business customers, provides support for the direct sales teams and fields inquiries from our Web site and toll-free customer service number.

We also maintain a customer relations department to answer inquiries regarding our offerings and respond to technical questions. Our service personnel also perform quality assurance checks on each component included in an iPIX kit prior to shipping and process customer service inquiries concerning order status, shipping information, returns and exchanges.

COMPETITION

We currently compete with several providers of immersive imaging technology. However, we do not believe any of our competitors are dominant in this industry. We compete with these companies on the basis of ease of use, reliability, end user experience and price.

In the security markets, our immersive video solutions compete with traditional pan/tilt/zoom cameras. iPIX technology, however, can deliver the pan/tilt/zoom functionality at a lower cost and without the need for additional hardware that requires maintenance and repair over the life of the camera. Our navigable solution also captures a larger field of view with fewer cameras.

When selling our imaging platform and image management services, we often find that potential customers are considering internal development of an imaging system. The time, cost and imaging expertise required to build their own imaging system typically leads them to the conclusion that they should outsource. There are other companies marketing image servers and interactive imaging services to our target markets. However, they offer only components or layers of the iPIX comprehensive imaging solution and do not currently address how their technology successfully integrates with others to deliver an end-to-end solution (capture, process, host and distribute) to compete with iPIX.

While these companies may offer only components of the end-to-end solution iPIX imaging solution, they may have greater financial, marketing, distribution and technical resources with which to target our markets. Our success will be dependent on our ability to compete on the cost-effectiveness and quality of our solutions, the success of our indirect channel partners, and the tangible value our solutions offer.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trade secret and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Our patents are intended to protect and support current and future development of our technology. We currently have 16 U.S. patents. In addition, we hold international counterparts to many of our U.S. patents in selected countries covering various aspects of our products. We have numerous patent applications pending in the United States as well as international counterparts to many of these applications. There can be no assurance that our current and future patent applications will be granted, or, if granted, that the claims covered by the patents will not be reduced from those included in our applications.

Our success and ability to compete are dependent on our ability to develop and maintain the proprietary aspects of our technology and operate without infringing on the proprietary rights of others. We seek to limit disclosure of our intellectual property by requiring employees, suppliers and customers with access to our proprietary information to execute confidentiality agreements with us and by restricting access to our source code. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or software or to obtain and use information that we regard as proprietary. We have experienced wrongful use in the past, and although we have taken steps to stop that use, we expect to experience more attempts in the future. The laws of many countries do not protect our proprietary rights to as great an extent as to the laws of the United States. Litigation may be necessary in the future to enforce our intellectual property rights to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. There can be no assurance that the statutory and contractual arrangements we currently depend upon will provide sufficient protection to prevent misappropriation of our technology or deter independent third-party development of competing technologies.

Claims by third parties that our current or future products infringe upon their intellectual property rights may have a material adverse effect on us. Intellectual property litigation is complex and expensive, and the outcome of this litigation is difficult to predict. We have been involved in litigation relating to the protection of our intellectual property rights. We are currently subject to a third party infringement claim that is in litigation. This litigation, and any future litigation, regardless of outcome, may result in substantial expense to us and significant diversion of our management and technical personnel. An adverse determination in any litigation may subject us to significant liabilities to third parties, require us to license disputed rights from other parties, if licenses to these rights could be obtained, or require us to cease using the technology.

EMPLOYEES

As of March 1, 2002, we employed 87 full-time employees. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

ITEM 2.  PROPERTIES.

We lease approximately 13,000 square feet of space in Oak Ridge, Tennessee for our corporate office and operations and approximately 19,000 square feet in San Ramon, California for our co-headquarters. We also maintain an office in London, England from which we direct our European operations. We also lease 34,489 square feet of office space in Toronto, Canada. We have sublet approximately 18,000 square feet of our Toronto, Canada space to a wholly-owned subsidiary of Homestore.com, Inc. In February 2002, we exited the remaining space in Toronto, Canada, and we are actively marketing this space to potential sub-tenants. We have also exited approximately 31,000 square feet of office space in Oak Ridge for which we are actively marketing to potential sub-tenants. We have also exited approximately 6,500 square feet of office space in San Ramon for which we are actively marketing to potential sub-tenants. If we are unable to successfully sublease our vacated and unoccupied office space, or if any of our current sub-tenants fail to make required lease payments, our business, financial condition, results of operations and cash flows may be adversely affected. (See Note 13 to our consolidated financial statements included elsewhere in this Annual Report on From 10-K).

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

On May 20, 1999, Mr. Oxaal filed a lawsuit against us and certain of our customers in the same court alleging that our technology infringes upon a patent claim for 360 degree spherical visual technology held by him. Mr. Oxaal claims that this alleged infringement is deliberate and willful and is seeking treble damages against us in an unspecified amount plus interest, an accounting by us, costs and attorney's fees, in addition to a permanent injunction prohibiting the alleged infringement of his patent by us. Mr. Oxaal filed an additional complaint on December 5, 2000 in the United States District Court for the Northern District of New York, naming us as the sole defendant. The complaint states a single claim for relief, alleging infringement of U.S. Patent No. 6,157,385, which issued on December 5, 2000. This patent encompasses a method of seamlessly combining at least two images into a spherical image.

We have asserted defenses to Mr. Oxaal's claims as we believe we did not infringe any valid claims of his patents. We believe that Mr. Oxaal's claims are without merit, and we intend to vigorously defend against his claims. However, if Mr. Oxaal were to prevail in either of these lawsuits, our financial condition, results of operations and cash flows could be materially adversely affected.

On May 10, 2001, Stanley Fry, Woodhaven Venture Partners, L.P., Cyrus Greg, Patrick Oliver and related entities, all of whom are former stockholders of PictureWorks Technology, Inc. (which we acquired in April 2000) filed a lawsuit in the Delaware Chancery Court alleging causes of action for failure to timely issue stock certificates and breach of contract. An unspecified amount of damages is sought. Discovery proceedings in the case are on-going. We believe that the plaintiffs' claims are without merit, and we intend to vigorously defend against these claims. If the plaintiffs were to prevail in their action, however, our financial condition, result of operations in cash flows could be materially adversely affected.

We are not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

No matters where submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 2001.

ITEM 4A.  EXECUTIVE OFFICERS OF REGISTRANT

The following sets forth information with respect to our executive officers as of March 1, 2002:

                  NAME                                   AGE                       TITLE
Donald W. Strickland............................         52        President and Chief Executive Officer

Paul A. Farmer..................................         43        Chief Financial Officer, Executive
                                                                   Vice President and Treasurer

Matthew S. Heiter...............................         41        Executive Vice President, General
                                                                   Counsel and Secretary

DONALD W. STRICKLAND has been the chief executive officer of iPIX since May 2001 and has been president and chief operating officer since October 2000. Mr. Strickland joined iPIX in April 2000 and served as executive vice president until his appointment as president and chief operating officer in October 2000. Prior to joining us, Mr. Strickland was president and chief executive officer of PictureWorks Technology, Inc. from March 1996 until March 2000. From June 1993 until March 1996, Mr. Strickland held the position of vice president, Imaging and Publishing at Apple Computer. Prior to joining Apple in June 1993, Mr. Strickland spent twenty years at Eastman Kodak Company where he held a succession of positions in engineering, sales, marketing and executive management. Mr. Strickland holds several degrees including a bachelor's degree in physics from Virginia Tech, a master's degree in physics from the University of Notre Dame, a master's degree in optics from the University of Rochester, a master's degree in management from the Stanford Sloan School of Management and a law degree from George Washington University.

PAUL A. FARMER has been the chief financial officer, executive vice president and treasurer of iPIX since June 2001. Prior to joining us, Mr. Farmer was the chief financial officer of Buzzsaw.com from June 2000 to June 2001. Prior to Buzzsaw, Mr. Farmer was chief financial officer, chief administrative officer and executive vice president of CCAi Consulting from June 1998 to June 2000. Prior to CCAi, Mr. Farmer was chief financial officer of TCSI, Inc. from June 1994 to June 1998 and vice president and corporate controller of Technology Solutions Company from November 1990 to June 1994. Mr. Farmer is a CPA and was with PricewaterhouseCoopers LLP from January 1982 through November 1990. Mr. Farmer holds a bachelor's degree in accounting from the University of Illinois and a masters in business administration from the University of Chicago.

MATTHEW S. HEITER has been the executive vice president, general counsel and secretary of iPIX since January 2000. Mr. Heiter served as vice president, secretary and general counsel of Interactive Pictures from October 1999 until January 2000. Prior to joining us, Mr. Heiter was a shareholder in the law firm of Baker, Donelson, Bearman & Caldwell, P.C. Mr. Heiter holds a bachelor's degree in political science from the University of Mississippi and a juris doctor from Vanderbilt University Law School.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market (symbol: IPIX). Prior to August 26, 1999, there was no public market for our common stock. As of March 1, 2002, there were 955 stockholders of record.

The following table reflects the range of the high and low bid information for our common stock for the periods indicated and takes into account the ten-for-one reverse stock split in August 2001.

                                                                                  HIGH               LOW
                                                                                 ------            ------
FISCAL 2001
Fourth Quarter.....................................................               $3.33             $1.63
Third Quarter......................................................                3.60              1.10
Second Quarter.....................................................               11.50              1.25
First Quarter......................................................               14.69              1.25

FISCAL 2000
Fourth Quarter.....................................................               56.25              9.69
Third Quarter......................................................              171.25             51.25
Second Quarter.....................................................              288.75             93.75
First Quarter......................................................              450.00            165.00

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

ITEM 6.  SELECTED FINANCIAL DATA

SELECTED HISTORICAL FINANCIAL INFORMATION

The statement of operations data presented below for the years ended December 31, 1999, 2000 and 2001 and the balance sheet data as of December 31, 2000 and 2001 have been derived from our consolidated financial statements audited by PricewaterhouseCoopers LLP, independent accountants, that are included elsewhere in this report. The statement of operations data for the years ended December 31, 1997 and 1998 and the balance sheet data as of December 31, 1997, 1998 and 1999 are derived from audited consolidated financial statements that are not included in this report. These results are not necessarily indicative of results to be expected for any future period. You should read the data presented below together with our consolidated financial statements and related notes to those statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                            FISCAL YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                           1997          1998          1999           2000          2001
                                          ------         ------       -------        -------       -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA
Revenues:
   Products............................   $2,174         $2,789       $12,523        $48,943       $14,758
   Services............................      318            329            --          4,730        14,148
                                          ------         ------       -------        -------       -------
                                           2,492          3,118        12,523         53,673        28,906
Cost of revenues:
   Products............................      461          1,274         7,262         25,442         7,205
   Services............................      316            241            --          2,464         4,961
                                          ------         ------       -------        -------       -------

                                             777          1,515         7,262         27,906        12,166
                                          ------         ------       -------        -------       -------

Gross profit...........................    1,715          1,603         5,261         25,767        16,740
                                          ------         ------       -------        -------       -------

Operating expenses:
   Sales and marketing.................   $2,839         $8,783       $37,785        $80,026       $19,647
   Research and development............    1,213          2,885         5,359         13,202         7,021
   General and administrative..........    2,720          3,939        13,906         22,306        13,667
   Amortization of product development
      and patent costs.................      858             --            --             --            --
   Stock based compensation expense           --          1,162        20,675          5,127         4,499
   Impairment and amortization of
      intangibles......................       --             --            --        234,024         2,433
   Merger expenses.....................       --             --            --         15,175            --
   Loss on disposal of assets..........       --             --            --             --         1,655
   Restructuring charges...............       --             --            --          4,161        11,655
                                          ------         ------       -------        -------       -------
           Total operating expenses....    7,630         16,769        77,725        374,021        60,577
                                          ------         ------       -------        -------       -------
Loss from operations...................   (5,915)       (15,166)      (72,464)      (348,254)      (43,837)
Interest expense.......................      (42)          (202)       (6,684)          (436)      (10,667)
Other income (expense), net............      236            303         2,545          2,095           (75)
                                          ------         ------       -------        -------       -------
Net loss before extraordinary gain....`   (5,721)       (15,065)      (76,603)      (346,595)      (54,579)
Extraordinary gain                            --             --            --             --           901
                                          ------         ------       -------        -------       -------
       Net loss                           (5,721)       (15,065)      (76,603)      (346,595)      (53,678)
Dividend relative to beneficial
   conversion feature of Series B
   convertible preferred stock.........       --             --         1,000             --            --
                                          ------         ------       -------        -------       -------
Net loss attributable to common
   stockholders........................  $(5,721)      $(15,065)     $(77,603)     $(346,595)     $(53,678)
                                         =======       ========      ========      =========      ========
Net loss per common share -
   basic and diluted                     $ (5.01)      $ (12.22)     $ (30.13)     $  (61.55)     $  (8.22)
                                         =======       ========      ========      =========      ========
Weighted average common shares -
   basic and diluted                       1,143          1,233         2,576          5,631         6,534
                                         =======       ========      ========      =========      ========


                                                                  AS OF DECEMBER 31,
                                          -----------------------------------------------------------------
                                           1997           1998         1999           2000           2001
                                          ------         ------       -------        -------        -------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
BALANCE SHEET DATA:
Cash, cash equivalents and
   securities available for sale.......   $2,830         $1,494       $73,366        $11,035        $11,103
Working capital (deficit)..............     (157)          (371)       58,617          1,174         3,506
Total assets...........................    4,599          4,769        95,803         60,614        23,078
Long-term liabilities..................       29             21           387            957         2,392
Total stockholders' equity.............      510          1,310        81,041         28,213         8,770

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

OVERVIEW

In 2001, we restructured our Company around our higher gross margin businesses. The result is that we are focused on two businesses: (1) providing outsourced imaging services to facilitate online transactions in the auction, classifieds and real estate markets and (2) providing imaging solutions for the real estate, security and observation and visual documentation markets. Our products and services include the capture, processing, management and distribution of images and related data. Revenues from online auctions and classifieds are primarily transactions based. Our transaction services involve designing, building and managing an image management infrastructure as well as leasing spaces from state-of-the-art co-location facilities with access to bandwidth. Since these services are capital intensive, a high percentage of the costs associated with transaction services are fixed and accordingly the margins from transaction services are highly dependent upon asset utilization.

Our immersive technology primarily generates revenues in two ways: licenses of software and re-sale of camera equipment. We utilize iPIX keys to license our still immersive technology to capture and save a single immersive image. We also offer time-based seat or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year. Our video immersive technology, which may be off-line or online, may be purchased on a per-unit basis or a per-year license. We sell our immersive products and services primarily into the real estate, security and observation and visual documentation markets. The cost of sales for our licenses is very low. The cost of sales for the re-sale of camera equipment can be 50 to 75% of revenues.

We also provide professional services to customers that request specific customizations or integrations of our products and services. Providing professional services is labor intensive, and our cost of sales for professional service tends to be 50 to 60% of revenues.

Our real estate business has changed over the past few years. In 2000, our real estate focused revenues were generated from four primary sources: full service virtual tours; image management services; camera kits and immersive keys; and professional services. We offered full service virtual tours through January 2001. A full service tour includes the capture, processing, management and distribution of real estate images and related data for one price. As part of the sale of assets to a subsidiary of Homestore.com in January 2001, we no longer directly sell full service virtual tours to customers in the US residential real estate market.

Throughout 2001, our real estate focused revenues were generated from three primary sources: image management services; camera kits and immersive keys; and other services. Our image management products and services were used in the real estate industry primarily to associate online still images with for-sale listings. This service is offered to customers under license agreements, transaction based agreements and revenue share agreements for real estate properties around the world. Through January 12, 2002, we provided Homestore.com with processing, hosting and distribution services and received transaction fees.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements include a summary of the significant accounting policies and methods used in the preparation of our Company's consolidated financial statements. Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and actual results may differ from those estimates. Those areas that require the greatest degree of management judgment include adequacy of the allowance for doubtful accounts, reserves for obsolete inventory, valuations of intangible assets and the estimated costs for excess facilities related to lease terminations and non-cancelable lease costs utilized in satisfaction of outstanding lease obligations.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and our financial statements accurately reflect management's best estimate of the results of operations, financial position and cash flows for the years presented.

We believe the following represent our critical accounting policies:

Revenue Recognition.

We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition and SAB No. 101, Revenue Recognition in Financial Statements.

Transaction hosting revenues are recognized ratably as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed and determinable and collection of the resulting receivable was probable.

Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. If there are continuing obligations, then we recognize revenue ratably over the life of the contract.

Product revenue is recognized upon shipment or delivery provided there are no uncertainties surrounding product acceptance or significant vendor obligations, the fees are fixed and determinable and collection is considered probable.

Royalties derived from desktop imaging products are recognized as revenues upon receipt of the royalty sell-through reports from customers, which are generally in the quarter following the quarter in which the sale by the customer took place.

Revenue from the sale of the Company's virtual tour product are recognized upon distribution to the Website designated by the customer.

We provide an allowance for returns upon recognizing revenue as deemed necessary based on historical experience. Returns were insignificant for all years presented. Payments received in advance were initially recorded as deferred revenue and recognized ratably as obligations are fulfilled.

Revenues generated from professional services are recognized as the related services are performed. When such professional services are combined with on-going transaction services or are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized while the transaction services are performed, on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and ARB No. 45, Long-Term Construction-Type Contracts.

Our operating expenses are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in revenue from licenses or transactions could cause significant variations in operating results from quarter to quarter, and we may sustain losses as a result.

Allowances for Doubtful Accounts.

Significant management judgments and estimates must be made and used in connection with establishing the doubtful account allowances in any accounting period. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences could result in the amount and timing of expense recorded if management made different judgment or utilized different estimates.

RECENT DEVELOPMENTS

During 2001 and into 2002, we introduced new products, formed new international partnerships and entered into new markets.

New product introductions include the NetCam technology for Internet based immersive video. New international partnerships include an exclusive agreement for distribution of NetCam technology in Japan and an exclusive distribution agreement for all product lines (including immersive stills, immersive video and Rimfire content management solutions) in the United Arab Emirates and some neighboring Middle Eastern countries. Our entry into new markets included online classifieds and security. During the last six months, several new classified customers have entered into agreements to utilize our image management services for their online sites. In addition, in early 2002, the Utah Olympic Public Safety Command, made up of more than 60 law enforcement agencies including the FBI and Secret Service, used our immersive imagery for surveillance and emergency response planning at the Salt Lake City Winter Olympic Games.

In January 2001, we sold assets to a subsidiary of Homestore.com. The Homestore.com subsidiary purchased computers, furniture, fixtures and equipment with a recorded book value of $0.3 million. The Homestore.com subsidiary also assumed certain obligations for undelivered virtual tours under assigned sales contracts with residential real estate brokers and agents. The accounts receivable and deferred revenue associated with these tours was $7.5 million. As part of the acquisition, Homestore.com's subsidiary hired a number of our sales force and customer service personnel. The purchase price for these assets was $12 million. We also granted Homestore.com's subsidiary an exclusive license of iPIX's virtual tour technology for the US residential real estate market. The assets that were sold were related to the pooling of Interactive

Pictures Corporation and bamboo.com; accordingly, the gain on the sale of these assets was recorded as an extraordinary gain in 2001.

In August 2001, our shareholders approved a ten-for-one reverse stock split of all of our outstanding $0.001 par value common stock and our $0.0001 Class B common stock. All share and per share data is presented to give effect to the retroactive application of the reverse stock split.

During September 2001, we completed the final stage of our 2001 financing. We issued 1,115,080 shares of the Company's Series B Preferred Stock for total consideration of $22 million. Each share of Series B Preferred Stock is convertible into approximately 9.2 shares of the Company's common stock.

RESTRUCTURING ACTIONS AND IMPAIRMENT CHARGES

We executed several restructuring actions throughout 2001. These actions and the charges relating to them are described below.

On March 1, 2001, we had 552 employees, but by the end of the second quarter we had reduced our workforce by approximately 440 positions. The reductions were primarily in the full-service virtual real estate business. The first quarter reductions resulted in a restructuring charge of $3.0 million. In the second quarter of 2001, we reorganized our management personnel, closed our sales offices throughout the USA and made further reductions in our workforce. As a result of these actions, we recorded a $7.2 million restructuring charge in the second quarter of 2001.

Included in the third quarter of 2001 is a $1.5 million impairment charge related to the write off of the unamortized portion of our directors' and officers' insurance policy. We were required to obtain a new policy due to the change in control related to our 2001 financing which culminated in the third quarter.

In summary, we recorded a total of $11.7 million in restructuring charges for the year ended December 31, 2001, of which $1.4 million was primarily for lease obligations, $3.0 million was for write-offs of equipment and leasehold improvements and $6.7 million was for separation agreements. We expect to realize significant savings annually beginning in 2002 as a result of these restructuring actions. The savings are expected to be realized primarily in cost of sales but also in selling, general and administrative expenses and research and development expenses.

OUTLOOK

The Company is subject to generally prevailing economic conditions and, as such, believes that 2002 will be a challenging year. With the elimination of $7.5 million of 2001 full service real estate revenue and other lower margin businesses, the Company believes revenue in 2002 will be less than 2001 but that due to the restructuring actions described above, our gross margins will be improved. Additionally, the Company expects to make significant capital investments in its image management infrastructure, which is expected to consume some of the Company's cash reserves.

Management believes we have sufficient cash resources to meet our funding needs for 2002. We finished the year with $11.1 million in cash and short-term investments. Management's focus in 2002 will be to reduce our cash requirements to manageable levels and focus our operations on profitability. Our long-term strategy remains unchanged. We will continue to make significant investments in research and development for all segments and will invest in the expansion of the online auction and classified businesses and in the development of new security and observation products and services during this economic downturn.

                                                                    FISCAL YEARS ENDED DECEMBER 31,
                                                                 ----------------------------------------
                                                                 1999              2000            2001
                                                                 --------         --------      ---------
                                                                 (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenues
   Products............................................          $ 12,523        $  48,943       $ 14,758
   Services............................................                --            4,730         14,148
                                                                 --------        ---------       --------
                                                                   12,523           53,673         28,906
Cost of revenues
   Products............................................             7,262           25,442          7,205
   Services............................................                --            2,464          4,961
                                                                 --------        ---------       --------
                                                                    7,262           27,906         12,166
                                                                 --------        ---------       --------
Gross profit...........................................             5,261           25,767         16,740
                                                                 --------        ---------       --------

Operating expenses:
   Sales and marketing.................................            37,785           80,026         19,647
   Research and development............................             5,359           13,202          7,021
   General and administrative..........................            13,906           22,306         13,667
   Stock-based compensation expense....................            20,675            5,127          4,499
   Impairment and amortization of intangibles..........                --          234,024          2,433
   Merger expenses.....................................                --           15,175             --
   Loss on disposal of assets..........................                --               --          1,655
   Restructuring and impairment........................                --            4,161         11,655
                                                                 --------        ---------       --------
          Total operating expenses.....................            77,725          374,021         60,577
                                                                 --------        ---------       --------
Loss from operations...................................           (72,464)        (348,254)       (43,837)
Interest expense.......................................            (6,684)            (436)       (10,667)
Interest income and other, net.........................             2,545            2,095            (75)
                                                                 --------        ---------       --------
Net loss before extraordinary gain.....................           (76,603)        (346,595)       (54,579)
Extraordinary gain.....................................                --               --            901
                                                                 --------        ---------       --------
Net loss...............................................           (76,603)        (346,595)       (53,678)
Dividend relative to beneficial conversion feature
   of Series B convertible preferred stock.............             1,000               --             --
                                                                 --------        ---------       --------
Net loss attributable to common stockholders...........          $(77,603)       $(346,595)      $(53,678)
                                                                 ========        =========       ========
Net loss per common share - basic and diluted..........          $ (30.13)       $  (61.55)      $  (8.22)
                                                                 ========        =========       ========
Weighted average common shares - basic and diluted.....             2,576            5,631          6,534
                                                                 ========        =========       ========

The following table presents for the periods indicated, the percent relationship to total revenues of select items of our statement of operations:

                                                                    FISCAL YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------
                                                                  1999            2000          2001
                                                                 ------          ------         ------
Revenues
   Products............................................           100.0%           91.2%          51.1%
   Services............................................              --             8.8           48.9
                                                                 ------          ------         ------
                                                                  100.0           100.0          100.0
Cost of revenues
   Products............................................            58.0            47.4           24.9
   Services............................................              --             4.6           17.2
                                                                 ------          ------         ------
                                                                   58.0            52.0           42.1
                                                                 ------          ------         ------
Gross profit...........................................            42.0            48.0           57.9
                                                                 ------          ------         ------

Operating expenses:
   Sales and marketing.................................           301.7           149.1           68.0
   Research and development............................            42.8            24.6           24.3
   General and administrative..........................           111.0            41.6           47.3
   Stock-based compensation expense....................           165.1             9.6           15.6
   Impairment and amortization of intangibles..........              --           436.0            8.4
   Merger expenses.....................................              --            28.3             --
   Loss on disposal of assets..........................              --              --            5.7
   Restructuring and impairment........................              --             7.7           40.3
                                                                 ------          ------         ------
          Total operating expenses.....................           620.6           696.9          209.6
                                                                 ------          ------         ------
Loss from operations...................................          (578.6)         (648.9)        (151.7)
Interest expense.......................................           (53.4)           (0.8)         (36.9)
Interest income and other, net.........................            20.3             3.9           (0.3)
                                                                 ------          ------         ------
Net loss before extraordinary gain.....................          (611.7)         (645.8)        (188.8)
Extraordinary gain.....................................              --              --            3.1
                                                                 ------          ------         ------
Net loss...............................................          (611.7)         (645.8)        (185.7)
Beneficial conversion of Series B convertible
   preferred stock.....................................            (8.0)             --             --
                                                                 ------          ------         ------
Net loss attributable to common stockholders...........          (619.7)%        (645.8)%       (185.7)%
                                                                 ======          ======         ======

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Revenues. Total revenues decreased to $28.9 million in 2001, compared to $53.7 million in 2000, a decrease of $24.8 million or 46%. This decrease was due primarily to a decrease of $27.9 million in sales of full service virtual tours to the residential real estate market, which was off-set by an increase of $3.1 million in technology products and services revenues.

As part of the sale of assets to Homestore.com during the first quarter of 2001, we no longer directly sell full service virtual tours or iPIX keys to customers in the U.S. residential real estate market. Instead, through January 12, 2002, we provided Homstore.com certain processing, hosting and distribution services and received transaction fees and royalties. Throughout 2001, other than full service virtual tours, our real estate focused revenues were generated from three primary sources: image management services; camera kits and immersive keys; and other services.

The 2001 revenues of $28.9 million included $21.4 million from the sale of our technology products and services and $7.5 million related to full service virtual real estate tours. The 2000 revenues of $53.7 million included $18.3 million from the sale of our technology products and services and $35.4 million related to full service virtual real estate tours. We expect to generate minimal future revenues from the sale of full service virtual real estate tours in the U.S. residential markets. The increase in 2001 technology products and services revenues was primarily related to image management solutions for the auction industry.

Product revenues decreased to $14.8 million in 2001, compared to $48.9 million in 2000, a decrease of $34.1 million. This decrease was due primarily to the reduction in sales of virtual tours. Services revenues from our professional services and Rimfire technology were $14.1 million in 2001, compared to $4.7 million in 2000. The increase in professional service revenues related primarily to integrations of our technology with new customers.

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in an iPIX kit. Cost of revenues decreased to $12.1 million in 2001, compared to $27.9 million in 2000, a decrease of $15.7 million or 56%. Cost of revenues as a percentage of total revenues decreased to 42% in 2001 from 52% in 2000. This decrease was primarily the result of a lower volume of virtual tour deliveries and an increase in higher margin Rimfire based revenue.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased to $19.6 million in 2001, compared to $80.0 million in 2000, a decrease of $60.4 million or 75%. This decrease was due primarily to our decision to sell more of our products and services through third parties and become less reliant upon a worldwide direct sales force. As a result, we significantly reduced our sales force and eliminated our field operations personnel. In addition, we eliminated costs relating to technology access and sponsorship fees and decreased advertising and branding expenses.

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses decreased to $7.0 million in 2001, compared to $13.2 million in 2000, a decrease of $6.2 million or 47%. This decrease was due primarily to decreased personnel and related costs as a result of our reduction in work force and our exit from the full service virtual tour real estate business.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, bad debt expenses and other costs associated with being a public company. General and administrative expenses decreased to $13.7 million in 2001, compared to $22.3 million in the third quarter of 2000, a decrease of $8.6 million or 39%. This decrease was due primarily to a decrease in personnel and related costs and fees related to professional services. Bad debt expense was $4.4 million 2001, compared to $4.0 million in 2000, an increase of $0.4 million.

Stock-based Compensation. Stock-based compensation expense consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant. In addition, it also includes the amortization of the fair value of warrants and options issued to non-employees and restricted stock granted to employees. The related compensation is amortized over the vesting period of the options or stock grants. Expenses related to the warrants are amortized over the term of the agreements to which they relate. Stock-based compensation expense decreased to $4.5 million in 2001, compared to $5.1 million in 2000, a decrease of $0.6 million or 12%. This decrease was due to a decrease in expense related to stock options and warrants which were issued prior to 2001. In 2001, we did not issue any additional warrants or stock options priced below the deemed fair market value of our common stock on the date of grant.

Impairment and amortization of intangibles. The amortization consists of goodwill associated with corporate acquisitions during the second quarter of 2000. Amortization of goodwill was $2.4 million in 2001, compared to $234.0 million in 2000, a decrease of $231.6 million or 99%. The decrease is related to the impairment charge taken in the fourth quarter of 2000 of $176.8 million.

Merger Expenses. Merger expenses consist of costs incurred as a result of the merger of Interactive Pictures and bamboo.com that occurred on January 19, 2000. Merger expense was $0.0 million in 2001, compared to $15.2 million in 2000, a decrease of 100%.

Restructuring and Impairment. Restructuring and Impairment charges were $11.7 million in 2001, compared to $4.2 million in 2000, an increase of $7.5 million or 180%. Restructuring charges are primarily associated with reductions of our workforce, outstanding obligations under non-productive leases resulting from the consolidation of certain offices and write-offs of abandoned computers and office furniture and equipment. Included in the 2001 impairment expense is $1.5 million related to the write off of the unamortized portion of our directors' and officers' insurance policy. We were required to obtain a new policy due to the change in control related to our 2001 financing which culminated in the third quarter.

Interest Expense. Interest expense was $10.7 million 2001, compared to $0.4 million in 2000, an increase of $10.3 million. In 2001, we recorded non-cash interest expense of $10.0 million related to the accretion of the second quarter 2001 promissory note issued in the second quarter to its face value when converted to preferred stock during the third quarter of 2001.

Interest Income and Other. Interest income and other consists primarily of interest earned on cash and investments. Interest income and other decreased to $(0.1) million in 2001, compared to $2.1 million in 2000. This decrease was due primarily to decreased earnings on our cash investments related to lower average cash balances throughout the years.

Extraordinary Gain. Extraordinary gain was $0.9 million 2001, compared to $0.0 million in 2000. We recorded an extraordinary gain from the cash received from the sale of assets to Homestore.com in January, 2001. The assets were used to provide tours of residential real estate properties that were related to the pooling of Interactive Pictures Corporation and bamboo.com.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

Revenues. Total revenues increased to $53.6 million in 2000, compared to $12.5 million in 1999, an increase of $41.2 million. Product revenues increased to $48.9 million in 2000, compared to $12.5 million in 1999, an increase of $36.4 million. This increase was due primarily to an increase of $20.1 million in sales of virtual tours and an increase of $3.9 million in sales of iPIX kits and iPIX keys, primarily to e-commerce and real estate customers. Services revenues from our professional services and Rimfire technology were $4.7 million in 2000.

We did not have services revenues in 1999.

Cost of Revenues. Cost of product revenues increased to $25.4 million in 2000, compared to $7.2 million in 1999, an increase of $18.1 million. This increase was due primarily to the sale of a higher volume of virtual tours. Cost of product revenues as a percentage of product revenues decreased from 58% in 1999 to 47% in 2000. This decrease was primarily related to productivity improvements in the virtual tours and a favorable product mix toward higher margin products.

Cost of service revenues was $2.5 million in 2000, or 53% of service revenues. We did not incur any cost of services revenues in 1999.

Sales and Marketing. Sales and marketing expenses increased to $80.0 million in 2000, compared to $37.8 million in 1999, an increase of $42.2 million, or 112%. This increase was due primarily to a significant increase in our sales force, increased costs relating to technology access and sponsorship fees and increased advertising and branding expenses. Sales and marketing expenses also increased due to the acquisitions in the second quarter of 2000.

Research and Development. Research and development expenses increased to $13.2 million in 2000, compared to $5.4 million in 1999, an increase of $7.8 million, or 146%. This increase was due primarily to increased staffing associated with expanding our research and development efforts to build and enhance our digital media infrastructure.

General and Administrative Expenses. General and administrative expenses increased to $22.3 million in 2000, compared to $13.9 million in 1999, an increase of $8.4 million, or 60%. This increase was due primarily to an increase in personnel and related expenses required to support our growth, professional services, expansion of our leased facilities, bad debt expense and other costs associated with being a public company. Bad debt expense was $4.0 million 2000, compared to $0.4 million in 1999, an increase of $3.6 million.

Stock-based Compensation Expense. Stock-based compensation expense decreased to $5.1 million in 2000, compared to $20.7 million in 1999. This change is due to a decrease in expense related to stock options issued in previous years offset by an increase in expense related to warrants issued during 2000.

Impairment and amortization of intangibles. Amortization of intangible assets was $57.2 million in 2000 and $0.0 million in 1999. The amortization was a result of acquisitions during the second quarter of 2000. During the fourth quarter of 2000, we recorded an impairment of goodwill of $176.8 million. Certain events occurred during the fourth quarter including the decline of our stock price and market capitalization that led us to reevaluate expected future cash flows from acquired businesses which indicated a need to record the impairment charge.

Merger Expenses. Merger expenses consist of costs incurred as a result of the merger of Interactive Pictures and bamboo.com that occurred on January 19, 2000. Merger expense was $15.2 million in 2000, compared to $0.0 million in 1999. These merger costs consisted primarily of investment banking fees and costs of attorneys, accountants and other directly related external costs.

Restructuring and Impairment. Restructuring expense was $4.2 million in 2000, compared to $0.0 million in 1999. During the fourth quarter of 2000, we recorded a restructuring charge of $4.2 million primarily associated with a reduction of our workforce, the consolidation of certain offices and a write-off of abandoned computer equipment.

Interest Expense. Interest expense was $0.4 million 2000, compared to $6.7 million in 1999, a decrease of $6.3 million. In June 1999, we entered into an agreement to sell 1,100 shares of our Series C mandatorily redeemable preferred stock and 12,518 shares of our common stock for total gross proceeds of $11 million. The $11 million of proceeds was allocated $4.4 million to the Series C mandatorily redeemable preferred stock and $6.6 million to the common stock, based on their relative fair values. The shares of the Series C mandatorily redeemable preferred stock were redeemed in accordance with their original terms after completion of our initial public offering by payment of their face value of $11 million. Consequently, we recorded interest expense of $6.6 million in 1999, which represented primarily the original discount on the Series C mandatorily redeemable preferred stock.

Interest Income and Other. Interest income and other decreased to $2.1 million in 2000 from $2.5 million in 1999. This decrease was due primarily to relatively higher average cash and investment balances in 1999. The decrease was also due to the write-off of investments during 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At December 31, 2001, we had $11.1 million of cash and cash equivalents.

On May 14, 2001, we executed definitive agreements with Paradigm Capital Partners and Memphis Angels, LLC for an investment by the parties into the Company. The agreement called for the investment to occur in two tranches. Tranche A consisted of the sale of $10.0 million in convertible notes and warrants to purchase Series B preferred stock. On September 26, 2001, we completed Tranche B of the investment. At the close of Tranche B, we issued 1,115,080 shares of our Series B Preferred Stock represented by the conversion of the $10.0 million note, the conversion of $0.3 million of interest on the note and $12.0 million in cash through the exercise of warrants from Tranche A.

Net cash used in operating activities was $26.5 million for year ended December 31, 2001 and $99.9 million for the year ended December 31, 2000. Net cash used for operating activities in each of these periods is primarily a result of net losses offset by changes in net operating assets. Our net loss for the years ended December 31, 2001 and 2000 included non-cash charges for $5.9 million and $239.9 million, respectively, of depreciation and amortization, $6.7 million and $5.1 million, respectively, of non-cash stock based compensation and $10.0 million and $0.0 million, respectively, of non-cash interest related to debt and warrants.

Net cash provided by investment activities was $16.1 million for the year ended December 31, 2001 and $24.6 million for the year ended December 31, 2000. Net cash provided by investing activities was related to the net purchases and maturities of short-term investments, the acquisition of computer software and hardware and other equipment and the proceeds from the sale of assets.

Net cash provided by financing activities was $17.1 million for the year ended December 31, 2001 and $61.7 million for the year ended December 31, 2000. The net cash provided by financing activities for these periods was due primarily to the sale of shares of our common and preferred stock, the exercise of stock options and the issuance of a convertible promissory note, off-set by the repayment of capital lease obligations and other notes payable.

Management believes we have sufficient cash resources to meet our funding needs for 2002. We finished the year with $11.1 million in cash and short-term investments. Management's focus in 2002 will be to reduce our cash requirements to manageable levels and focus our operations on profitability. Our long-term strategy remains unchanged. We will continue to make significant capital investments as well as investments in research and development for all segments and will invest in the expansion of the online auction and classified businesses and in the development of new security and observation products and services during this economic downturn.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued Statement No. 141 (FAS 141), "Business Combinations" and Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 141 supercedes APB 16, Business Combinations and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost.

The most significant changes made by FAS 141 involve the requirement to use the purchase method of accounting for all business combinations, thereby eliminating use of the pooling-of-interests method along with the establishment of new criteria for determining whether intangible assets acquired in a business combination should be recognized separately from goodwill. FAS 141 is effective for all business combinations (as defined in the statement) initiated after September 30, 2001 and for all business combinations accounted for by the purchase method that are completed after September 30, 2001 (that is, the date of the acquisition is July 1, 2001 or later). We do not expect adoption of FAS 141 to have a material impact on our reported results of operations, financial position or cash flows.

The Company also adopted FAS No 142, for fiscal years beginning after December 31, 2001. Under FAS No. 142, goodwill is no longer amortized but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed its transitional impairment test in the quarter ended December 31, 2001 and no impairment loss resulted.

In August 2001, the FASB issued Statement No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, "Reporting The Results of Operations -- Reporting The Effects of Disposal of a Segment of a Business and Extraordinary Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. We do not expect adoption of FAS 144 to have a material impact on our reported results of operations, financial position or cash flows.

In November 2001, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit's fair value can be established. This issue is to be applied retroactively in the first fiscal quarter beginning after December 15, 2001. We have not yet evaluated the effects of this consensus on our consolidated financial statements.

INFLATION

Inflation has not had a significant impact on our operations to date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of the Company, together with the report thereon of PricewaterhouseCoopers, LLP, independent accountants, are set forth on the pages indicated in item 14(a) below of this Annual Report on Form 10-K.

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different form any future results, performance, or achievements expressed or implied by such forward-looking statements.

RISK FACTORS

Our limited operating history and recent restructuring efforts makes it difficult to evaluate our business

During the quarter ended March 31, 2001, we sold our full-service, residential real estate business and completed a significant restructuring of our Company. We focused our business on generating higher margin revenue from our Rimfire and iPIX immersive solutions and significantly reduced our operating expenses and number of employees. As a result, we have a limited operating history on which you can base an evaluation of our business and prospects. Our prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that have undertaken a substantial business restructuring. To address these risks and uncertainties, we must, among other things:

         -        increase our customer base for Rimfire services;

         - maintain and enhance our brand and expand our immersive product and service offerings;

         -        attract, integrate, retain and motivate qualified personnel;
                  and

         - adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives.

Failure to increase our revenues or increases in expenses would prevent us from achieving and maintaining profitability

We have never been profitable. We have incurred significant losses and expect to continue to incur losses in the future. A substantial portion of our revenues for 2001 and our future revenues will be derived from transaction fees and license fees from our Rimfire customers, particularly eBay Inc. In the future, we may introduce new products and services and enhancements and improvements to our current product and service offerings. We may have to increase our operating expenses in order to increase our customer base, enhance our brand image and support our growing infrastructure. In order for us to become profitable, we must increase our revenues and gross profit margins sufficiently to cover current and future operating expenses. If we fail to do so, we may never achieve profitability.

Our quarterly results may fluctuate, which could make financial forecasting difficult and increase volatility in our common stock

Our revenues and operating results may vary significantly from quarter-to-quarter. As a result, quarter-to-quarter comparisons of our revenues and operating results may not be meaningful. In addition, due to our limited operating history and restructuring, it may be difficult to predict our future revenues and results of operations accurately. It is likely that, in one or more future quarters, our operating results will fall below the expectations of investors. If this happens, the trading price of our common stock is likely to be materially and adversely affected.

We rely on third party systems to provide our Rimfire service

We rely on certain third-party computer systems and third-party service providers, including a third party Internet service provider, to host and maintain our production services for all of our Rimfire customers. The performance and availability of our Internet systems is critical to our business and reputation. Any system failure, including network, software or hardware failure that interrupts the delivery of Rimfire services or decreases our responsiveness to our customers could be disruptive to our business. Our Internet service provider does not guarantee that its Internet access will be uninterrupted, error free or secure. Because our revenue from our Rimfire service is transaction based, any interruption in Internet access will result in a loss of revenue for the period that Internet access is unavailable.

Our operating results are highly dependent on generating recurring revenue from our existing Rimfire service customers, and we must be successful in adding new Rimfire service customers and generating revenue from new markets

Substantially all of our recurring revenue is derived from transaction fees generated by our Rimfire service. In particular, eBay and Homestore.com, Inc. are our largest Rimfire customers. eBay represented approximately 21% of total revenue and 43% of total Rimfire service revenue for 2001. Homestore.com represented approximately 23% of total revenue and 44% of total Rimfire service revenue for 2001. The loss of either of these customers would have a material adverse effect on our business. We believe that transaction fees from eBay will continue to increase as a percentage of revenue as more eBay customers utilize our service on the eBay auction Website. Because we are dependent on these two customers, we must continue to add new Rimfire customers in order to increase revenues and diversify our sources of revenue. We must also be successful in developing our product and service offerings for new markets, such as security and observation and classified advertising. In order to achieve and maintain profitability, we must be successful in generating revenue from sales of our product and service offerings into existing and new markets. In addition, any significant decrease in demand for our picture services on the eBay auction site could have a material adverse effect on our revenue and our ability to achieve profitability. We must also continue to improve and enhance our Rimfire service. If we fail to do so in a timely manner, or if we suffer a decrease in demand for our products and services, our revenue will decrease.

Our success depends on our ability to protect our intellectual property

We rely on trademark, copyright and patent law, trade secret protection and confidentiality and/or license agreements with our employees, customers, partners and others to protect our proprietary rights. If we are not successful in protecting our intellectual property, there could be a material adverse effect on our business.

While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that:

         - any patent can be successfully defended against challenges by third parties;

         - pending patent applications will result in the issuance of patents;

         - our competitors or potential competitors will not devise new methods of competing with us that are not covered by our patents or patent applications;

         - new prior art will not be discovered which may diminish the value of or invalidate an issued patent; or

         - a third party will not have or obtain one or more patents that prevent us from practicing features of our business or will require us to pay for a license to use those features.

Also, our patents, service marks or trademarks may be challenged and invalidated or circumvented. In addition, we are exposed to infringement of our intellectual property in foreign markets because our intellectual property is protected under United States laws that may not extend to foreign uses.

We have been involved in litigation relating to the protection of intellectual property rights and could be involved in future litigation as third parties develop products that we believe infringe on our patents and other intellectual property rights. We have experienced attempts to misappropriate our technology, and we expect those attempts may continue. We are currently involved in litigation in which our rights to technology have been challenged. The cost of such litigation, or the determination against us in this type of lawsuit, could have a material adverse effect on our business.

If we lose key members of our personnel, our future success could be limited

Our future success depends on our ability to attract and retain key management, engineering, technical and other personnel. In addition, we must recruit additional qualified management, engineering, technical and marketing and sales and support personnel for our operations. Competition for this type of personnel is intense, and we may not be successful in attracting or retaining personnel. The loss of the services of one or more members of our management group or other key employees or the inability to hire additional qualified personnel will limit our ability to grow our business.

Our success is dependent upon our ability to adapt to technological changes, and if we fail to do so, our offerings may become obsolete

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

We may not be successful in expanding our business into international markets

A part of our long-term strategy has been to expand into international markets. The success of any additional foreign operations will be substantially dependent upon our entering and succeeding in those markets. We may experience difficulty in managing international operations as a result of competition, technical problems, distance, language or cultural differences.

As we manage our international efforts, we will be subject to a number of risks, including the following:

         - failure of foreign countries to rapidly adopt the Internet, digital imaging or other required technologies;

         - unexpected changes in regulatory requirements, especially regarding the Internet;

         - slower payment and collection of accounts receivable than in our domestic market; and

         -        political and economic instability.

We cannot assure you that we will be able to successfully market our products in foreign markets.

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

Our certificate of incorporation and bylaws contain anti-takeover provisions that may make it more difficult or expensive to acquire us in the future, which could negatively affect our stock price

Our amended and restated certificate of incorporation and amended and restated bylaws and applicable provisions of Delaware law contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. In addition, in October of 2000, our board of directors approved a shareholder rights plan that has the effect of making an acquisition of us prohibitively expensive unless our board of directors approves of the acquisition. The provisions of our certificate and bylaws and the Delaware General Corporation Law may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock or delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively affect our stock price.

Because our product and service offerings are intended to enhance internet commercial transactions, the success of our business will be dependent upon continued growth of internet commerce

Our products and services are intended to enhance and facilitate commercial transactions over the Internet. Our future revenues are substantially dependent upon the widespread acceptance and use of the Internet and other online services as a medium for commerce by consumers and sellers. If continued acceptance and growth of Internet use does not occur, it could have a material adverse effect on our business.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and in the amount of traffic. Continued development and maintenance of the Internet's infrastructure to handle this increased traffic must continue. In addition, timely development of complimentary products, such as high-speed modems, providing reliable Internet access and services will also be required.

The Internet has experienced a variety of outages and other delays as a result of computer viruses and other damages to portions of its infrastructure. Outages and delays and infections by computer viruses are likely to continue and affect the level of Internet usage generally. Such outages and delays will affect processing of transactions on Rimfire integrated Websites. We will experience a reduction in revenues and increased expenses as a result of such outages and delays. We will be required to continually make capital investments to enhance our infrastructure and protect our services from computer viruses and other outages and delays on the Internet. The cost of such improvements could have a material adverse effect on our business.

Our market is highly competitive, and our business may suffer if we are unable to compete successfully

The market for our immersive products and our Rimfire products and services are new and rapidly evolving. We currently compete with other providers of image management services, such as Kodak and MGI Software. The market for immersive products and services is intensely competitive. We compete with other providers of immersive imaging technology, such as Apple and BeHere Corporation. Each of these companies develops and markets products and services similar to ours. We expect additional competition from other emerging and established companies. There can be no assurance that the Company's current and potential competitors will not develop products that are more effective than our current or future products, or that our products and technology will not be rendered obsolete by such developments. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to promotion and sale of their products than us. Our business will suffer if we are unable to compete effectively.

Concentrated control over our voting stock could adversely affect stockholders

As of December 31, 2001, the holders of our Series B Preferred Stock beneficially owned approximately 62% of our outstanding voting stock. As a result, these stockholders are able to exercise control over certain matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control could discourage others from initiating potential merger, takeover or other change of control transactions. As a result, the market price of our common stock could be adversely affected.

Recent terrorist activities and resulting military and other actions could adversely affect our business

Terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001 disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad, and the continued military action and heightened security measures, may cost significant disruptions to global commerce. Such disruptions could result in the delay or cancellation of customer orders, a general decrease in corporate spending on information technology or our ability to effectively market and sell our products and services. Such events could have material adverse affect on our business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information called for by this item is incorporated herein by reference to iPIX's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 30, 2002, to be filed with the SEC pursuant to Regulations 14A under the Securities Exchange Act of 1934, as amended.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to iPIX's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 30, 2002, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information called for by this item is incorporated herein by reference to iPIX's Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 30, 2002, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information called for by this item is incorporated herein by reference to iPIX's Proxy Statement for its Annual Meeting of Stockholder to be held on or about May 30, 2002, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                                                      Page
                                                                                                      ----
Internet Pictures Corporation Consolidated Financial Statements
   Consolidated Balance Sheets at December 31, 2000 and 2001 ..........................................F-2

   Consolidated Statements of Operations for the years ended December 31, 1999,2000 and 2001..........................................................................................F-3

   Consolidated Statements of Stockholders' Equity for the period from
     January 1, 1999 to December 31, 2001..............................................................F-4

   Consolidated Statements of Cash Flows for the years ended December 31,
     1999, 2000 and 2001...............................................................................F-7

   Notes to Consolidated Financial Statements..........................................................F-8

         All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

         (b) Reports on Form 8-K.

                  1. October 3, 2001; Item 5

         (c) Exhibits.

         The following exhibits are filed herewith or incorporated by reference:

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------

3.1                Form of Amended and Restated Certificate of Incorporation of the Registrant
                   (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999
                   (File No. 333-80639)).

3.1(a)             Form of Amendment to the Amended and Restated Certificate of Incorporation of the
                   Registrant (incorporated herein by reference to Form S-1 as filed with the Commission on
                   March 17, 2000).

3.2                Form of Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Form 10-Q as filed with the Commission on November 14, 2000).

3.3                Certificate of Designations of Series A Junior Participating Preferred Stock
                   (incorporated herein by reference to Form 8-A as filed with the Commission on November
                   2, 2000).

3.3                Amended Certificate of Designations of Series B Preferred
                   Stock (incorporated herein by reference to Form 8-K as filed with the Commission on October 3, 2001).

4.1                Form of certificate representing the common stock, $.001 par value per share of Internet
                   Pictures Corporation (incorporated herein by reference to Form 10-K as filed with the
                   Commission on March 30, 2000).

4.2                Rights Agreement dated October 31, 2000 between Internet Pictures Corporation and
                   EquiServe (incorporated herein by reference to Form 8-A as filed with the Commission on
                   November 2, 2000).

4.3                Registration Rights Agreement dated May 14, 2001 between Internet Pictures Corporation and Image Investors Portfolio, a separate series of Memphis Angels, LLC (incorporated herein by reference to Form 8-K as filed with the Commission on May 29, 2001).

10.1* Executive Employment Agreement dated January 24, 1997, between Interactive Pictures Corporation and James M.
                   Phillips, as amended (incorporated herein by reference to Form S-1 as declared effective on August 4, 1999 (File No.
                   333-78983)) as further amended by amendment number 3 on February 22, 2001 (incorporated herein by reference to Form
                   10-K as filed with the Commission on March 30, 2000).

10.2*              Separation of Employment and Consulting Agreement between Internet Pictures Corporation and James M. Phillips dated as of May 14, 2001 (incorporated herein by reference to Form
                   8-K as filed with the Commission on May 29, 2001)

10.3*              Employment Agreement dated July 1, 2001, between Internet Pictures Corporation and
                   Donald W. Strickland (incorporated herein by reference to Form 10-Q as filed with the
                   Commission on August 14, 2001).

10.4#*             Employment Agreement dated May 31, 2001, between Internet Pictures Corporation and
                   Matthew S. Heiter,  as amended.

10.5*              Employment Agreement dated July 1, 2001, between Internet
                   Pictures Corporation and Paul A. Farmer (incorporated herein by reference to Form 10-Q as filed with the Commission on August 14, 2001).

10.6               Amended and Restated Internet Pictures Corporation 2001 Equity Incentive Plan
                   (incorporated herein by reference to Form S-8 as filed with the Commission on January
                   16, 2002).

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

10.9               1999 Employee Stock Purchase Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139)

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

10.15              Acquisition Agreement dated January 12, 2001 between Internet Pictures Corporation and
                   Homestore Virtual Tours, Inc. (incorporated herein by reference to Form 8-K as filed with the Commission on January 29, 2001).

10.16**            License Agreement dated January 12, 2001 between Internet Pictures Corporation and
                   Homestore Virtual Tours, Inc. (incorporated herein by reference to Form 10-K as filed with the Commission on April 2, 2001).

10.17**            Visual Content Service Agreement, as amended, between Internet Pictures Corporation and
                   eBay Inc. (incorporated herein by reference to Form 10-Q filed with the Commission on
                   October 31, 2001).

10.18              Purchase Agreement between Internet Pictures Corporation and eBay Inc. dated September
                   26, 2001 (incorporated herein by reference to Form 10-Q filed with the Commission on
                   October 31, 2001).

10.19              Master Lease Agreement between Internet Pictures Corporation and eBay Inc. dated
                   September 26, 2001 (incorporated herein by reference to Form 10-Q filed with the
                   Commission on October 31, 2001).

10.20#             Purchase Agreement between Internet Pictures Corporation and eBay Inc. dated December 1,
                   2001.

21.1#              Subsidiaries of the Registrant.

23.1#              Consent of PricewaterhouseCoopers LLP

24.1               Power of Attorney (included on page 28)

                   *Executive Compensation Plan or Agreement
                   **Portions of the exhibit have been omitted pursuant to a request for confidential treatment.
                   # Filed Herewith

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


                                    INTERNET PICTURES CORPORATION


                                    By: /s/ Donald W. Strickland
                                       ----------------------------------------
                                                 Donald W. Strickland
                                         President and Chief Executive Officer

Date:  March 29, 2002

                               POWER OF ATTORNEY

         Each person whose signature appears below hereby appoints Donald W. Strickland, Paul A. Farmer and Matthew S. Heiter, or any of them, as such person's true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person's name, place and stead, in any and all capacities, to sign on such person's behalf, individually and in each capacity stated below, any and all amendments to this Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

     SIGNATURE                                           TITLE                              DATE
     ---------                                           -----                              ----

/s/ Donald W. Strickland                  President, Chief Executive Officer and          March 29, 2002
------------------------                  Director
Donald W. Strickland

/s/Paul A. Farmer                         Chief Financial Officer (Chief Accounting       March 29, 2002
-----------------                         Officer)
Paul A. Farmer

/s/ David M. Wilds                        Chairman of the Board of Directors              March 29, 2002
------------------
David M. Wilds

/s/ Gregory S. Daily                      Director                                        March 29, 2002
--------------------
Gregory S. Daily

/s/ Michael D. Easterly                   Director                                        March 28, 2002
-----------------------
Michael D. Easterly

/s/ Thomas M. Garrott                     Director                                        March 29, 2002
---------------------
Thomas M. Garrott

/s/ Laban P. Jackson, Jr.                 Director                                        March 29, 2002
-------------------------
Laban P. Jackson, Jr

/s/ Andrew P. Seamons                     Director                                        March 25, 2002
---------------------
Andrew P. Seamons

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of
Internet Pictures Corporation

         In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Internet Pictures Corporation and its subsidiaries (the "Company") at December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Knoxville, Tennessee
February 1, 2002

                         INTERNET PICTURES CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                                                                     DECEMBER 31,
                                                                                            -----------------------------
                                                                                              2000               2001
                                                                                            ---------           ---------
                                                                                          (In thousands, except share and
                                                                                                 per share amounts)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents ........................................................          $   5,322           $  11,103
Securities available-for-sale ....................................................              5,713                  --
Accounts receivable, net of allowance for doubtful accounts of
   $4,617 in 2000 and $2,171 in 2001 .............................................             13,732                 921
Inventory, net of reserve for obsolescence of $203 in 2000 and $493 in 2001 ......              1,061                 219
Prepaid expenses and other current assets ........................................              6,790               3,179
                                                                                            ---------           ---------
       Total current assets ......................................................             32,618              15,422

Property and equipment, net ......................................................             20,965               4,614
Other assets .....................................................................              1,555                  --
Goodwill .........................................................................              5,476               3,042
                                                                                            ---------           ---------
       Total assets ..............................................................          $  60,614           $  23,078
                                                                                            =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable .................................................................          $   4,077           $   1,500
Accrued liabilities ..............................................................             16,682               7,557
Deferred revenue .................................................................              9,077               1,592
Current portion of promissory note and obligations under capital leases ..........              1,608               1,267
                                                                                            ---------           ---------
       Total current liabilities .................................................             31,444              11,916
                                                                                            ---------           ---------
Promissory note and obligations under capital leases, net of current portion .....                957               1,277
                                                                                            ---------           ---------
Other non-current liabilities ....................................................                 --               1,115
                                                                                            ---------           ---------

Commitments and contingencies (Note 13)

STOCKHOLDERS' EQUITY:

Preferred stock, $0.001 par value: ...............................................                 --                  --
   Authorized:  5,001,100 in 1999 and 2000
    Issued and outstanding: 0 in 2000 and 1,115,080 in 2001
Class B common stock, $0.0001 par value: .........................................                 --                  --
    Authorized:  7,421,536 in 1999 and 2000
    Issued and outstanding:  404,173 in 2000 and 179,480 in 2001
Common stock, $0.001 par value: ..................................................                 59                  66
   Authorized:  150,000,000 in 1999 and 2000
   Issued and outstanding:  5,946,402 in 2000 and 6,568,337 in 2001
Additional paid-in capital .......................................................            484,098             513,468
Notes receivable from stockholders ...............................................             (2,349)               (179)
Unearned stock-based compensation ................................................             (3,361)               (142)
Accumulated deficit ..............................................................           (450,296)           (503,974)
Accumulated other comprehensive income ...........................................                 62                (469)
                                                                                            ---------           ---------
       Total stockholders' equity ................................................             28,213               8,770
                                                                                            ---------           ---------
       Total liabilities and stockholders' equity ................................          $  60,614           $  23,078
                                                                                            =========           =========


The accompanying notes are an integral part of these consolidated financial statements.

                         INTERNET PICTURES CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED DECEMBER 31,
                                                                    -------------------------------------------
                                                                      1999             2000              2001
                                                                    --------         ---------         --------
                                                                      (In thousands, except per share amounts)

REVENUES:
Products ...................................................        $ 12,523         $  48,943         $ 14,758
Services ...................................................              --             4,730           14,148
                                                                    --------         ---------         --------
                                                                      12,523            53,673           28,906
                                                                    --------         ---------         --------
COST OF REVENUES:
Products (excludes stock-based compensation of $398, $113
    and $65) ...............................................           7,262            25,442            7,205
Services (excludes stock-based compensation of
    $0, $52 and $30) .......................................              --             2,464            4,961
                                                                    --------         ---------         --------

                                                                       7,262            27,906           12,166
                                                                    --------         ---------         --------
Gross profit ...............................................           5,261            25,767           16,740
                                                                    --------         ---------         --------

OPERATING EXPENSES:
Sales and marketing (excludes stock-based
    compensation of $13,353, $3,083 and $1,605) ............          37,785            80,026           19,647
Research and development (excludes stock-based
    compensation of $1,331, $1,380 and $650) ...............           5,359            13,202            7,021
General and administrative (excludes stock-based
    compensation of $5,593, $544 and $2,149) ...............          13,906            22,306           13,667
Stock-based compensation expense ...........................          20,675             5,127            4,499
Impairment and amortization of intangibles .................              --           234,024            2,433
Merger expenses ............................................              --            15,175               --
Loss on disposal of assets .................................              --                --            1,655
Restructuring charges ......................................              --             4,161           11,655
                                                                    --------         ---------         --------

Total operating expenses ...................................          77,725           374,021           60,577
                                                                    --------         ---------         --------
Loss from operations .......................................         (72,464)         (348,254)         (43,837)

OTHER INCOME (EXPENSE):
Interest expense ...........................................          (6,684)             (436)         (10,667)
Other income (expense), net ................................           2,545             2,095              (75)
                                                                    --------         ---------         --------
Net loss before extraordinary gain .........................         (76,603)         (346,595)         (54,579)
Extraordinary gain .........................................              --                --              901
                                                                    --------         ---------         --------
Net loss ...................................................         (76,603)         (346,595)         (53,678)
Beneficial conversion related to issuance of Series B
    convertible preferred stock ............................          (1,000)               --               --
                                                                    --------         ---------         --------
Net loss attributable to common stockholders ...............        $(77,603)        $(346,595)        $(53,678)
                                                                    ========         =========         ========
Basic and diluted loss per common share ....................        $ (30.13)        $  (61.55)        $  (8.22)
                                                                    ========         =========         ========

Weighted average common shares - basic and diluted .........           2,576             5,631            6,534
                                                                    ========         =========         ========


The accompanying notes are an integral part of these consolidated financial statements.

                         INTERNET PICTURES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE PERIOD FROM JANUARY 1, 1999 TO DECEMBER 31, 2001
                   (In thousands, except per share amounts)

                                                                  CLASS B COMMON                                          NOTES
                                          PREFERRED STOCK             STOCK               COMMON STOCK     ADDITIONAL  RECEIVABLE
                                       ---------------------    -------------------     -----------------   PAID IN       FROM
                                         NUMBER       AMOUNT     NUMBER      AMOUNT      NUMBER    AMOUNT   CAPITAL    STOCKHOLDERS
                                       -----------    ------    --------     -------    ---------  ------  ---------   ------------
  Balances -- December 31, 1998 ...      6,430,376        6      742,154           1      561,537      6       27,458       (54)
 Issuance of Series B preferred
   stock, net .....................      2,324,780        2           --          --           --     --       13,403        --
 Conversion of Series A and Series
   B preferred stock into common
   stock ..........................     (2,556,030)      (1)          --          --      715,687      7           (6)       --
 Issuance of common stock with
   Series C mandatorily redeemable
   preferred stock in June 1999 ...                                   --          --      125,083      1        6,605        --
 Issuance of common stock on
   IPOs ...........................             --       --           --          --      964,665     10       90,076        --
 Conversion of Class B common stock
   to common stock ................             --       --      (40,880)                  40,880                  --        --
 Issuance of common stock upon
   exercise of warrants ...........             --       --           --          --      103,468      1          723        --
 Stock options granted for services
   in 1999 ........................             --       --           --          --           --     --        5,610        --
 Unearned stock-based
   compensation ...................             --       --           --          --           --     --       16,750        --
 Amortization of stock-based
   compensation ...................             --       --           --          --           --     --           --        --
 Restricted common stock issued to
   service provider in January
   1999 ...........................             --       --           --          --       12,040     --        1,270        --
 Amortization of stock-based
   compensation for service
   provider .......................             --       --           --          --           --     --           --        --
 Stock issued on exercise of stock
   options ........................             --       --           --          --      189,956      2          418      (127)
 Dividend relative to beneficial
   conversion feature related to
   issuance of Series B preferred
   stock ..........................             --       --           --          --           --     --        1,000        --
Proceeds from issuance of Series D
   preferred stock and warrants,
   net of related costs ...........      4,264,885        4           --          --           --     --       22,080        --
 Issuance of common stock upon
   exercise of stock options ......             --       --           --          --       30,546     --          326        --
 Conversion of $1,000 debenture and
   interest into Series C preferred
   stock ..........................        238,939       --           --          --           --     --        1,036        --
 Conversion of preferred stock to
   common stock ...................    (10,702,950)     (11)          --          --    1,070,295     11           --        --
 Conversion of redeemable common
   stock to common stock ..........             --       --           --          --        1,395     --           80        --
 Issuance of common stock for
   advertising fees ...............             --       --           --          --        7,606     --        1,000        --
 Net loss .........................             --       --           --          --           --     --           --        --
 Other comprehensive income .......             --       --           --          --           --     --           --        --
                                       -----------     ----     --------     -------    ---------    ---    ---------     -----
Balances -- December 31, 1999 .....             --     $ --      701,274     $     1    3,823,158    $38    $ 187,829     $(181)
                                       ===========     ====     ========     =======    =========    ===    =========     =====

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
                                       =======           ===         =========    ========

                                                                      Class B                                         Additional
                                                                   Common Stock                     Common Stock        Paid-in
                                                                      Number       Amount        Number      Amount     Capital
                                                                ----------------------------------------------------------------

Balances, December 31, 1999......................................    701,274      $     1       3,823,158     $38     $ 187,829
Issuance of common stock from secondary offering.................         --           --         611,500       6        68,768
Issuance of common stock from acquisitions.......................         --           --         486,657       5       218,473
Stock issued on exercise of stock options........................         --           --         433,266       4         2,113
Conversion of Class B common stock into common stock.............   (297,101)          (1)        297,101       3            (2)
Stock issued from ESPP...........................................         --           --          49,539      --         1,387
Stock issued from option exchange program........................         --           --         245,181       3         3,197
Notes receivable from shareholders                                        --           --              --      --            --
Repayment of notes from shareholders                                      --           --              --      --            --
Unearned stock-based compensation................................         --           --              --      --         2,333
Amortization of stock-based compensation
Net loss                                                                  --           --              --      --            --
Other comprehensive income                                                --           --              --      --            --
                                                                   ---------      -------      ----------     ---     ---------
Balances, December 31, 2000......................................    404,173      $    --       5,946,402     $59     $ 484,098
                                                                   =========      =======      ==========     ===     =========

                                                              Notes                    Accumulated
                                                           Receivable     Unearned        Other
                                                              From       Stock-Based  Comprehensive   Accumulated
                                                           Shareholders  Compensation Income (Loss)     Deficit       Total
                                                           ------------------------------------------------------------------

Balances, December 31, 1999...............................  $  (181)     $(2,955)       $10           $(103,701)    $  81,041
Issuance of common stock from secondary offering..........       --           --         --                  --        68,774
Issuance of common stock from acquisitions................       --           --         --                  --       218,478
Stock issued on exercise of stock options.................       --           --         --                  --         2,117
Conversion of Class B common stock into common stock             --           --         --                  --            --
Stock issued from ESPP....................................                                                              1,387
Stock issued from option exchange program.................       --       (3,200)        --                  --            --
Notes receivable from shareholders........................   (2,349)          --         --                  --        (2,349)
Repayment of notes from shareholders......................      181           --         --                  --           181
Unearned stock-based compensation.........................       --       (2,333)                            --            --
Amortization of stock-based compensation..................                 5,127                             --         5,127
Net loss..................................................       --           --         --            (346,595)     (346,595)
Other comprehensive income................................       --           --         52                  --            52

                                                            -------      -------        ---           ---------     ---------
Balances, December 31, 2000...............................  $(2,349)     $(3,361)       $62           $(450,296)    $  28,213
                                                            =======      =======        ===           =========     =========

                                                   Class B                                                             Additional
                                                 Common Stock                Preferred Stock        Common Stock         Paid-in
                                                    Number     Amount       Number    Amount    Number      Amount       Capital
                                                 -------------------------------------------------------------------------------

Balance, December 31, 2000......................   404,173    $    --           --       $--     5,946,402     $59     $ 484,098
Stock issued on exercise of stock options.......                   --           --        --        37,977      --            28
Stock issued from ESPP..........................        --         --           --        --        31,581      --            86
Stock issued from option exchange program.......        --         --           --        --       137,684       2           968
Notes receivable from shareholders                      --         --           --        --            --      --            --
Repayment of notes from shareholders                    --         --           --        --            --      --            --
Unearned stock-based compensation...............        --         --           --        --            --      --           310
Sale of convertible debt and preferred stock....        --         --    1,115,080        --            --      --        30,962
Amortization of stock-based compensation                --         --           --        --            --      --            --
Dividend to shareholder.........................        --         --           --        --       190,000       2        (2,981)
Conversion of Class B...........................  (224,693)        --           --        --       224,693       3            (3)
Net loss                                                --         --           --        --            --      --            --
Other comprehensive income                              --         --           --        --            --      --            --
                                                 ---------    -------    ---------      ----    ----------     ---     ---------
Balances, December 31, 2001.....................   179,480    $    --    1,115,080       $--     6,568,337     $66     $ 513,468
                                                 =========    =======    =========      ====    ==========     ===     =========

                                                               Notes                    Accumulated
                                                            Receivable     Unearned        Other
                                                               From       Stock-Based  Comprehensive   Accumulated
                                                            Shareholders  Compensation Income (Loss)     Deficit       Total
                                                            ------------------------------------------------------------------

Balances, December 31, 2000                                  $(2,349)     $(3,361)     $  62           $(450,296)    $  28,213
Stock issued on exercise of stock options                         --           --         --                  --            28
Stock issued from ESPP                                            --           --         --                  --            86
Stock issued from option exchange program                         --         (970)        --                  --            --
Notes receivable from shareholders                             2,170           --         --                  --         2,170
Repayment of notes from shareholders                              --           --         --                  --            --
Unearned stock-based compensation                                 --         (310)        --                  --            --
Sale of convertible debt and preferred stock                      --           --         --                  --        30,962
Amortization of stock-based compensation                          --        4,499         --                  --         4,499
Dividend to shareholder                                           --           --         --                  --        (2,979)
Conversion of Class B common stock into common stock              --           --         --                  --            --
Net loss                                                          --           --         --             (53,678)      (53,678)
Other comprehensive income                                        --           --       (531)                 --          (531)
                                                             -------      -------      -----            ---------     ---------
Balances, December 31, 2001                                  $  (179)     $  (142)     $(469)           $(503,974)    $   8,770
                                                             =======      =======      =====            =========     =========


The accompanying notes are an integral part of these consolidated financial statements.

                         INTERNET PICTURES CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                              YEARS ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
                                                                                      1999             2000               2001
                                                                                   ---------        -----------        -----------
                                                                                                   (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ...................................................................       $ (76,603)       $  (346,595)       $  (53,678)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ............................................           1,325             63,047             3,477
  Impairment and amortization of intangibles................................              --            176,831             2,434
  Provision for doubtful accounts receivable ...............................              27              4,419             4,421
  Provision for inventory obsolescence .....................................             195                145               276
  Amortization of discounts on securities available-for-sale ...............            (177)               141                --
  Interest charge for amortization of discount on convertible debt..........           6,606                 --            10,000
  Non-cash compensation expense related to issuance of options and warrants.          13,821              5,127             4,499
  Issuance of common stock, options and warrant in exchange for services ...           6,882                 --                --
  Other compensation expense related to forgiveness of loan.................              --                 --             2,193
  Impairment loss ..........................................................              --                 --             1,122
  Loss on disposal of fixed assets .........................................              --                 --             1,655
  Extraordinary item .......................................................              --                 --              (901)
Changes in operating assets and liabilities, net of effects of acquisitions:
  Accounts receivable ......................................................          (2,522)           (13,731)            1,546
  Inventory ................................................................            (926)              (147)              566
  Prepaid expenses and other current assets ................................          (5,826)               804               904
  Other assets .............................................................          (1,383)                64             1,199
  Accounts payable .........................................................           2,189             (2,219)           (2,697)
  Accrued liabilities ......................................................           4,462              8,818            (3,741)
  Deferred revenue .........................................................           5,144              3,402               158
                                                                                   ---------        -----------        -----------
      Net cash used in operating activities ................................         (46,786)           (99,894)          (26,567)
                                                                                   ---------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of furniture and equipment .......................................          (8,426)           (13,745)           (1,440)
Proceeds from sale of assets ...............................................              --                 --            11,506
Acquisitions, net of cash received .........................................              --             (8,290)               --
Purchases of securities available-for-sale .................................        (113,328)           (44,766)               --
Maturities of securities available-for-sale ................................          58,766             93,369             6,000
Notes receivable from stockholder...........................................              --             (2,000)               --
Other ......................................................................            (108)                32                --
                                                                                   ---------        -----------        -----------
      Net cash provided by (used in) investing activities ..................         (63,096)            24,600            16,066
                                                                                   ---------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock .................................          97,474             70,161                --
Net proceeds from issuance of preferred stock ..............................          41,075                 --                --
Net proceeds from issuance of convertible debt and exercise of warrants for
  preferred stock ..........................................................              --                 --            20,666
Repurchase of preferred and common stock ...................................          (3,730)                --                --
Proceeds from exercise of stock options and warrants .......................           1,343              2,117                30
Proceeds from obligation under capital lease ...............................             204                 --                --
Repayments of capital lease obligations and notes payable ..................            (149)           (10,623)           (2,762)
Repayment of Series C mandatorily redeemable convertible preferred stock ...         (11,000)                --                --
Issuance of convertible debenture ..........................................           1,800                 --                --
Notes payable to stockholders ..............................................              (8)                --                --
Distribution to Stockholders  ..............................................              --                 --              (839)
                                                                                   ---------        -----------        -----------
      Net cash provided by financing activities ............................         127,009             61,655            17,095
                                                                                   ---------        -----------        -----------
Effect of exchange rate changes on cash ....................................               6                334              (813)
                                                                                   ---------        -----------        -----------
Net increase (decrease) in cash and cash equivalents .......................          17,133            (13,305)            5,781
Cash and cash equivalents, beginning of year ...............................           1,494             18,627             5,322
                                                                                   ---------        -----------        -----------
Cash and cash equivalents, end of year .....................................       $  18,627        $     5,322        $   11,103
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

                         INTERNET PICTURES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Internet Pictures Corporation ("iPIX" or "Company")is an Internet infrastructure company that provides visual content and other digital media solutions to facilitate commerce, communication and entertainment. The Company offers solutions that may include the capture, processing, hosting and distribution of visual content and other digital media for the Internet. iPIX solutions are designed for many types of digital media content, including still images, 360 by 360 immersive images, slide shows, video, animation and audio.

On January 19, 2000, bamboo.com, Inc. (bamboo) merged with Interactive Pictures Corporation (Interactive) in a transaction accounted for using the pooling of interests method of accounting (see Note 3). Concurrent with the merger, bamboo changed its name to Internet Pictures Corporation. For financial reporting purposes, bamboo is considered the successor business to Jutvision Corporation, a Canadian corporation.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Internet Pictures Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada)and PW Technology, Inc. The consolidation of these entities will collectively be referred to as the Company. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's Canadian and United Kingdom subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into the Company's functional currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities and transactions are translated at exchange rates prevailing at the respective transaction dates. Revenue and expenses are translated at the average rates of exchange during the year. Translation gains and losses are recorded in accumulated other comprehensive income. Transaction exchange gains and losses are included in the statement of operations.

CASH AND CASH EQUIVALENTS. The Company considers all highly liquid debt instruments with an original maturity or remaining maturity at date of purchase of three months or less to be cash equivalents. All other liquid investments are classified as either short-term or long-term investments.

Management determines the appropriate classification of investment securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2001, the Company had no investments with a maturity of greater than three months.

Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. There have been no such transactions in the year ended December 31, 2001.

Interest income includes interest, amortization of purchase premiums and discounts and realized gains and losses on sales of securities. The cost of securities sold is based on the specific identification method.

CERTAIN RISKS AND CONCENTRATIONS. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high quality financial institutions. Accounts receivable are derived from revenue earned from clients located in the U.S. and abroad. The Company performs ongoing credit evaluations of clients' financial condition and the Company does not require collateral from clients.

The following table summarizes the revenue from customers in excess of 10% of total revenues:

                          Year ended
                      December 31, 2001

Customer A                 23%
Customer B                 21%

At December 31, 2001, Customer A and Customer B represented 0% and 58% of accounts receivable, respectively. All amounts due from Customer B as of December 31, 2001, were collected in full during January 2002. No customer represented 10% of revenue or accounts receivable at December 31, 1999 or 2000.

INVENTORY. Inventory, which consists primarily of digital cameras and related hardware, is stated at the lower of cost or market, with costs determined using standard costs (which approximate first-in, first-out costs). The Company records a provision for obsolete inventory whenever an impairment has been identified.

PREPAID EXPENSES. Prepaid expenses consist primarily of insurance and rent, which will be reflected as an expense during the period benefited.

PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost and are depreciated primarily using the straight-line method over estimated useful lives, which range from two to ten years. Leasehold improvements are amortized over the term of the lease or estimated useful life, whichever is shorter. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in operations as incurred.

ACCOUNTING FOR LONG-LIVED ASSETS. The carrying value of intangible assets, property and equipment and other long-lived assets is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. The Company recognizes impairment losses whenever events or circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. The measurement of the impairment losses to be recognized is based on the difference between the discounted cash flows from such assets and the carrying amounts of the assets. During 2000, the Company recorded an impairment of goodwill (see Note 4).

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

The Company did not recognize deferred income taxes for temporary differences associated with its investment in the foreign subsidiaries because the differences are essentially permanent in duration.

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

REVENUE RECOGNITION. The Company recognizes revenue in accordance with SOP 97-2, Software Revenue Recognition and SAB No. 101,Revenue Recognition in Financial Statements. Transaction hosting revenues are recognized ratably as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed and determinable and collection of the resulting receivable was probable. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. If there are continuing obligations, then license fees are recognized ratably over the life of the contract. Product revenue is recognized upon shipment or delivery provided there are no uncertainties surrounding product acceptance, there are no significant vendor obligations, the fees are fixed and determinable and collection is considered probable. Revenues generated from professional services are recognized as the related services are performed. When such professional services are combined with on-going transaction services or are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized while the transaction services are performed, on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, and ARB No. 45, Long-Term Construction-Type Contracts. Our operating expenses are primarily based on anticipated revenue levels. Revenue from the sale of the Company's virtual tour product was recognized upon distribution to the Website designated by the customer. Royalties derived from desktop imaging products were recognized as revenues upon receipt of the royalty sell-through reports from customers, which are generally in the quarter following the quarter in which the sale by the customer took place.

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

Revenues and sales and marketing expenses arising from these transactions are recorded at fair value as the Company has an established historical practice of receiving cash for similar sales. The Company recorded no barter revenue or related expense in 2001. The Company recorded barter revenues of $229 and $3,060 in 1999 and 2000, respectively, which represented 2% and 6% of total revenues for 1999 and 2000, respectively. Sales and marketing expense arising from these barter transactions is recognized when the advertising takes place, which is typically the same period in which the products are delivered.

RESEARCH AND DEVELOPMENT COSTS. Research and development expenditures are expensed as incurred.

ADVERTISING EXPENSES. All advertising expenditures are expensed as incurred. Advertising expenses for 1999, 2000 and 2001, were $8,513, $24,186 and $4,130, respectively.

STOCK-BASED COMPENSATION. The Company has adopted the disclosure provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("FAS") No. 123. "Accounting for Stock-based Compensation." The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, pro forma disclosures required under FAS No. 123 have been presented (see Note 11). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and exercise price of the option. Stock and other equity instruments issued to non-employees have been accounted for in accordance with FAS No. 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services," and valued using the Black-Scholes model.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 (FIN 44), which clarifies the application of Accounting Principles Board Opinion 25 for certain transactions. The interpretation addresses many issues related to granting or modifying stock options including changes in accounting for modifications of awards (increased life, reduction of exercise price, etc.). It became effective July 1, 2000 but certain conclusions cover specific events that occurred after either December 15, 1998 or January 12, 2000. The effects of applying the interpretation were recognized on a prospective basis from July 1, 2000. The adoption of FIN 44 has not had a material impact on the Company.

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

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of items affected by certain significant estimates made by management are adequacy of the allowance for doubtful accounts, reserves for obsolete inventory, valuations of intangible assets and the projected future cash flows utilized in satisfaction of outstanding lease obligations.

SEGMENT REPORTING. The Company uses a "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Segment reporting includes disclosures about products and services, geographic areas and major customers for years ending December 31, 1999, 2000 and 2001. In addition, for fiscal year 2001, segment reporting includes the Company's newly organized primary business units: Transaction Services and Immersive Solutions.

NET LOSS PER SHARE. The Company computes net loss per share in accordance with FAS No. 128, "Earnings Per Share". Basic and diluted net loss per share is computed by dividing the net loss available to common shareholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options and warrants and upon conversion of the Company's preferred stock and convertible debenture.

The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

                                                                                 YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                       1999                2000                2001
                                                                     ---------          ----------          ----------
Weighted average effect of common stock
   Equivalents
Preferred Stocks:
  Series A .................................................         1,488,868                  --                  --
  Series B .................................................         1,460,197                  --           2,700,387
  Series C .................................................         1,918,406                  --                  --
  Series D .................................................         2,082,783                  --                  --
Employee stock options .....................................           551,788             255,300             539,983
Warrants to purchase common stock ..........................            68,551             151,748                  --
Warrants to purchase Series B preferred stock ..............                --                  --           2,051,902
Unvested common stock subject to repurchase ................             1,924                  --                  --
Convertible debenture ......................................             5,178                  --                  --
Convertible Note ...........................................                --                  --           1,702,756
                                                                     ---------          ----------          ----------
                                                                     7,577,695             407,048           6,995,028
                                                                     =========          ==========          ==========

COMPREHENSIVE INCOME (LOSS). The Company adopted FAS No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes requirements for reporting and displaying the comprehensive income (loss) and its components. The adoption of FAS 130 has no impact on the Company's net loss or total stockholders' equity. This new accounting standard requires net unrealized gains or losses on the Company's available-for-sale securities and cumulative foreign currency translation adjustments to be reported as accumulated other comprehensive income (loss).

The components of comprehensive income (loss) are as follows:

                                                                                  Years Ended December 31,
                                                                     ---------------------------------------------------
                                                                        1999               2000                 2001
                                                                     ---------          -----------          -----------
Net loss                                                             $ (76,603)         $  (346,595)         $  (53,678)
Foreign currency translation adjustment                                     19                  334                (813)
Fair market value adjustment of investments                                 --                 (282)                 --
                                                                     ---------          -----------          -----------
                                                                     $ (76,584)         $  (346,543)         $  (54,491)
                                                                     =========          ===========          ===========


RECENT ACCOUNTING PRONOUNCEMENTS. In June 2001, the FASB issued Statement No. 141 (FAS 141), "Business Combinations" and Statement No. 142 (FAS 142), "Goodwill and Other Intangible Assets". FAS 141 supercedes APB 16, Business Combinations, and primarily addresses the accounting for the cost of an acquired business (i.e., the purchase price allocation), including any subsequent adjustments to its cost.

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

The Company also adopted Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets"(FAS 142), effective for fiscal years beginning after December 31, 2001. Under FAS 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. The Company completed its transitional impairment test in the quarter ended December 31, 2001 and no impairment loss resulted.

In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, "Reporting The Results of Operations -- Reporting The Effects of Disposal of a Segment of a Business and Extraordinary Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. Companies are required to adopt FAS 144 for fiscal years beginning after December 15, 2001, but early adoption is permitted. The Company does not expect adoption of FAS 144 to have a material impact on our reported results of operations, financial position or cash flows.

In November 2001, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit's fair value can be established. This issue is to be applied retroactively in the first fiscal quarter beginning after December 15, 2001. The Company has not yet evaluated the effects of this consensus on the consolidated financial statements.

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

The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                                                        FISCAL YEAR ENDED DECEMBER 31,
                                                                        ------------------------------
                                                                                    1999
                                                                                 ----------
Total revenue
     Internet Pictures Corporation .........................                     $   3,756
     Interactive ...........................................                         8,767
                                                                                 ----------
     Combined ..............................................                     $  12,523
                                                                                 ----------
Net loss attributable to common stockholders
     Internet Pictures Corporation .........................                     $ (53,645)
     Interactive ...........................................                       (23,958)
                                                                                 ----------
     Combined ..............................................                     $ (77,603)
                                                                                 ----------


Immaterial adjustments were made to conform the Company's and Interactive Pictures Corporation's accounting policies.

The Company recorded a charge of $15,175 in operating expenses for costs incurred related to the merger. These merger costs consisted primarily of investment banking fees and costs of attorneys, accountants and other directly related external costs.

4. FISCAL YEAR 2000 ACQUISITIONS

During April 2000, the Company acquired all of the capital stock of both TBI Imaging, Inc. and Opticom Corporation. Consideration consisted of an aggregate of 22,223 shares with an aggregate value of $8,120 and $2,130 in cash consideration. The Company accounted for these transactions under the purchase method of accounting and recorded goodwill of $9,446.

On April 3, 2000, iPIX acquired all of the capital stock of PictureWorks Technology, Inc. The Company issued 464,433 shares to the stockholders of PictureWorks with an aggregate value of $173,234. The Company accounted for this transaction under the purchase method of accounting and accordingly, allocated the purchase price to cash, accounts receivable, prepaid expenses, fixed assets and intangibles including goodwill of $205,879.

The net assets of businesses acquired, which are accounted for as purchases, have been reflected at their fair values at dates of acquisition. The excess of acquisition costs over such net assets (goodwill) is reflected in the consolidated balance sheets as intangible assets.

The Company periodically reviews the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. The reviews determine whether future cash flows over the remaining estimated useful lives of the assets provide for recovery of the assets. During the fourth quarter of 2000, certain events, including the decline in the Company's stock price and market capitalization, led us to perform an impairment review of goodwill in accordance with the requirements of FAS No. 121. This review indicated that goodwill was being carried at amounts in excess of revised estimates of undiscounted future cash flows of the acquired businesses, which resulted in a charge of $176,831 to expense.

5.  RESTRUCTURING

During 2000 and 2001, the Company recorded as a separate line item in the accompanying income statements restructuring charges of $4,161 and $11,655, respectively, which consist of expenses associated with reductions in workforce, the consolidation of certain offices, principally lease obligations for vacated offices, as well as a write down of abandoned office equipment and leasehold improvements to net realizable values. The Company's combined current and long-term accrual for restructuring increased from $1,928 at December 31, 2000 to $2,553 at December 31, 2001. During 2001, the $11,655 of additions to the accrual was offset by payments for $4,027 for payroll and benefits related to the severance of employees and $1,834 for abandoned lease obligations. On March 1, 2001, the Company had 552 employees, but by the end of the second quarter the Company had reduced its workforce by approximately 440 positions. The reductions were primarily in the full-service virtual real estate business. In addition, $3,006 of equipment and leasehold improvements and $2,163 for forgiveness of debt were written off against the restructuring accrual during 2001. No adjustments to the accrual were made in 2000 or 2001.

On January 12, 2001, a subsidiary of Homestore.com purchased certain assets from the Company pursuant to the terms of an acquisition agreement dated January 12, 2001. Under the terms of the acquisition agreement, the subsidiary of Homestore.com purchased certain computers, furniture, fixtures and equipment with a recorded book value of $255. The subsidiary of Homestore.com also assumed certain obligations for undelivered tours under certain sales contracts with residential real estate brokers and agents. The accounts receivable and deferred revenue recorded by iPIX associated with such tours was $7,454. The Company used these assets in our operations involving providing virtual tours of residential real estate properties. As part of the acquisition, Homestore.com's subsidiary hired certain sales force and customer service personnel and sub-let office space from the Company. The purchase price for these assets was $12,000 in cash of which $155 was paid directly to a lessor for certain capital lease obligations, $7,454 was deposited into control accounts for deferred revenue obligations and the remainder was paid to the Company. The Company also granted Homestore.com's subsidiary an exclusive license for certain of IPIX's virtual tour technology for the domestic residential real estate market. The assets were related to the pooling of Interactive Pictures Corporation and bamboo.com and accordingly the gain on the sale of these assets was recorded as an extraordinary gain in 2001.

6.  BALANCE SHEET ACCOUNTS

PROPERTY AND EQUIPMENT:

The components of property and equipment as of December 31, 2000 and 2001, are as follows:

                                                                                 2000               2001
                                                                             -----------        -----------

Furniture and equipment ....................................                 $    26,798        $     7,461
Leasehold improvements .....................................                       1,542                121
                                                                             -----------        -----------
                                                                                  28,340              7,582
Accumulated depreciation and amortization ..................                       7,375              2,968
                                                                             -----------        -----------
Property and equipment, net ................................                 $    20,965        $     4,614
                                                                             ===========        ===========

Property and equipment includes $3,469 and $2,799 of assets held under capital lease and related accumulated amortization of $844 and $274 at December 31, 2000 and 2001, respectively.

ACCRUED LIABILITIES:

The following table summarizes accrued liabilities as of December 31, 2000 and 2001:

                                                                           2000              2001
                                                                         ---------         ---------

Accrued liabilities - trade ................................             $   1,284         $   1,208
Accrued salaries and benefits ..............................                 1,352               993
Employee share purchase plan ...............................                 1,047                26
Accrued legal fees .........................................                 1,688               276
Accrued vacation ...........................................                 1,355               485
Accrued advertising ........................................                 3,904                --
Accrued restructuring ......................................                 1,928             1,438
Other liabilities ..........................................                 4,124             3,131
                                                                         ---------         ---------
                                                                         $  16,682         $   7,557
                                                                         =========         =========

7. INCOME TAXES

The components of the Company's net deferred tax assets (liabilities) as of December 31, 2000 and 2001, are as follows:

                                                                        2000            2001
                                                                      --------        --------
Deferred tax assets(liabilities)current:
   Financial reserves                                                 $  4,561        $    848
   Stock-based compensation                                                280             107
   Accrued expenses and deferred revenues                                4,792           2,725
   Other                                                                     8              57
                                                                      --------        --------
                                                                         9,641           3,737
   Valuation allowance                                                  (9,641)         (3,737)
                                                                      --------        --------
   Net current deferred tax assets(liabilities)                       $    --         $     --
                                                                      ========        ========

Deferred tax assets(liabilities)long-term:
   Foreign net operating loss carryforwards                           $  1,087        $     --
   Net operating loss carryforwards                                     85,158           9,756
   Research and development credits                                         45              --
   Intangible assets                                                       175             360
   Depreciation                                                           (255)           (182)
                                                                      --------        --------
                                                                        86,210           9,934
   Valuation Allowance                                                 (86,210)         (9,934)
                                                                      --------        --------
   Net long-term deferred tax assets(liabilities)                     $     --        $     --
                                                                      ========        ========

At December 31, 2001, the Company has approximately $223,445 and $99,000 of federal and state, respectively, net operating loss carryforwards, which it may use to offset future taxable income as described below. The net operating loss carryforwards, if not utilized, will begin to expire in 2009. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

Internal Revenue Code Section 382 stipulates an annual limitation on the amount of Federal net operating losses incurred prior to a change in ownership, which can be utilized to offset the Company's future taxable income. An ownership change occurred as a result of the conversion of debt and exercise of warrants into preferred stock on September 26, 2001. The Section 382 limitation has significantly limited the amount of net operating losses the Company can use in future years. Accordingly, the Company has included in its deferred tax assets only the amount of net operating losses that are available after the Section 382 limit. The deferred tax asset and the valuation allowance have each been reduced by $100,037 to reflect this limitation.

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

The Company's 1999, 2000 and 2001 income tax provision differs from that obtained by using the U.S. statutory rate of 34% due to the following:


                                                          1999               2000                 2001
                                                         ------             ------               ------

Computed "expected" tax benefit                       $  (26,045)        $ (129,865)         $  (18,251)
State income taxes, net of U.S. federal benefits            (949)           (16,174)             (2,267)
Valuation allowance changes affecting the
  provision for income taxes                              19,613             65,114              17,857
Permanent differences                                      7,381             80,925               2,661
                                                      ----------         ----------          ----------
                                                      $       --         $       --          $       --
                                                      ==========         ==========          ==========

8. DEBT

On May 14, 2001, the Company entered into a definitive agreement with Image Investor Portfolio, a separate series of Memphis Angels, LLC (Image) for an investment by Image in the Company. Pursuant to the terms of a securities purchase agreement between the Company and Image dated as of May 14, 2001, Image purchased the Company's $10,000 convertible senior secured note (the
Note) and received Tranche A and Tranche B warrants to purchase up to $20,000 of the Company's Series B Preferred Stock.

The warrants were issued in conjunction with the convertible promissory note, and accordingly, based on APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features", the entire proceeds from the convertible promissory note, $10,000, were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. During the second quarter of 2001, the Company recorded $805 as interest expense related to the accretion of the convertible promissory note to its face value over the fifteen month period on the Note. During the third quarter of 2001, the $10,000 Note and the Tranche B warrants were converted to preferred stock and accordingly the Company recorded $9,195 as interest expense related to the accretion of the convertible promissory note to its face value.

At December 31, 2001, there are two Tranche A warrants (Warrant 1 and Warrant
2), issued to Paradigm Capital Partners and Memphis Angels, LLC, which are outstanding. Warrant 1 entitles the holder to purchase 150,000 shares of Series B Preferred Stock at $20 per share and is exercisable at any time before the expiration date of May 14, 2006. Warrant 2 entitles the holder to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006. See Note 9 for the features of the Series B Preferred Stock conversion to common stock.

9. STOCKHOLDERS' EQUITY

General

The Company's amended and restated certificate of incorporation authorizes the issuance of up to 150,000,000 shares of common stock, par value $0.001 per share, 7,421,536 shares of Class B common stock, par value $0.0001 per share and 5,001,100 shares of preferred stock, par value $0.001 per share. The board of directors is authorized, without stockholder approval, to issue up to an aggregate of 5,001,100 shares of preferred stock, $0.001 par value per share, in one or more series. Included in this amount are 1,100 shares of Series C redeemable preferred stock. Each series of preferred stock may have the rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences that the board of directors determines. There were 1,115,080 shares of Series B preferred stock outstanding at December 31, 2001.

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

Common Stock

In fiscal 1999, the Company recorded unearned stock-based compensation for restricted common stock granted to service providers of $1,270 including the effect of the accelerated vesting on the effective date of the Company's initial public offering.

On July 19, 1999, the Company's board of directors authorized a authorized a 2.8:1 forward common stock split, which was effected prior to the closing of the public offering on August 25,1999.

In August 1999, the Company completed an initial public offering. Proceeds of the offering, net of underwriting discount and other direct costs of the offering, were $87,637. On September 7, 1999, under the terms of the underwriting agreement covering the initial public offering ("IPO"), the underwriters exercised their over allotment for shares of our common stock. Proceeds received, net of underwriting discount, from exercise of the over allotment option were $2,448. In connection with the initial public offering, all outstanding preferred stock converted one-for-one into common stock and all outstanding warrants were exercised.

In May 2000, the Company raised net proceeds of $67,500 from a follow-on offering of 600,000 shares of common stock.

On August 22, 2001 the shareholders approved a ten-for-one reverse stock split of all outstanding $0.001 par value common stock and $0.0001 Class B common stock.

The effect of these stock splits has been retroactively reflected throughout the financial statements.
Preferred Stock

In February 1999, the Company issued shares of common stock on exercise of stock purchase rights granted in exchange for services under restricted purchase agreements. In accordance with the term of the grant, the repurchase provision expired on the effective date of the Company IPO.

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

In June 1999, the NASD informed the Company that it would consider a portion of the redeemable convertible preferred stock and redeemable common stock to be underwriting compensation received in connection with the proposed initial public offering in excess of the amounts allowable under the NASD's Conduct Rules. In order to comply with the NASD's Conduct Rules, the Company repurchased shares of stock, including shares representing the redeemable convertible preferred stock and the redeemable common stock, for $3,730.

On May 14, 2001, the Company entered into a definitive agreement with Image Investor Portfolio, a separate series of Memphis Angels, LLC (Image) for an investment by Image in the Company. Pursuant to the terms of a securities purchase agreement between the Company and Image dated as of May 14, 2001, Image purchased the Company's $10,000 convertible senior secured note (the
Note) and received Tranche A and Tranche B warrants to purchase up to $20,000 of the Company's Series B Preferred Stock.

On September 26, 2001, the Company, Image and strategic investors completed the Tranche B stage of the investment. At this time, the Company issued 1,115,080 shares of the Company's Series B Preferred Stock for total consideration of $22,302, represented by the conversion of the $10,000 Note, the conversion of $277 of interest on the Note and $12,025 in cash through the exercise of Tranche B warrants. The remainder of the Tranche B warrants expired. The Company recorded a charge of $1,636 to additional paid in capital for costs incurred related to the Tranche A and Tranche B financings. These costs consisted primarily of costs of attorneys, accountants and other directly related external costs.

At December 31, 2001, there are two Tranche A warrants (Warrant 1 and Warrant
2), issued to Paradigm Capital Partners and Memphis Angels, LLC, which are outstanding. Warrant 1 entitles the holder to purchase 150,000 shares of Series B Preferred Stock at $20 per share and is exercisable at any time before the expiration date of May 14, 2006. Warrant 2 entitles the holder to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006.

Each share of the Series B Preferred Stock is convertible into approximately
9.2 shares of the Company's common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. However, at any time that the holders of the Series B Preferred Stock hold more than 50% of the voting stock of the Company, a voluntary liquidation, dissolution or winding up of the Company must be approved by at least five of the seven members of the Company's board of directors.

10. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair values of financial instruments have been estimated using data which the Company considers the best available. The following estimation methodologies were used:

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

11. EMPLOYEE STOCK AND BENEFIT PLANS

2001 Equity Compensation Plan.

In 2001, the Company authorized the 2001 Equity Compensation Plan (the "2001 Plan"). The 2001 Plan authorizes the granting of options and restricted stock awards to acquire up to 6,000,000 shares of common stock. As of December 31, 2001, 3,649,050 options are outstanding under the 2001 Plan. The exercise price of all options granted is the fair value of the Company's common stock at the date of grant. The options generally vest over a one to three-year period and expire ten years from the grant date.

2000 Equity Compensation Plan.

In January 2000, the Company authorized the 2000 Equity Compensation Plan (the "2000 Plan"). The 2000 Plan authorizes the granting of options and restricted stock awards to acquire up to 350,000 shares of common stock. As of December 31, 2001, 281,218 options and 50 restricted stock awards are outstanding under the 2000 Plan. The exercise price of all options granted is the fair value of the Company's common stock at the date of grant. The options generally vest over a two-year period and expire ten years from the grant date. No further options will be granted under this plan. Remaining options not granted under this plan were transferred to the 2001 Equity Compensation Plan.

1998 Employee, Director and Consultant Stock Option Plan

During 1998, the Company authorized an Employee, Director and Consultant Stock Option Plan for a total of 238,000 common shares. This plan became effective on January 1,1999 once the Company was reorganized. During 1999 and 2000, an additional 579,939 and 112,403, respectively, common shares were authorized under the Plan. As of December 31, 2001, 60,005 options are outstanding under the Employee, Director and Consultant Stock Option Plan. Each option under the incentive plan allows for the purchase of common stock and expires not later than five or ten years from the date of grant, depending on the ownership of the option participants. The vesting terms of the stock options will be determined on each grant date and are generally two or three years; however, the amount of options that can be exercised per participant in any calendar year will be restricted to an aggregate fair market value of $100 of the underlying common stock. No further options will be granted under this plan. Remaining options not granted under this plan were transferred to the 2000 Equity Compensation Plan.

1997 Equity Compensation Plan

The Company authorized the 1997 Equity Compensation Plan, under which 410,503 shares of common stock are authorized and reserved for issuance to selected employees, officers, directors, consultants and advisors. The Company reserved a sufficient number of shares of common stock for issuance pursuant to the authorized options. As of December 31, 2001, 75,515 options are outstanding under the 1997 plan. In addition, the Company granted certain options to purchase shares of common stock to employees not under the 1997 plan; these options were primarily granted prior to the authorization of the 1997 plan. The exercise price of all options granted is the fair value of the Company's common stock at the date of grant as estimated by common stock and convertible preferred stock transactions with third parties at or near grant dates. The options generally vest over one to three-year periods and expire five years after the respective vesting dates. No further options will be granted under this plan. Remaining options not granted under this plan were transferred to the 2000 Equity Compensation Plan.

Other Stock Option Plans

The 1994 Stock Option Plan (the "1994 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1997 Stock Option Plan (the "1997 Plan") were originally adopted by PictureWorks, Inc., a wholly-owned subsidiary of iPIX, in November 1994, May 1996 and November 1996, respectively. Under the 1994 Plan, eligible employees, directors and consultants could receive options to purchase shares of the Company's common stock at a price not less than 100% and 50% of the fair value on the date of the grant for incentive stock options and nonqualified stock options, respectively. Under the 1996 and 1997 Plans, eligible employees, directors and consultants who owned less than 10% of all voting classes of stock could receive options to purchase shares of our common stock at a price not less than 110% and 85% of fair value on the date of grant of incentive stock options and nonqualified stock options, respectively. Employees owning greater than 10% of all voting classes of stock could receive options to purchase shares at a price not less than 110% of the fair market value for both incentive and nonqualified stock options. As of December 31, 2001, 34,558 options are outstanding under these plans. The options granted under the Plans are exercisable over a maximum term of ten years from the date of grant and generally vest in various installments over a five-year period under the 1994 Plan and a four-year period under the 1996 and 1997 Plans. No further options or restricted stock awards will be granted under the 1994, 1996 and 1997 Plans.

A summary of the Company's stock option activity is as follows:

                                                         WEIGHTED      WEIGHTED                    WEIGHTED
                                                          AVERAGE       AVERAGE        STOCK       AVERAGE
                                                        OF EXERCISE   GRANT DATE      OPTIONS      EXERCISE
                                           SHARES         PRICES      FAIR VALUE    EXERCISABLE      PRICE
                                        -----------     -----------   ----------    -----------    -------

Under option at December 31,
  1998................................     249,944                                    114,338        $18.00
Options granted ......................     949,032       $ 36.40
Options exercised ....................    (220,502)         3.40
Options forfeited or expired .........     (25,692)        49.20
Stock purchase rights granted.........      12,040          1.80
Stock purchase rights
exercised.............................     (12,040)         1.80
                                         ---------
Under option at December 31,
  1999................................     952,782                                    457,924         20.30
                                         =========

Options granted ......................     878,992        223.80       143.10
Options exercised ....................    (433,266)         4.90
Options forfeited or expired .........    (697,299)       175.80
Options through acquisitions..........      73,400         36.80
                                         ---------
Under option at December 31,
  2000................................     774,609                                    287,520         68.40
                                         =========

Options granted ......................   4,227,100          2.43         1.90
Options exercised ....................     (37,977)         1.77
Options forfeited or expired .........    (589,425)        42.30
Options cancelled ....................    (273,961)       147.74
                                         ---------
Under option at December 31,
  2001................................   4,100,346                                    969,056         11.22
                                         =========

The following table summarizes information about stock options at December 31, 2001:

                                                                            OPTIONS EXERCISABLE
                                 OPTIONS OUTSTANDING                    -----------------------------
                   ------------------------------------------------       NUMBER
                     NUMBER      WEIGHTED-AVERAGE                      EXERCISABLE
   RANGE OF        OUTSTANDING       REMAINING      WEIGHTED-AVERAGE       AT         WEIGHTED-AVERAGE
EXERCISE PRICE     AT 12/31/01   CONTRACTUAL LIFE    EXERCISE PRICE     12/31/01       EXERCISE PRICE
--------------     -----------   ----------------   ----------------   -----------    ----------------
    $1.42-3.50       3,649,097         9.62                  $2.10       652,547             $2.18
   $3.51-10.00         214,099         3.76                  $8.36       142,249             $8.29
  $10.01-30.00          23,980         5.57                 $16.21        19,635            $15.44
 $30.01-388.13         213,170         8.01                $169.73       154,625           $172.69

Stock-Based Compensation Related to Options

In connection with certain stock options granted to employees during the year ended December 31, 1999, the Company recorded unearned stock-based compensation totaling $16,750, which is being amortized over the vesting periods of the related options which are generally two to three years. Amortization of this stock-based compensation recognized during the years ended December 31, 1999, 2000 and 2001 totaled $13,795, $2,110 and $4,064, respectively.

In accordance with the terms of the original option grants, upon completion of the initial public offering, options to purchase 192,141 shares of common stock became fully vested. As a result, additional compensation expense of $2,622 was recorded in the year ended December 31, 1999.

Options to acquire 71,555 shares of common stock under the 1998 Employee, Director and Consultant Stock Option Plan, were issued to non-employees during the year ended December 31, 1999. The fair value of the common stock options was determined to be $5,610 for 1999 using the Black-Scholes pricing model. Stock-based compensation related to stock options granted to non-employees was recognized as earned.

For all other option grants, because the exercise price of the stock options equaled the deemed fair value of the underlying stock on the date of the grant, no compensation cost has been recognized in the accompanying financial statements. Pro forma information regarding net loss is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of Statement 123. The Company has determined that the difference between historical results and such pro forma information would have been to increase the net loss by $1,541, $26,509 and $11,503 in 1999, 2000 and 2001, respectively, and to increase the net loss per share to $(30.70), $(66.30) and $(9.98) in 1999, 2000 and 2001, respectively.

The minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected lives of three to four years in 1999, 2000 and 2001; risk free interest rate of 5.0% to 6.0% in 1999, 6.0% to 6.8% in 2000 and 4.7% to 5.4% in 2001; expected dividends of zero in 1999, 2000 and 2001; and volatility of 55% to 68% in 1999, 83% to 113% in 2000 and 69% to 192% in 2001.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock on the enrollment date or the fair market value of the stock at the end of the offering period. The purchase plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. As of December 31, 2001, 445,000 shares were reserved under the plan. As of December 31, 2001, 79,287 shares had been issued and 365,713 shares were available for issuance under the purchase plan.

401(k) Plan

The Company has a 401(k) profit sharing plan, which is available to all full-time employees after six months of service and those part-time employees who have completed one thousand hours of employment during twelve consecutive months. During 1999, 2000 and 2001 we matched sixty-five cents per dollar up to 6.15% of the employee's annual salary. The Company made contributions, net of forfeitures, of $201, $500 and $117 in 1999, 2000 and 2001, respectively.

12.      SEGMENT INFORMATION

The Company has two reportable segments. The accounting policies of the segments are the same as those of the Company. Management evaluates the performance of the segments and allocates resources to them based on evaluations of the segment's gross profit. There are no inter-segment revenues. The Company does not make allocations of corporate costs to the individual segments and does not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them.

In fiscal year 2001, the Company organized into two primary business units:
Transaction Services and Immersive Solutions. In addition, as part of the sale of assets to Homestore.com during the first quarter of 2001, the Company no longer directly sells full service virtual real estate tours or iPIX keys to customers in the U.S. residential real estate market. During 2001, the Company generated $7,550 of revenue, with a gross profit of $3,948, related to full service virtual real estate tours. The Company expects to generate minimal future revenues from the sale of full service virtual real estate tours in the U.S. residential markets.

Of the $28,906 of revenues for 2001, $21,356 was not related to full service virtual tours. Of the $16,740 of gross profit for 2001, $12,792 was not related to full service virtual tours. Information about the new 2001 reported segments is as follows:

                                                 TRANSACTION   IMMERSIVE
                                                  SERVICES     SOLUTIONS      TOTAL
                                                 -----------   ---------      -----
                  YEARS ENDED DECEMBER 31:
                  2001
                  Revenues ...............        $14,036        $7,320        $21,356

                  Gross profit ...........          8,549         4,243         12,792

Information about prior reported segments is as follows:

                                                  PRODUCTS     SERVICES        TOTAL
                                                  --------     --------        -----
                  YEARS ENDED DECEMBER 31:
                  1999
                  Revenues ...............        $12,523       $    --        $12,523

                  Gross profit ...........          5,261            --          5,261

                  2000
                  Revenues ...............        $48,943       $ 4,700        $53,673

                  Gross profit ...........         23,501         2,266         25,767

                  2001
                  Revenues ...............        $14,758       $14,148        $28,906

                  Gross profit ...........          7,553         9,187         16,740

Revenue and long-lived asset information by geographic area is as follows:

                                                    YEARS ENDED DECEMBER 31,
                                              --------------------------------
                                               1999         2000         2001
                                              ------       ------       ------
                  REVENUES:
                  United States ..........   $10,092      $45,535      $24,683
                  Canada .................       249        1,608          369
                  Japan ..................       135          390           --
                  Europe .................     1,131        4,630        2,802
                  Other foreign
                    countries ............       916        1,510        1,052
                                             -------      -------      -------
                                             $12,523      $53,673      $28,906
                                             =======      =======      =======

                                                        YEARS ENDED DECEMBER 31,
                                                  ------------------------------------
                                                   1999           2000           2001
                                                  -------        ------        -------
LONG-LIVED ASSETS:

                  Foreign ................        $ 2,626        $ 3,285       $    83
                  United States ..........          6,509         17,680         4,531
                                                  -------        -------       -------
                                                  $ 9,135        $20,965       $ 4,614
                                                  =======        =======       =======

Foreign revenues include all sales made to customers outside the United States, including those generated by our United Kingdom and Canadian subsidiaries.

13.      COMMITMENTS AND CONTINGENCIES

During April 2000, the Company entered into an agreement to provide visual content services under which the Company is required to pay $16,000 over a two-year period. As of September 26, 2001, the Company had paid $9,500 of the $16,000 commitment and has agreed to extend the additional $6,500 of payments through September 2003 (see Note 15).

During 2001, the Company sold certain assets totaling approximately $2,900 to a stockholder and agreed to leaseback those assets over three-year periods from that stockholder. The net book value and the fair value of the assets sold equaled the sale price, resulting in no gain or loss on the sales. The monthly lease payments to the stockholder are $111 in years one and two and $24 in year three. The lease is accounted for as a capital lease in accordance with FAS No. 13, "Accounting for Leases". During 2000 and 2001, the Company leased from unrelated parties various equipment, office furniture and other equipment including computer hardware and software under capital lease arrangements. During September 2001 this lease was paid off.

At December 31, 2001, the future minimum payments under these and other capital lease agreements are as follows:

2002............................................................................ $1,342
2003............................................................................  1,077
2004............................................................................    223
                                                                                 ------
Minimum lease payments..........................................................  2,642
Less: amount representing interest..............................................    114
                                                                                 ------
Principal amount of minimum lease payments......................................  2,528
Less: current portion...........................................................  1,251
                                                                                 ------
Long-term portion                                                                $1,277
                                                                                 ======

The Company leases certain office space under noncancelable operating leases. Future minimum lease payments are as follows:

2002........................................................................$1,683
2003.........................................................................1,008
2004.........................................................................1,023
2005.........................................................................1,045
2006.........................................................................1,075

Rental expense for operating leases was $1,669, $3,882 and $1,523 for 1999, 2000 and 2001, respectively.

On October 28, 1998, Minds-Eye-View, Inc. and Mr. Ford Oxaal filed a lawsuit against us in the United States District Court for the Northern District of New York. Minds-Eye alleged in its lawsuit that the Company breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The plaintiffs alleged that the Company's technology wrongfully incorporated trade secrets and other know-how gained from them in breach of various duties. The court removed this action to arbitration upon the Company's motion, and the Company cross-claimed alleging various affirmative claims, including trade secret theft. Minds-Eye and Mr. Oxaal filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. Although the lawsuit was dismissed, the Company intends to proceed with the arbitration in Knoxville, Tennessee. The arbitration has been stayed pending resolution of the following lawsuit.

On May 20, 1999, Mr. Oxaal filed a lawsuit against the Company and certain of the Company's customers in the same court alleging that the Company's technology infringes upon a patent claim for 360 degree spherical visual technology held by him. Mr. Oxaal claims that this alleged infringement is deliberate and willful and is seeking treble damages against the Company in an unspecified amount plus interest, an accounting by the Company, costs and attorney's fees, in addition to a permanent injunction prohibiting the alleged infringement of his patent by us. Mr. Oxaal filed an additional complaint on December 5, 2000 in the United States District Court for the Northern District of New York, naming the Company as the sole defendant. The complaint states a single claim for relief, alleging infringement of U.S. Patent No. 6,157,385, which issued on December 5, 2000. This patent encompasses a method of seamlessly combining at least two images into a spherical image.

The Company has asserted defenses to Mr. Oxaal's claims as the Company believes the Company did not infringe any valid claims of his patents. The Company believes that Mr. Oxaal's claims are without merit, and the Company intends to vigorously defend against his claims. However, if Mr. Oxaal were to prevail in either of these lawsuits, the Company's financial condition, results of operations and cash flows could be materially adversely affected.

On May 10, 2001, Stanley Fry, Woodhaven Venture Partners, L.P., Cyrus Greg, Patrick Oliver and related entities, all of whom are former stockholders of PictureWorks Technology, Inc. (which we acquired in April 2000) filed a lawsuit in the Delaware Chancery Court alleging causes of action for failure to timely issue stock certificates and breach of contract. An unspecified amount of damages is sought. Discovery proceedings in the case are on-going. The Company believes that the plaintiffs' claims are without merit, and the Company intends to vigorously defend against these claims. If the plaintiffs were to prevail in their action, however, the Company's financial condition, result of operations in cash flows could be materially adversely affected.

The Company is not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, the Company believes could have a material adverse effect on our business, financial condition or results of operations.

14.      WARRANTS

On January 6, 2000, the Company issued warrants to purchase a total of 20,000 shares of common stock at an exercise price of $154.70. The warrants vest as follows: 10,000 six months after the incorporation of immoeuro B.V., 5,000 on September 30, 2000 and 5,000 on December 31, 2000. The fair value of warrants was calculated to be $2,700, which was recognized as expense over the two-year term of the related agreement. The non-cash charges for these warrants totaled $98 and $244 during 2000 and 2001, respectively.

On April 17, 2000, the Company granted a warrant to purchase 340 shares of common stock at an exercise price of $40.00. The warrant is fully vested and exercisable. The fair value of warrants was calculated to be $96, which was recognized as expense over the 15-month term of the related agreement. The non-cash charges for the warrant totaled $48 and $0 during 2000 and 2001, respectively.

On April 19, 2000, the Company issued a warrant to purchase 60,000 shares of common stock at an exercise price of $203.80. The warrant vests and becomes exercisable at a rate of 6,667 at the end of each of the following nine quarters. The fair value of the warrant was calculated to be $9,700, which is being recognized as expense over the 3.5-year term of the related agreement. The non-cash charges for the warrant totaled $146 and $78 during 2000 and 2001, respectively.

On May 26, 2000, the Company issued a warrant to purchase 20,000 shares of common stock at an exercise price of $120.60. The warrant vests as follows:
2,500 on June 30, 2000, 2,500 on September 30, 2000, 2,500 on December 31, 2000,
2,500 on March 31, 2001 and 10,000 on the date the warrant holder is a publicly traded company. The fair value of the warrant was calculated to be $1,500, which was recognized as expense over the 25-month term of the related agreement. The non-cash charges for the warrant totaled $94 and $56 during 2000 and 2001, respectively.

On May 26, 2000, the Company issued a warrant to purchase 20,000 shares of common stock at an exercise price of $120.60. The warrant vests as follows:
5,000 on June 30, 2000, 5,000 on September 30, 2000, 5,000 on December 31, 2000
and 5,000 on March 31, 2001. The fair value of the warrant was calculated to be $1,500, which was recognized as expense over the 11-month term of the related agreement. The non-cash charges for the warrant totaled $172 and $55 during 2000 and 2001, respectively.

The unvested shares subject to these warrants were revalued at each reporting date and the revised fair value was expensed upon the vesting of the remaining shares. As a result, the charges associated with these warrants was and is subject to substantial increase or decrease based on future changes in the fair value of the underlying common stock.

At December 31, 2001, there are two Tranche A warrants (Warrant 1 and Warrant
2), issued to Paradigm Capital Partners and Memphis Angels, LLC, which are outstanding. Warrant 1 entitles the holder to purchase 150,000 shares of Series B Preferred Stock at $20 per share and is exercisable at any time before the expiration date of May 14, 2006. Warrant 2 entitles the holder to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006.

15.      RELATED PARTY TRANSACTIONS

In October 1999, the Company issued shares of common stock to an executive officer in exchange for a note receivable. The note was repaid during 2000.

During 2000, the Company's CEO at that time obtained a $2,000 loan under a line of credit made available through his employment agreement dated February 22, 2000. Interest accrued at a rate of 9.5% during 2000 and 5.0% during 2001. The loan is collateralized by the Company stock owned by the CEO and the stock options granted pursuant to his employment agreement. At December 21, 2000, the $2,000 principal amount plus $130 of accrued interest was reflected as contra equity in the accompanying balance sheet. As part of a separation agreement, the line of credit was forgiven, along with accrued interest of $163 in May 2001. Compensation expense related to this forgiveness is included in restructuring expense for the year ended December 31, 2001.

In September 1996, PictureWorks' President, currently our CEO, exercised his right under his employment agreement to purchase 39,339 shares of our common stock in exchange for a full recourse promissory note issued to the Company in the amount of $126. Interest accrues semiannually at a 6.74% annual rate. The principal amount of $126 plus accrued interest of $41 and $52 are reflected as contra equity in the accompanying balance sheet on December 31, 2000 and 2001, respectively. The note and accrued interest were forgiven. Compensation expense totaling $178 was recorded for the forgiveness of the principal and accrued interest.

Transactions with eBay, Inc.

Pursuant to an agreement dated April 19, 2000, as amended, the Company provides to eBay, Inc., which beneficially owns more than 10% of the Company's common stock, image management services to eBay's online auction Web sites. Pursuant to that agreement, the Company issued eBay a warrant to purchase 60,000 shares of common stock at an exercise price of $203.80 per share. The warrant expires on April 19, 2010. Under this agreement, the Company generated revenue of $212 and $6,048 for the years ended December 31, 2000 and 2001, respectively.

In September 2001, the Company sold to eBay, and eBay leased back to the Company, certain computer equipment utilized to provide image management services to eBay and other customers. The purchase price for the equipment was approximately $2,300. The transaction resulted in no gain or loss to the Company. Pursuant to a lease schedule covering this equipment, the Company pays eBay monthly lease payments of approximately $90 in years 1 and 2 and approximately $19 in year 3. In 2001, the Company paid eBay $194 of rent pursuant to this lease schedule.

In December 2001, the Company sold to eBay, and eBay leased back to the Company, additional computer equipment utilized to provide image management services. The purchase price for the equipment was approximately $540. The transaction resulted in no gain or loss to the Company. Pursuant to a lease schedule covering this equipment, the Company pays eBay monthly lease payments of approximately $21 in years 1 and 2 and approximately $5 in year 3. In 2001, the Company paid eBay $20 of rent pursuant to this lease schedule.

Other Transactions

In September 2001, in connection with the closing of the sale of the Series B Preferred Stock, the Company paid Legacy Securities, Inc. an investment advisory fee of $200. Mr. Michael Easterly, a director of the Company, is the principal officer and controlling stockholder of Legacy Securities.

In September 2001, Image Investors converted $10,000 of convertible senior secured notes into 500,000 shares of the Company's Series B Preferred Stock. In addition, Image Investors converted $277 of interest into 13,831 shares of Series B Preferred Stock and purchased an additional 115,000 shares of Series B Preferred Stock for a purchase price of $2,300. In connection with its investment in the Company, Image Investors holds warrants to purchase (i) 150,000 shares of Series B Preferred Stock at a purchase price of $20 per share and (ii) 100,000 shares of Series B Preferred Stock at a purchase price of $40 per share. The warrants expire on May 14, 2006.

SUPPLEMENTAL DATA

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                               -----------------------------
                                                                                               1999         2000        2001
Supplemental disclosures:
     Unearned stock-based compensation related to stock option grants and warrants          $16,750       $5,127      $4,499

     Property and equipment acquired under capital leases                                       502        2,744       2,798

     Conversion of notes payable to Series B convertible preferred stock                      1,800           --          --

     Beneficial conversion related to issuance of Series B convertible preferred stock        1,000           --          --

     Exercise of common stock options and warrants in exchange for note receivable              127           --          --

     Interest paid                                                                               66          407         667

     Issuance of common stock for services                                                    1,270           --          --

     Issuance of options for common stock for services                                        5,610           --          --

     Conversion of debenture into Series C preferred stock                                    1,000           --          --

     Conversion of accrued interest into Series B preferred stock                                --           --         277

     Issuance of common stock for portion of placement fee in connection with
        issuance of Series D preferred stock                                                    786           --          --

     Issuance of common stock for advertising alliance fee                                    1,000           --          --

QUARTERLY INFORMATION
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            QUARTER ENDED
                                                                     -------------------------------------------------------------
                                                     TOTAL            MARCH 31          JUNE 30      SEPTEMBER 30      DECEMBER 31
                                                    ---------        ----------        ---------     ------------      -----------
Fiscal Year 2001:
   Revenue                                          $  28,905         $  9,523         $  7,963         $  6,576         $   4,844
   Gross profit                                     $  16,740         $  4,778         $  4,541         $  4,176         $   3,245
   Net loss                                         $ (53,678)        $(17,108)        $(19,615)        $(14,546)        $  (2,409)
   Net loss per share, basic and diluted (1)        $   (8.22)        $  (2.69)        $  (3.00)        $  (2.19)        $   (0.36)
Fiscal Year 2000:
   Revenue                                          $  53,673         $  8,283         $ 15,489         $ 17,218         $  12,683
   Gross profit                                     $  25,767         $  3,517         $  7,471         $  9,078         $   5,701
   Net loss                                         $(346,595)        $(36,890)        $(47,934)        $(37,712)        $(224,059)
   Net loss per share, basic and diluted (1)        $  (61.56)        $  (7.91)        $  (8.45)        $  (6.24)        $  (36.63)
Fiscal Year 1999:
   Revenue                                          $  12,523         $  1,318         $  2,224         $  3,663         $   5,318
   Gross profit                                     $   5,261         $    657         $    949         $  1,453         $   2,202
   Net loss                                         $ (77,603)        $ (9,731)        $(16,298)        $(28,181)        $ (23,393)
   Net loss per share, basic and diluted (1)        $  (30.13)        $ (11.50)        $ (11.72)        $ (10.81)        $   (5.23)

(1) The sum of the quarterly earnings per share amounts may differ from annual earnings per share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations.