Form 10-Q
period 2002-03-31
INTERNET PICTURES CORP
filed 2002-05-14
CIK 1088022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarter ended March 31, 2002 Commission File No. 000-26363

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

6,780,317  shares of $0.001 par value common stock  outstanding  as of April 15,
2002

                          INTERNET PICTURES CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002
                                      INDEX

PART I--FINANCIAL INFORMATION................................................................................3

   Item 1.     Condensed Consolidated Financial Statements...................................................3

   Item 2.     Management's Discussion and Analysis of Financial Condition and  Results of Operations.......10

PART II -- OTHER INFORMATION................................................................................17

   Item 1.     Legal Proceedings............................................................................17

   Item 2.     Changes In Securities And Use Of Proceeds....................................................17

   Item 3.     Defaults Upon Senior Securities..............................................................17

   Item 4.     Submission Of Matters To A Vote Of Security Holders..........................................17

   Item 6.     Exhibits And Reports On Form 8-K.............................................................17

Signatures..................................................................................................18

PART I--FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

                          INTERNET PICTURES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                    December 31,   March 31,
                                                                                         2001         2002
                                                                                    -----------   ------------
                                                                                        (1)       (unaudited)
(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents ......................................................     $    11,103    $   7,400
Accounts receivable, net .......................................................             921        1,272
Inventory, net .................................................................             219          139
Prepaid expenses and other current assets ......................................           3,179        3,639
                                                                                     -----------   -----------
       Total current assets ....................................................          15,422       12,450

Property and equipment, net ....................................................           4,614        4,920
Goodwill and other intangible assets ...........................................           3,042        3,042
                                                                                     -----------   -----------
       Total assets ............................................................     $    23,078    $  20,412
                                                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable ...............................................................     $     1,500    $   1,160
Accrued liabilities ............................................................           7,557        7,728
Deferred revenue ...............................................................           1,592        1,031
Current portion of obligations under capital leases ............................           1,267        1,260
                                                                                     -----------   -----------
       Total current liabilities ...............................................          11,916       11,179
                                                                                     -----------   -----------


Obligations under capital leases, net of current portion .......................           1,277          917
                                                                                     -----------   -----------
Other non-current liabilities...................................................           1,115          790
                                                                                     -----------   -----------

STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value: .............................................               1           1
   Authorized:  5,001,100 at December 31, 2001 and March 31, 2002 (unaudited)
   Issued and outstanding: 1,115,080 at December 31, 2001 and
   March 31, 2002(unaudited)
Class B common stock, $0.0001 par value: .......................................              --           --
   Authorized:  742,154 at December 31, 2001 and March 31, 2002 (unaudited)
   Issued and outstanding:  179,480 at December 31, 2001 and 179,480 at March
   31, 2002(unaudited)
Common stock, $0.001 par value: ................................................              66           66
   Authorized:  150,000,000 at December 31, 2001 and March 31, 2002 (unaudited)
   Issued and outstanding:  6,568,337 at December 31, 2001 and 6,600,837 at
   March 31, 2002 (unaudited)
Additional paid-in capital .....................................................         513,467      513,581
Note receivable from stockholder ...............................................            (179)          --
Unearned stock-based compensation ..............................................            (142)        (118)
Accumulated deficit ............................................................        (503,974)    (505,486)
Accumulated other comprehensive loss............................................            (469)        (518)
                                                                                     -----------   -----------
       Total stockholders' equity...............................................           8,770        7,526
                                                                                     -----------   -----------
       Total liabilities and stockholders' equity...............................     $    23,078   $   20,412
                                                                                     ===========   ===========

(1) The December 31, 2001 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                         Three months ended
                                                                              March 31,
                                                                         ------------------
In thousands, except per share data                                        2001       2002
                                                                         -------    -------
                                                                             (unaudited)
Revenues:
Transaction services.................................................     $1,892     $3,575
Immersive solutions..................................................      2,717      1,219
Full service real estate tours.......................................      4,914         --
                                                                         -------    -------
                                                                           9,523      4,794
                                                                         -------    -------
Cost of revenues:
Transaction services.................................................      1,681      1,669
Immersive solutions..................................................        839        455
Full service real estate tours.......................................      2,314         --
                                                                         -------    -------
                                                                           4,834      2,124
                                                                         -------    -------

Gross profit                                                               4,689      2,670
                                                                         -------    -------
Operating expenses:
Sales and marketing..................................................     10,437      2,040
Research and development.............................................      2,760      1,281
General and administrative...........................................      3,937        904
Goodwill amortization................................................        608         --
Restructuring and impairment.........................................      3,000         --
Loss on disposal of assets...........................................      1,769         --
                                                                         -------    -------
Total operating expenses.............................................     22,511      4,225
                                                                         -------    -------

Loss from operations.................................................    (17,822)    (1,555)

Other income(expense):
Interest expense.....................................................        (67)       (17)
Interest income and other............................................       (120)        60
                                                                         -------    -------
Loss before extraordinary items......................................    (18,009)    (1,512)

Extraordinary gain...................................................        901         --
                                                                         -------    -------
Net loss.............................................................   $(17,108)   $(1,512)
                                                                         =======    =======

Basic and diluted loss per common share:
Loss before extraordinary items......................................   $  (2.83)   $ (0.22)
Extraordinary gain...................................................       0.14         --
                                                                         -------    -------
Net loss.............................................................   $  (2.69)   $ (0.22)
                                                                         =======    =======





See accompanying notes to the unaudited condensed consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Three months ended
                                                                                    March 31,
                                                                              --------------------
                                                                                2001        2002
                                                                              --------    --------
In thousands                                                                      (unaudited)

Cash flows from operating activities:
Net loss..................................................................    $(17,108)  $(1,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization.............................................       1,655       700
Provision for doubtful accounts receivable................................         120       (22)
Loss on disposal of assets................................................       1,769        --
Accretion of available-for-sale securities................................          (5)       --
Non-cash compensation expense.............................................       1,218        53
Impairment loss...........................................................       1,122        --
Extraordinary gain........................................................        (901)       --
Changes in operating assets and liabilities:
   Accounts receivable....................................................      (1,366)     (328)
   Inventory..............................................................         327        80
   Prepaid expenses and other current assets..............................         276      (460)
   Other assets...........................................................         797        --
   Accounts payable.......................................................       2,591      (916)
   Accrued expenses.......................................................      (1,861)     (154)
   Deferred revenue.......................................................         (50)     (561)
                                                                              --------   -------
      Net cash used in operating activities...............................     (11,416)   (3,120)
                                                                              --------   -------
Cash flows from investing activities:
Purchases of furniture and equipment......................................        (186)     (522)
Proceeds from sale of assets..............................................       8,577        --
Maturities of securities available-for-sale...............................       6,000        --
                                                                              --------   -------
      Net cash provided by (used in) investing
          activities......................................................      14,391      (522)
                                                                              --------   -------
Cash flow from financing activities:
Repayments of capital lease obligation....................................        (371)     (275)
Proceeds from exercise of stock options...................................          21        84
Proceeds from notes receivable from stockholders, net.....................         (49)      179
                                                                              --------   -------
      Net cash used in financing activities...............................        (399)      (12)
                                                                              --------   -------
Effect of exchange rate changes on cash...................................      (1,180)      (49)
                                                                              --------   -------
Net increase (decrease) in cash and cash equivalents......................       1,396    (3,703)
Cash and cash equivalents, beginning of period............................       5,322    11,103
                                                                              --------   -------
Cash and cash equivalents, end of period..................................    $  6,718   $ 7,400
                                                                              ========   =======



No income tax payments were made in either period presented. Interest paid for the three months ending March 31, 2001 and 2002 was $67 and $17, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands)

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Internet Pictures Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada), Inc. and PW Technology, Inc. The consolidation of these entities will collectively be referred to as the Company or iPIX. All significant intercompany balances and transactions have been eliminated. We have prepared these financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our audited financial statements as of and for the year ended December 31, 2001. The information furnished reflects all adjustments which management believes are necessary for a fair presentation of our financial position as of March 31, 2002 and the results of our operations and our cash flows for the three month periods ended March 31, 2001 and 2002. All such adjustments are of a normal recurring nature.

2.  RESULTS OF OPERATIONS

The results of operations for the three month periods ended March 31, 2001 and 2002 are not necessarily indicative of the results to be expected for the respective full years.

Certain amounts reported in the previous period have been reclassified to conform to the current period presentation. The reclassification did not affect the previously reported total revenue, operating loss, net loss or stockholders' equity.

3.  LOSS PER SHARE

LOSS PER SHARE BEFORE EXTRAORDINARY ITEM. We compute net loss per share in accordance with SFAS No.128, Earnings Per Share. Under the provisions of SFAS No. 128, basic and diluted net loss per share is computed by dividing the net loss for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the conversion or exercise of potentially dilutive convertible preferred stock, stock options and warrants.

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

In thousands, except per share data

                                                      Three months ended
                                                         March 31,
                                                    --------------------
                                                        2001        2002
                                                    --------    --------
                                                         (unaudited)
NUMERATOR:
Loss before extraordinary item                      $(18,009)   $ (1,512)

DENOMINATOR:
Weighted average shares outstanding                    6,368       6,780

LOSS PER SHARE BEFORE EXTRAORDINARY ITEM:
Basic and diluted                                   $  (2.83)   $  (0.22)


The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive as of March 31, 2002:

In thousands, except per share data
                                          Shares              Range of Exercise/
                                                              Conversion Prices

Stock options                                  737                $1.42-$2.50
Convertible preferred stock                 10,267
Warrants                                     1,381                      $2.17

4.   CAPITAL STOCK

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

Preferred Stock

Effective March 26, 2002, each share of the Series B Preferred Stock is convertible into approximately 9.2 shares of the our common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. However, at any time that the holders of the Series B Preferred Stock hold more than 50% of our voting stock, a voluntary liquidation, dissolution or winding up of the Company must be approved by at least five of the seven members of our board of directors.

5.  RESTRUCTURING AND IMPAIRMENT

During the first quarter of 2001, we recorded a restructuring charge of $1,878 consisting of expenses associated with a reduction in our workforce, lease obligations for vacated offices and a write down of abandoned office equipment of $1,122 to its net realizable value. Additional restructuring accruals were recorded during 2001. As of March 31, 2002, $2,074 remained in restructuring accruals, primarily associated with abandoned lease obligations and long-term severance agreements.

6.  DISPOSAL OF ASSETS

A subsidiary of Homestore.com purchased certain assets from us pursuant to the terms of an acquisition agreement dated January 12, 2001. Under the terms of the acquisition agreement, the subsidiary of Homestore.com purchased certain computers, furniture, fixtures and equipment and certain sales contracts with residential real estate brokers and agents. We used these assets in our operations providing virtual tours of residential real estate properties. As part of the acquisition, Homestore.com's subsidiary hired certain sales force and customer service personnel. The purchase price for these assets was $12,000 in cash, of which $155 was paid directly to a lessor for certain capital lease obligations, $7,454 was deposited into control accounts for deferred revenue obligations and the remainder, $4,391, was paid to us. We also granted
Homestore.com's subsidiary an exclusive domestic license of certain of our virtual tour technology for the residential real estate market.

In accordance with the January 12, 2001 purchase transaction, we agreed to negotiate one remaining residential real estate contract with RETT f/k/a National Reality Trust. Homestore.com's subsidiary, RETT and we settled on March 3, 2001 the remaining obligation of the contract for which we received $1,936.

We recorded an extraordinary gain of $901 from the cash received from the January 12, 2001 agreement, resulting in the disposal of assets used to provide tours of residential real estate properties that were related to the pooling of Interactive Pictures Corporation and bamboo.com.

The remaining residential real estate related assets that were unrelated to the pooling of Interactive Pictures Corporation and bamboo.com were recorded as a loss on the disposal of assets of $1,655.

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

The following presents, for the periods indicated, the charges that have been included in the following captions:


                                                       Three months ended
                                                            March 31,
                                                            -------
In thousands                                              2001      2002
                                                        ------   -------
                                                          (unaudited)

Cost of revenues                                        $   89   $  --
Sales and marketing                                        718        53
Research and development                                   288      --
General and administrative                                 123      --
                                                        ------   -------
                                                        $1,218   $    53
                                                        ======   =======

8.   COMMITMENTS AND CONTINGENCIES

Please reference Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for additional disclosures.

If the plaintiffs in any of these cases were to prevail in their action, our financial condition, results of operations and cash flows could be materially adversely affected

We are subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact our financial condition, results of operations or cash flows.

9.  SEGMENTS

We have two reportable segments. The accounting policies of the segments are the same as those of the Company. Management evaluates the performance of the segments and allocates resources to them based on evaluations of the segment's gross profit. There are no inter-segment revenues. We do not make allocations of corporate costs to the individual segments and do not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them.

In fiscal year 2001, we organized into two primary business units: Transaction Services and Immersive Solutions. In addition, as part of the sale of assets to Homestore.com during the first quarter of 2001, we no longer directly sell full service virtual real estate tours or iPIX keys to customers in the U.S. residential real estate market. We have not generated full service virtual tour revenues since the quarter ended September 30, 2001 and we expect to generate minimal future revenues from the sale of full service virtual real estate tours in the U.S. residential real estate markets.

Information about the reported segments is as follows:

In thousands
                                                          Three months ended
                                                                March 31,
                                                          ------------------
                                                            2001       2002
                                                          -------    -------

(unaudited)
Revenues:
Transaction services                                      $ 1,892     $3,575
Immersive solutions                                         2,717      1,219
Full Service Real Estate                                    4,914         --
  Total                                                   -------    -------
                                                          $ 9,523     $4,794
                                                          =======    =======
Cost of revenues:
Transaction services                                       $1,681     $1,669
Immersive solutions                                           839        455
Full Service Real Estate                                    2,314         --
  Total                                                   -------    -------
                                                           $4,834     $2,124
                                                          =======    =======

Immersive solution revenues include $0.47 million and $0.34 million from the sale of camera kits for the quarters ended March 31, 2002 and March 31, 2001, respectively, with a cost of $0.34 million and $0.25 million.

Long-lived asset information by geographic area is as follows:

In thousands
                                                         Dec. 31,    March 31,
                                                           2001        2002
                                                          ------      ------
                                                             (unaudited)
LONG-LIVED ASSETS:
Foreign                                                  $    83     $    55
United States                                              4,531       4,865
                                                         -------     -------
                                                         $ 4,614     $ 4,920
                                                         =======     =======

10.  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets"(FAS 142), effective January 1, 2002. Under FAS 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. Under the transitional requirements, we completed an impairment test and no impairment loss resulted.

We also adopted FAS 144, effective January 1, 2002. In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, "Reporting The Results of Operations -- Reporting The Effects of Disposal of a Segment of a Business and Extraordinary Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. We determined that the adoption of FAS 144 did not have a material impact on our reported results of operations, financial position or cash flows.

We also adopted EITF Issue 01-09, effective January 1, 2002. In November 2001, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit's fair value can be established. We determined that this consensus had no effect on our reported results of operations, financial position or cash flows.

In February 2002, the EITF issued Topic Number D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which is effective for financial statements beginning after December 31, 2001. Topic Number D-103 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. We adopted Topic Number D-103 in the quarter ended March 31, 2002. The adoption of Topic Number D-103 had no material effect on our reported results of operations, financial position or cash flows.

11.    CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents and accounts receivable. Cash and cash equivalents are deposited with high quality financial institutions. Our accounts receivable are derived from revenue earned from clients located in the U.S. and abroad. We perform ongoing credit evaluations of our clients' financial condition and we do not require collateral from our clients.

The following table summarizes the revenue from customers in excess of 10% of total revenues:

                                      Three months ended
                                        March 31, 2002
                                        --------------
Customer A                                 21%
Customer B                                 55%

During the quarter ended March 31, 2001, there were no customers which represented in excess of 10% of total revenues. At March 31, 2002 Customer B represents 64% of accounts receivable and holds 100,000 shares of our Series B Preferred Stock and a warrant for 60,000 shares of our common stock. All amounts due from Customer B as of March 31, 2002, were collected in full during April 2002.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report filed on Form 10-K. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

OVERVIEW

In 2001, we restructured the Company around our higher gross margin businesses. The result is that we are focused on two businesses: (1) providing outsourced imaging services to facilitate online transactions in the auction, classifieds and real estate markets and (2) providing immersive imaging solutions for the real estate, security and observation and visual documentation markets. Our products and services include the capture, processing, management and distribution of images and related data. Revenues from online auctions and classifieds are primarily transactions based. Our transaction services involve designing, building and managing an image management infrastructure as well as leasing spaces from state-of-the-art co-location facilities with access to bandwidth. Since these services are capital intensive, a high percentage of the costs associated with transaction services are fixed and accordingly the margins from transaction services are highly dependent upon asset utilization.

Our immersive technology primarily generates revenues in two ways: licenses of software and re-sale of camera equipment. We utilize iPIX keys to license our still immersive technology to capture and save a single immersive image. We also offer time-based seat or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year. Our video immersive technology, which may be off-line or online, may be purchased on a per-unit basis or a per-year license. We sell our immersive products and services primarily into the real estate, security and observation and visual documentation markets. The cost of sales for our licenses is very low. The cost of sales for the sale of camera equipment can be 50 to 75% of related revenues.

We also provide professional services to customers that request specific customizations or integrations of our products and services. Providing professional services is labor intensive, and our cost of sales for professional service tends to be 50 to 60% of revenues.

Our real estate business has changed over the past few years. In 2000, our real estate focused revenues were generated from four primary sources: full service virtual tours; image management services; camera kits and immersive keys; and professional services. We offered full service virtual tours through January 2001. A full service tour includes the capture, processing, management and distribution of real estate images and related data for one price. As part of the sale of assets to a subsidiary of Homestore.com in January 2001, we no longer directly sell full service virtual tours to customers in the U.S. residential real estate market.

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

CRITICAL ACCOUNTING POLICIES

Financial  Reporting  Release  No.  60  issued by the  Securities  and  Exchange
Commission ("SEC"), requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements included in our Annual Report filed on Form 10-K include a summary of the significant accounting policies and methods used in the preparation of our Company's consolidated financial statements. Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and actual results may differ from those estimates. Those areas that require the greatest degree of management judgment include adequacy of the allowance for doubtful accounts, reserves for obsolete inventory, valuations of intangible assets and the estimated costs for excess facilities related to lease terminations and non-cancelable lease costs utilized in satisfaction of outstanding lease obligations.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and our financial statements accurately reflect management's best estimate of the results of operations, financial position and cash flows for the periods presented.

We believe the following represent our critical accounting policies:

Revenue Recognition

We  recognize   revenue  in  accordance   with  SOP  97-2,   "Software   Revenue
Recognition," and SAB No. 101, "Revenue Recognition in Financial Statements."

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

Revenues generated from professional services are recognized as the related services are performed. When such professional services are combined with on-going transaction services or are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized while the transaction services are performed, on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and ARB No. 45, "Long-Term Construction-Type Contracts."

Allowances for Doubtful Accounts

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



                                                   Three months ended
                                                         March 31,
                                                   ------------------
                                                    2001        2002
                                                   ------      ------
                                                      (unaudited)

Revenues:
 Transaction services                                 19.9%      74.6%
 Immersive solutions                                  28.5       25.4
 Full service real estate tours                       51.6         --
                                                    ------     ------
                                                     100.0      100.0
                                                    ------     ------
Cost of revenues:
 Transaction services                                 17.7       34.8
 Immersive solutions                                   8.8        9.5
 Full service real estate tours                       24.3         --
                                                    ------     ------
                                                      50.8       44.3
                                                    ------     ------
Gross profit                                          49.2       55.7
                                                    ------     ------
Operating expenses:
Sales and marketing                                  109.6       42.5
Research and development                              29.0       26.7
General and administrative                            41.3       18.9
Goodwill amortization                                  6.4         --
Restructuring and impairment                          31.5         --
Loss on disposal of assets                            18.6         --
                                                    ------     ------
Total operating expenses                             236.4       88.1
                                                    ------     ------
Loss from operations                                (187.2)     (32.4)

Other income(expense), net                            (2.0)       0.9
                                                    ------     ------
Loss before extraordinary items                     (189.2)     (31.5)

Extraordinary gain                                     9.5         --
                                                    ------     ------
Net loss                                            (179.7)%    (31.5)%
                                                    =======    ======

Quarter Ended March 31, 2002 Compared to the Quarter Ended March 31, 2001

Revenues. Total revenues decreased to $4.8 million in the quarter ended March 31, 2002, compared to $9.5 million in quarter ended March 31, 2001, a decrease of $4.7 million or 49%. This decrease was due primarily to a decrease of $4.9 million in sales of full service virtual tours to the residential real estate market.

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

The quarter ended March 31, 2001 revenues included $4.5 million from the sale of our technology products and services and $4.9 million related to full service virtual real estate tours. We did not generate full service virtual tour revenues after September 30, 2001 and expect to generate minimal future revenues from the sale of full service virtual real estate tours in the U.S. residential markets. The increase in transaction services revenues from the quarter ended March 31, 2001 to the quarter ended March 31, 2002 was primarily related to image management solutions for the auction industry, offset by decreased immersive sales primarily as a result of planned reductions in international sales and marketing expenditures.

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in an iPIX kit. Cost of revenues decreased to $2.1 million in the quarter ended March 31, 2002, compared to $4.8 million in the quarter ended March 31, 2001, a decrease of $2.7 million or 56%. Cost of revenues as a percentage of total revenues decreased to 44% in the quarter ended March 31, 2002 from 51% in the quarter ended March 31, 2001. $2.3 million of this decrease was the result of our exit from the full service virtual tour real estate business and $0.4 million of the decrease was related to a change in the product mix of immersive software and hardware sales.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased to $2.0 million in the quarter ended March 31, 2002, compared to $10.4 million in the quarter ended March 31, 2001, a decrease of $8.4 million or 80%. $5.7 million of this decrease was due primarily to our decision to sell more of our products and services through third parties and become less reliant upon a worldwide direct sales force. As a result, we significantly decreased our sales force and eliminated our field operations personnel. We also eliminated $2.1 million of costs relating to sponsorship fees, advertising and branding expenses. In addition, stock-based expenses recorded to sales and marketing expense, decreased from $0.7 million in the quarter ended March 31, 2001, to $0.1 million in the quarter ended March 31, 2002.

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses decreased to $1.3 million in the quarter ended March 31, 2002, compared to $2.8 million in the quarter ended March 31, 2001, a decrease of $1.5 million or 54%. This decrease was due primarily to decreased personnel and related costs as a result of our reduction in work force and our exit from the full service virtual tour real estate business.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, bad debt expenses and other costs associated with being a public company. General and administrative expenses decreased to $0.9 million in the quarter ended March 31, 2002, compared to $3.9 million in the quarter ended March 31, 2001, a decrease of $3.0 million or 77%. This decrease was due primarily to a decrease in personnel and related costs ($1.7 million), decreased bad debt expense ($0.3 million), our exit from the full service virtual tour real estate business.

($0.3 million) and fees related to professional services ($0.6 million). In addition, stock-based expenses recorded to general and administrative expense, decreased from $0.1 million in the quarter ended March 31, 2001, to $0.0 million in the quarter ended March 31, 2002.

Goodwill amortization. Goodwill amortization in 2001 was the result of goodwill associated with corporate acquisitions during 2000. Amortization of goodwill was $0.6 million in the quarter ended March 31, 2001. We adopted FAS 142 as of January 1, 2002 and as a result we no longer amortize goodwill.

Restructuring and Impairment. There were no restructuring and impairment charges in the quarter ended March 31, 2002, compared to $3.0 million in the quarter ended March 31, 2001. Restructuring charges were primarily associated with reductions of our workforce, outstanding obligations under non-productive leases resulting from the consolidation of certain offices and write-offs of abandoned computers and office furniture and equipment.

Interest expense. Interest expense was $17 thousand in the quarter ended March 31, 2002, compared to interest expense of $67 thousand in the quarter ended March 31, 2001. This decrease is primarily related to the weighted average amount under capital lease obligations in each period.

Interest income and other. Interest income and other consists primarily of interest earned on cash and investments. Interest income and other increased to $60 thousand in the quarter ended March 31, 2002, compared to a net expense of $120 thousand in the quarter ended March 31, 2001. The income in the quarter ended March 31, 2002 is primarily due to earnings on our cash investments. The loss in the quarter ended March 31, 2001 is primarily due to realized losses on investments sold during the quarter.

Extraordinary Gain. Extraordinary gain was $0.9 million in the quarter ended March 31, 2001. We recorded an extraordinary gain from the cash received from the sale of assets to Homestore.com in January, 2001. The assets were used to provide tours of residential real estate properties that were related to the pooling of Interactive Pictures Corporation and bamboo.com.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At March 31, 2002, we had $7.4 million of cash and cash equivalents.

Net cash used in operating activities was $3.1 million for the quarter ended March 31, 2002 and $11.4 million for the quarter ended March 31, 2001. Net cash used for operating activities in each of these periods is primarily a result of net losses. Our net loss for the quarters ended March 31, 2002 and 2001 included non-cash charges for $0.7 million and $1.7 million, respectively, of depreciation and amortization and $0.1 million and $1.2 million, respectively, of non-cash stock based compensation and non-cash deferred revenues of ($0.6) million and ($0.1) million, respectively. Net of these non-cash amounts, our net losses reduced cash by $1.3 million in the quarter ended March 31, 2002, an improvement from $14.3 million used in the quarter ended March 31, 2001.

Also included in net cash used in operating activities for the quarter ended March 31, 2002, were the following:

o an increase in receivables due to increased on-line auction revenues ($0.3 million);
o an increase in prepaid expenses which will increase future cash provided by operating activities as the prepaid expenses are amortized ($0.5 million);
o a decrease in accounts payable and accrued expenses primarily related to payments of year-end accruals from 2001 ($0.3 million); and
o a decrease in accounts payable and accrued expenses primarily related to payments of restructuring accruals from 2001 and payments of prior obligations under extended terms ($0.8 million).

During the remainder of 2002, we expect to see a reduction in quarterly net cash used in operating activities; accordingly, net cash provided by (used in) operating activities is expected to be approximately break-even for the nine months ended December 31, 2002.

Net cash provided by (used in) investment activities was ($0.5) million for the quarter ended March 31, 2002 and $14.4 million for the quarter ended March 31, 2001. Net cash provided by (used in) investing activities was related to the net purchases and maturities of short-term investments, the acquisition of computer software and hardware and other equipment and the proceeds from the sale of assets.

Net cash used in financing activities was $12 thousand for the quarter ended March 31, 2002 and $399 thousand for the quarter ended March 31, 2001. The net cash used in financing activities for these periods was due primarily to the repayment of capital lease obligations. We expect to continue to be able to finance any significant acquisitions of computer hardware and software, which may occur, throughout the remainder of 2002.

Management believes we have sufficient cash resources to meet our funding needs for the next twelve months. We finished the quarter ended March 31, 2002 with $7.4 million in cash and cash equivalents. Management's focus in 2002 is to reduce our cash requirements to manageable levels and focus our operations on profitability. Our operating expenses, however, are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in revenue from licenses or transactions could cause significant variations in operating results from quarter to quarter, and we may continue to sustain losses as a result.

Our long-term strategy remains unchanged. We will continue to make significant capital investments as well as investments in research and development for all segments and will invest in the expansion of the online auction and classified businesses and in the development of new security and observation products and services during this economic downturn.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets"(FAS 142), effective January 1, 2002. Under FAS 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. We completed an impairment test in the quarter ended March 31, 2002 and no impairment loss resulted.

We also adopted FAS 144, effective January 1, 2002. In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 replaces FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The FASB issued FAS 144 to establish a single accounting model, based on the framework established in FAS 121, as FAS 121 did not address the accounting for a segment of a business accounted for as a discontinued operation under APB 30, "Reporting The Results of Operations -- Reporting The Effects of Disposal of a Segment of a Business and Extraordinary Unusual and Infrequently Occurring Events and Transactions." FAS 144 also resolves significant implementation issues related to FAS 121. We determined that the adoption of FAS 144 did not have a material impact on our reported results of operations, financial position or cash flows.

We also adopted EITF Issue 01-09, effective January 1, 2002. In November 2001, the FASB's Emerging Issues Task Force reached a consensus on EITF Issue 01-09, "Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products," which is a codification of EITF Issues 00-14, 00-22 and 00-25. This issue presumes that consideration from a vendor to a customer or reseller of the vendor's products to be a reduction in the selling prices of the vendor's product and, therefore, should be characterized as a reduction of revenue when recognized in the vendor's income statement and could lead to negative revenue under certain circumstances. Revenue reduction is required unless consideration related to a separate identifiable benefit and the benefit's fair value can be established. We determined that this consensus had no effect on our reported results of operations, financial position or cash flows.

In February 2002, the EITF issued Topic Number D-103, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which is effective for financial statements beginning after December 31, 2001. Topic Number D-103 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. We adopted Topic Number D-103 in the quarter ended March 31, 2002. The adoption of Topic Number D-103 had no material effect on our reported results of operations, financial position or cash flows.

INFLATION

Inflation has not had a significant impact on our operations to date.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed in "Risk Factors" of our registration statement on Form 10-K filed with the SEC on March 29, 2002.

The words "believe", "may", "will", "should", "anticipate", "estimate", "expect", "intends", "objective" or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

Please reference Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for additional disclosures.

If the plaintiffs in any of these cases were to prevail in their action, our financial condition, results of operations and cash flows could be materially adversely affected.

We are subject to claims in the ordinary course of business. Management believes the ultimate resolution of these matters will have no material impact our financial condition, results of operations or cash flows.

Item 2. Changes In Securities And Use Of Proceeds

Effective March 26, 2002, each share of the Series B Preferred Stock is convertible into approximately 9.2 shares of the our common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. However, at any time that the holders of the Series B Preferred Stock hold more than 50% of our voting stock, a voluntary liquidation, dissolution or winding up of the Company must be approved by at least five of the seven members of our board of directors.


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

DATE: May 13, 2002                  INTERNET PICTURES CORPORATION
                                            (Registrant)



                                            /s/ Paul Farmer
                                            ---------------
                                            Paul Farmer
                                            Authorized Officer
                                            Chief Financial Officer and
                                            Chief Accounting Officer