Form 10-Q
period 2002-06-30
INTERNET PICTURES CORP
filed 2002-08-13
CIK 1088022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarter ended June 30, 2002 Commission File No. 000-26363

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

6,798,418  shares of $0.001 par value  common stock  outstanding  as of July 15,
2002

                          INTERNET PICTURES CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002
                                      INDEX

PART I--FINANCIAL INFORMATION................................................................................3

   Item 1.     Condensed Consolidated Financial Statements...................................................3

   Item 2.     Management's Discussion and Analysis of Financial Condition and  Results of Operations.......14

   Item 3.     Quantitative and Qualitative Disclosures About Market Risk...................................24

PART II -- OTHER INFORMATION................................................................................25

   Item 1.     Legal Proceedings............................................................................25

   Item 2.     Changes In Securities And Use Of Proceeds....................................................26

   Item 3.     Defaults Upon Senior Securities..............................................................26

   Item 4.     Submission Of Matters To A Vote Of Security Holders..........................................26

   Item 5.     Other Information........................................................................... 27

   Item 6.     Exhibits And Reports On Form 8-K.............................................................27

Signatures..................................................................................................27

Exhibit Index...............................................................................................28

PART I--FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

                          INTERNET PICTURES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                    December 31,    June 30,
                                                                                         2001         2002
                                                                                    -----------   ------------
                                                                                        (1)       (unaudited)
(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents.......................................................     $    11,103    $   4,659
Restricted cash ................................................................           2,298        2,513
Short term investments .........................................................              --        1,400
Accounts receivable, net .......................................................             921        1,555
Inventory, net .................................................................             219          104
Prepaid expenses and other current assets ......................................             881          864
                                                                                     -----------   -----------
       Total current assets ....................................................          15,422       11,095

Property and equipment, net ....................................................           4,614        6,200
Other long term assets .........................................................              --          165
Goodwill .......................................................................           3,042        3,042
                                                                                     -----------   -----------
       Total assets ............................................................     $    23,078    $  20,502
                                                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable ...............................................................     $     1,500    $   1,211
Accrued liabilities ............................................................           7,557        6,783
Deferred revenue ...............................................................           1,592          490
Current portion of obligations under capital leases ............................           1,267        2,342
                                                                                     -----------   -----------
       Total current liabilities ...............................................          11,916       10,826
                                                                                     -----------   -----------

Obligations under capital leases, net of current portion .......................           1,277        1,841
                                                                                     -----------   -----------
Other long term liabilities.....................................................           1,115          595
                                                                                     -----------   -----------
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value: .............................................               1           1
   Authorized:  5,001,100 at December 31, 2001 and June 30, 2002 (unaudited)
   Issued and outstanding: 1,115,080 at December 31, 2001 and
    June 30, 2002(unaudited)
Class B common stock, $0.0001 par value: .......................................              --           --
   Authorized:  742,154 at December 31, 2001 and June 30, 2002 (unaudited)
   Issued and outstanding:  179,480 at December 31, 2001 and
    June 30, 2002(unaudited)
Common stock, $0.001 par value: ................................................              66           66
   Authorized:  150,000,000 at December 31, 2001 and 50,000,000 at June 30, 2002
    (unaudited)
   Issued and outstanding:  6,568,337 at December 31, 2001 and
    6,618,938 at June 30, 2002 (unaudited)
Additional paid-in capital .....................................................         513,467      513,922
Note receivable from stockholder ...............................................            (179)          --
Unearned stock-based compensation ..............................................            (142)         (81)
Accumulated deficit ............................................................        (503,974)    (506,178)
Accumulated other comprehensive loss............................................            (469)        (490)
                                                                                     -----------   -----------
       Total stockholders' equity...............................................           8,770        7,240
                                                                                     -----------   -----------
       Total liabilities and stockholders' equity...............................     $    23,078   $   20,502
                                                                                     ===========   ===========

(1) The December 31, 2001 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               Three months ended     Six months ended
                                                                    June 30,               June 30,
                                                               ------------------     ----------------
In thousands, except per share data                              2001       2002        2001     2002
                                                               -------    -------     -------  -------
                                                                   (unaudited)           (unaudited)
Revenues:
Transaction services.......................................     $3,761     $3,802      $5,652   $7,377
Immersive solutions........................................      2,046      1,959       4,763    3,178
Full service real estate tours.............................      2,157         --       7,071       --
                                                              --------    -------    --------  -------
Total revenues.............................................      7,964      5,761      17,486   10,555
                                                              --------    -------    --------  -------
Cost of revenues:
Transaction services.......................................      1,504      1,831       3,149    3,500
Immersive solutions........................................        915        355       1,666      811
Full service real estate tours.............................      1,018         --       3,456
--
                                                              --------    -------    --------  -------
Total cost of revenues.....................................      3,437      2,186       8,271    4,311
                                                              --------    -------    --------  -------

Gross profit...............................................      4,527      3,575       9,215    6,244
                                                              --------    -------    --------  -------
Operating expenses:
Sales and marketing........................................      5,848      2,153      16,284    4,193
Research and development...................................      1,766      1,230       4,526    2,511
General and administrative.................................      7,696        893      11,633    1,797
Goodwill amortization......................................        608         --       1,216       --
Restructuring and impairment...............................      7,193         --      10,193       --
Loss on disposal of assets.................................         --         --       1,769       --
                                                              --------    -------    --------  -------
Total operating expenses...................................     23,111      4,276      45,621    8,501
                                                              --------    -------    --------  -------

Loss from operations.......................................    (18,584)      (701)    (36,406)  (2,257)

Other income(expense):
Interest expense...........................................       (938)       (14)     (1,005)     (31)
Interest income............................................         61         25         174       80
Other......................................................       (154)        (1)       (387)       4
                                                              --------    -------    --------  -------
Loss before extraordinary gain.............................    (19,615)      (691)    (37,624)  (2,204)

Extraordinary gain.........................................         --         --         901       --
                                                              --------    -------    --------  -------
Net loss...................................................   $(19,615)   $  (691)   $(36,723) $(2,204)
                                                              ========    =======    ========  =======

Basic and diluted net loss per common share:
Loss before extraordinary gain.............................   $  (3.00)   $ (0.10)   $  (5.83) $ (0.32)
Extraordinary gain.........................................         --         --        0.14       --
                                                              --------    -------    --------  -------
Net loss per common share..................................   $  (3.00)   $ (0.10)   $  (5.69) $ (0.32)
                                                              ========    =======    ========  =======



See accompanying notes to the unaudited condensed consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                Six months ended
                                                                                    June 30,
                                                                              --------------------
                                                                                2001        2002
                                                                              --------    --------
In thousands                                                                      (unaudited)

Cash flows from operating activities:
Net loss..................................................................    $(36,723)  $(2,204)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization.............................................       3,146     1,496
Provision for doubtful accounts receivable................................       1,827      (100)
Provision for inventory obsolescence......................................         201        --
Loss on disposal of assets................................................       1,769        --
Accretion of available-for-sale securities................................          (5)       --
Interest charge for amortization of discount on convertible debt..........         805        --
Non-cash compensation expense.............................................       6,161        91
Impairment loss...........................................................       1,122        --
Extraordinary gain........................................................        (901)       --
Changes in operating assets and liabilities:
   Accounts receivable....................................................         507      (534)
   Inventory..............................................................         499       114
   Prepaid expenses and other current assets..............................        (990)       18
   Other long term assets.................................................       1,019      (165)
   Accounts payable.......................................................        (210)     (289)
   Accrued expenses.......................................................       1,779    (1,199)
   Deferred revenue.......................................................        (545)   (1,102)
                                                                              --------   -------
      Net cash used in operating activities...............................     (20,539)   (3,874)
                                                                              --------   -------
Cash flows from investing activities:
Purchases of equipment and furniture......................................        (154)   (3,174)
Purchase of short term investments........................................          --    (1,400)
Proceeds from sale of assets..............................................       8,577        --
Maturities of securities available-for-sale...............................       6,000        --
                                                                              --------   -------
      Net cash provided by (used in) investing activities.................      14,423    (4,574)
                                                                              --------   -------
Cash flow from financing activities:
Proceeds from obligations under capital lease.............................          --     2,494
Repayments of capital lease obligation and notes payable..................        (849)     (763)
Net proceeds from convertible promissory note and warrants................       9,277        --
Proceeds from issuance of common stock....................................          25       115
Distribution to stockholders..............................................        (839)       --
Proceeds from notes receivable from stockholders..........................          --       179
                                                                              --------   -------
      Net cash provided by financing activities...........................       7,614     2,025
                                                                              --------   -------
Effect of exchange rate changes on cash...................................      (1,200)      (21)
                                                                              --------   -------
Net increase (decrease) in cash and cash equivalents......................         298    (6,444)
Cash and cash equivalents, beginning of period............................       5,322    11,103
                                                                              --------   -------
Cash and cash equivalents, end of period..................................    $  5,620   $ 4,659
                                                                              ========   =======



No income tax payments were made in either period presented. Interest paid for the six months ending June 30, 2001 and 2002 was $119 and $55, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands)

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Internet Pictures Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada), Inc. and PW Technology, Inc. The consolidation of these entities will collectively be referred to as the Company or iPIX. All significant intercompany balances and transactions have been eliminated. We have prepared these financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our audited financial statements as of and for the year ended December 31, 2001. The information furnished reflects all adjustments which management believes are necessary for a fair presentation of our financial position as of June 30, 2002 and the results of our operations and our cash flows for the three and six month periods ended June 30, 2001 and 2002. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2001 and 2002 are not necessarily indicative of the results to be expected for the respective full years.

2.  RECLASSIFICATIONS

Certain amounts reported in the previous period have been reclassified to conform to the current period presentation. The reclassifications did not affect the previously reported total revenue, operating loss, net loss, total current assets, total assets or stockholders' equity.

3.  CASH EQUIVALENTS, RESTRICTED CASH AND SHORT TERM INVESTMENTS

We consider all highly liquid debt instruments with a remaining maturity at date of purchase of three months or less to be cash equivalents. Restricted cash consists primarily of deposits related to certain accrued expenses. All other liquid investments are classified as either short term or long term investments. We determine the appropriate classification of investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. At June 30, 2002, we had $1,400 of investments with a remaining maturity of three to twelve months and accordingly classified as short term investments.

4.  LOSS PER SHARE

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

The following table sets forth the computation of basic and dilutive net loss per share for the periods indicated:

In thousands, except per share data

                                                                    Three months ended               Six months ended
                                                                          June 30,                        June 30,
                                                                    ------------------               ----------------
                                                                    2001          2002               2001        2002
                                                                    ----          ----               ----        ----
(unaudited)
NUMERATOR:
Loss before extraordinary gain                                  $(19,615)        $(691)          $(37,624)    $(2,204)

DENOMINATOR:
Weighted average shares outstanding                                6,535         6,792              6,455       6,785

LOSS PER SHARE BEFORE EXTRAORDINARY GAIN:
Basic and diluted                                                 $(3.00)       $(0.10)            $(5.83)     $(0.32)


In accordance with SFAS No. 142, the results for the prior year periods have not been restated. A reconciliation of reported net loss and net loss per common share as if SFAS No. 142 had been in effect for 2001 is presented as follows:


                                                             Three months ended                 Six months ended
                                                                  June 30,                           June 30,
                                                             ------------------                 ----------------
In thousands, except per share                               2001          2002                 2001        2002
                                                             ----          ----                 ----        ----
(unaudited)
Net loss before extraordinary gain                       $(19,615)       $ (691)            $(37,624)   $ (2,204)
   Extraordinary gain                                           -             -                  901           -
                                                        ---------       -------            ---------   ---------
Net loss                                                  (19,615)         (691)             (36,723)     (2,204)
   Goodwill amortization                                      608             -                1,216           -
                                                        ---------       -------            ---------   ---------
Adjusted net loss                                        $(19,007)       $ (691)            $(35,507)   $ (2,204)
                                                        =========       =======            =========   =========

Basic and diluted net loss per common share:
   Net loss before extraordinary gain                     $ (3.00)      $ (0.10)            $  (5.83)   $ ( 0.32)
                                                                -             -                 0.14           -
                                                        ---------       -------            ---------   ---------
Net loss                                                    (3.00)        (0.10)               (5.69)      (0.32)
   Goodwill amortization                                     0.10             -                 0.19           -
                                                        ---------       -------            ---------   ---------
Adjusted basic and diluted net loss per common share      $ (2.90)      $ (0.10)            $  (5.50)    $ (0.32)
                                                        =========       =======            =========   =========

The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the three month period ended June 30, 2002:

In thousands, except per share data

                                      Shares            Range of Exercise Prices
                                      ------            ------------------------
Stock options                            336                  $1.42 - $2.02
Convertible preferred stock           10,267

5.   CAPITAL STOCK

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

6.  RESTRUCTURING AND IMPAIRMENT

During the first quarter of 2001, we recorded a restructuring charge of $1,878 consisting of expenses associated with a reduction in our workforce, lease obligations for vacated offices and a $1,122 write down of abandoned office equipment to its net realizable value.

During the second quarter of 2001, we recorded a restructuring charge of $7,193 consisting of expenses associated with a reduction in our workforce, lease obligations for vacated offices and a write down of abandoned office equipment to its net realizable value. Additional restructuring accruals were recorded during 2001. As of June 30, 2002, $1,690 remained in these restructuring accruals, primarily associated with abandoned lease obligations and long term severance agreements.

Included in the second quarter 2001 restructuring is $1,300 related to a severance liability for our former Chief Executive Officer, James M. Phillips. At June 30, 2002, the unpaid liability is $500, which is to be paid in installments ending in September of 2003. As further consideration for Mr. Phillips' separation agreement, we forgave a loan from the Company to Mr. Phillips and the related interest aggregating $2,193, which is also included in the second quarter of 2001 restructuring expense.

7.  DISPOSAL OF ASSETS

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

We recorded an extraordinary gain of $901 from the cash received from the January 12, 2001 agreement, resulting in the disposal of assets used to provide tours of residential real estate properties that were related to the 2000 pooling of Interactive Pictures Corporation and bamboo.com.

The $1,769 loss on the 2001 sale of the remaining residential real estate related assets that were unrelated to the pooling of Interactive Pictures Corporation and bamboo.com was included in loss on the disposal of assets in the accompanying statement of operations.

8.   STOCK-BASED COMPENSATION

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

The following presents, for the periods indicated, the charges that have been included in the following captions:

                                        Three months ended              Six months ended
                                              June 30,                       June 30,
                                       ------------------              ------------------
In thousands                             2001        2002                2001       2002
                                       -------     -------             -------    -------
                                                           (unaudited)
Cost of revenues                       $   15      $    --             $  104     $   --
Sales and marketing                       641           38              1,358         91
Research and development                  251           --                539         --
General and administrative              1,912           --              2,035         --
                                       -------     -------             -------    -------
                                       $2,819      $    38             $4,037     $   91
                                       =======     =======             =======    =======

9.  COMMITMENTS AND CONTINGENCIES

On October 28, 1998, Minds-Eye-View, Inc. ("Minds-Eye") and Mr. Ford Oxaal ("Oxaal") filed a lawsuit against us in the United States District Court for the Northern District of New York. Minds-Eye alleged in its lawsuit that we breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The court removed this action to arbitration upon our motion, and we cross-claimed alleging various affirmative claims, including trade secret theft. Minds-Eye and Oxaal filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. Although the lawsuit was dismissed, we proceeded with the arbitration in Knoxville, Tennessee. The arbitration was stayed pending resolution of the following lawsuit.

On May 20, 1999, Oxaal filed a lawsuit against us and certain of our customers in the same court alleging that our technology infringes upon a patent claim for 360 degree spherical visual technology held by him. Oxaal filed an additional complaint on December 5, 2000 in the United States District Court for the Northern District of New York, naming us as the sole defendant. The complaint states a single claim for relief, alleging infringement of U.S. Patent No. 6,157,385, which issued on December 5, 2000. This patent encompasses a method of seamlessly combining at least two images into a spherical image.

On June 11, 2002, we reached an out of court settlement with Oxaal and Minds-Eye. As a result of the settlement, each of the lawsuits and the arbitration proceeding described above were dismissed and mutual releases have been executed. Pursuant to the settlement agreement, neither party admitted liability or any wrong doing. We were granted a non-exclusive license under patents and pending patents conceived by Oxaal or in which Oxaal has an interest. The license rights inure to the benefit of our customers with respect to their purchases from us and also inure to the benefit of our business partners with respect to their business relations with us. We included the cost of the license in property and equipment on the accompanying balance sheet. We do not believe that the cost of the license in the current period or the future, will have a material effect on our financial condition, results of operations or cash flows.

During the quarter ending September 30, 2002, we expect to receive approximately $1,400 in cash from a previously disclosed favorable jury verdict against Infinite Pictures that found the defendants liable for infringement of our patents under the doctrine of equivalents and awarding us $1,000 in damages, plus interest and court costs. We will record these proceeds as a one-time gain in the quarter ending September 30, 2002. The defendants have filed for a writ of certiorari with the United States Supreme Court in an effort to reverse the lower court's findings in our favor. We believe the defendants' claims are without merit, and we intend to vigorously defend against these claims. We believe the ultimate resolution of the Supreme Court filings will not have a material impact on our financial condition, results of operations or cash flows.

We are subject to claims in the ordinary course of business. We believe the ultimate resolution of these matters will not have a material impact on our financial condition, results of operations or cash flows.

Please reference Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for disclosures regarding a case undergoing discovery. If the plaintiffs in this case were to prevail in their action, our financial condition, results of operations and cash flows could be materially adversely affected.

10.  SEGMENTS

We currently have two reportable segments. The accounting policies of the segments are the same as those of the Company. Management evaluates the performance of the segments and allocates resources to them based on evaluations of the segment's gross profit. There are no inter-segment revenues. We do not make allocations of corporate costs to the individual segments and do not identify separate assets of the segments in making decisions regarding the performance or the allocation of resources to them.

Information about the reported segments is as follows:

In thousands
                                                        Three months ended          Six months ended
                                                              June 30,                   June 30,
                                                        ------------------          ----------------
                                                         2001       2002             2001      2002
                                                        -------    -------          -------   ------
(unaudited)
Revenues:
 Transaction services                                   $ 3,761    $ 3,802          $ 5,652  $ 7,377
 Immersive solutions                                      2,046      1,959            4,763    3,178
 Full service real estate                                 2,157         --            7,071       --
                                                        -------    -------          -------  -------
 Total                               .                  $ 7,964    $ 5,761          $17,486  $10,555
                                                        =======    =======          =======  =======

Cost of revenues:
 Transaction services                                   $ 1,504    $ 1,831          $ 3,149  $ 3,500
 Immersive solutions                                        915        355            1,666      811
 Full service real estate                                 1,018         --            3,456       --
                                                        -------    -------          -------  -------
 Total                                                  $ 3,437    $ 2,186          $ 8,271  $ 4,311
                                                        =======    =======          =======  =======

In fiscal year 2001, we organized into two primary business units: Transaction Services and Immersive Solutions. In addition, as part of the sale of assets to Homestore.com during the first quarter of 2001, we no longer directly sell full service virtual real estate tours or iPIX keys to customers in the U.S. residential real estate market. We have not generated full service virtual tour revenues since the quarter ended September 30, 2001 and we expect to generate minimal future revenues from the sale of full service virtual real estate tours in the U.S. residential real estate markets. Full service real estate is presented as a segment in 2001.

Immersive solution revenues include $489 and $487 from the sale of camera kits for the quarters ended June 30, 2002 and June 30, 2001, respectively, with a cost of $240 and $315. Immersive solution revenues include $955 and $825 from the sale of camera kits for the six months ended June 30, 2002 and June 30, 2001, respectively, with a cost of $583 and $565.

11.  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets"(FAS 142), effective January 1, 2002. Under FAS 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. Under the transitional requirements, we completed an impairment test and no impairment loss resulted. See Note 4.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities'" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the first quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

12.    CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, short term investments and accounts receivable. Cash and cash equivalents and short term investments are deposited with high quality financial institutions. Our accounts receivable are derived from revenue earned from clients located in the U.S. and abroad. We perform ongoing credit evaluations of our clients' financial condition and we do not require collateral from our clients.

The following table summarizes the revenue from customers in excess of 10% of total revenues:

                          Three months ended           Six months ended
                            June 30, 2002               June 30, 2002
                            -------------               -----------------
Customer A                        23%                          22%
Customer B                        51%                          53%

During the three months and six months ended June 30, 2001, there were no customers which represented in excess of 10% of total revenues. At June 30, 2002, Customer A holds a warrant for 16,134 shares of our common stock. At June 30, 2002, Customer B represents 53% of accounts receivable and holds 100,000 shares of our Series B Preferred Stock and a warrant for 60,000 shares of our common stock. All amounts due from Customer B as of June 30, 2002, were collected during July 2002. Our principal agreements with Customer A and Customer B, expire on September 30, 2002 and September 30, 2003, respectively. These agreements are subject to extension, amendment and re-negotiation from time to time.

13. CONVERTIBLE PROMISSORY NOTE AND WARRANTS

On May 14, 2001, we entered into a definitive agreement with Image Investor Portfolio, a separate series of Memphis Angels, LLC ("Image") for an investment by Image in the Company. Pursuant to the terms of a securities purchase agreement with Image dated as of May 14, 2001, Image purchased our $10,000 convertible senior secured note (the "Note") and received Tranche A and Tranche B warrants to purchase up to $20,000 of our Series B Preferred Stock.

The warrants were issued in conjunction with the convertible promissory note, and accordingly, based on APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features", the entire proceeds from the convertible promissory note, $10,000, were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. During the second quarter of 2001, we recorded $805 as interest expense related to the accretion of the convertible promissory note to its face value over the fifteen month period of the

Note. During the third quarter of 2001, the $10,000 Note and the Tranche B warrants were converted to preferred stock and accordingly we recorded $9,195 as interest expense related to the accretion of the convertible promissory note to its face value.

At June 30, 2002, there are two Tranche A warrants ("Warrant 1" and "Warrant 2"), issued to Paradigm Capital Partners and Memphis Angels, LLC, which are outstanding. Warrant 1 entitles the holder to purchase 150,000 shares of Series B Preferred Stock at $20 per share and is exercisable at any time before the expiration date of May 14, 2006. Warrant 2 entitles the holder to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006.

14.  PURCHASE AGREEMENT-LEASEBACK

On May 31, 2002, we sold certain assets totaling $2,494 to a stockholder and agreed to leaseback those assets over a three-year period from that stockholder. The net book value and the fair value of the assets equaled the sale price, resulting in no gain or loss on the sale of the assets. The monthly lease payments are $94 in years one and two and $21 in year three. The lease is accounted for as a capital lease in accordance with SFAS No. 13, "Accounting for Leases."

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

OVERVIEW

In 2001, we restructured the Company around our higher gross margin businesses. The result is that we are focused on two businesses: (1) providing outsourced imaging services to facilitate online transactions in the auction, classifieds and real estate markets and (2) providing immersive imaging solutions for the real estate, security and observation and visual documentation markets. Our products and services include the capture, processing, management and distribution of images and related data. Revenues from online auctions and classifieds are primarily transaction based. Our transaction services involve designing, building and managing an image management infrastructure as well as leasing spaces from state-of-the-art co-location facilities with access to telecommunications bandwidth. Since these services are capital intensive, a high percentage of the costs associated with transaction services are fixed and accordingly the margins from transaction services are highly dependent upon asset utilization.



Our immersive technology primarily generates revenues in two ways: licenses of software and re-sale of camera equipment. We utilize iPIX keys to license our still immersive technology to capture and save a single immersive image. We also offer time-based seat or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year. Our video immersive technology, which may be off-line or online, may be purchased on a per-unit basis or a per-year license. We sell our immersive products and services primarily into the real estate, security and observation and visual documentation markets. The cost of sales for our licenses is very low. The cost of sales for the sale of camera equipment can be 50% to 75% of related revenues.

We also provide professional services to customers that request specific customizations or integrations of our products and services. Providing professional services is labor intensive, and our cost of sales for professional service tends to be 50% to 60% of revenues.

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

CRITICAL ACCOUNTING POLICIES

Financial  Reporting  Release  No.  60  issued by the  Securities  and  Exchange
Commission ("SEC"), requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements included in our Annual Report filed on Form 10-K include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and actual results may differ from those estimates. Those areas that require the greatest degree of management judgment include adequacy of the allowance for doubtful accounts, reserves for obsolete inventory, valuations of intangible assets and the estimated costs for excess facilities related to lease terminations and non-cancelable lease costs utilized in satisfaction of outstanding lease obligations.

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

Revenue Recognition

We  recognize   revenue  in  accordance   with  SOP  97-2,   "Software   Revenue
Recognition," and SAB

No. 101, "Revenue Recognition in Financial Statements."

Transaction hosting revenues are recognized as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed and determinable and collection of the resulting receivable was probable.

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

Revenues from the sale of our virtual tour products are recognized upon distribution to the Website designated by the customer.

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

Allowances for Doubtful Accounts

Significant management judgments and estimates must be made and used in connection with establishing the doubtful account allowances in any accounting period. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences could result in the amount and timing of expense recorded if management had different judgment or utilized different estimates.





RESULTS OF OPERATIONS

The  following  table  presents,   for  the  periods   indicated,   the  percent
relationship to total revenues of select items in our statements of operations.

                                                         Three months ended          Six months ended
                                                               June 30,                   June 30,
                                                         ------------------          ----------------
                                                          2001        2002            2001      2002
                                                         ------      ------          ------    ------
                                                                          (unaudited)
Revenues:
 Transaction services                                      47.2%      66.0%            32.3%     69.9%
 Immersive solutions                                       25.7       34.0             27.2      30.1
 Full service real estate tours                            27.1         --             40.4        --
                                                         ------     ------           ------    ------
Total revenues                                            100.0      100.0            100.0     100.0
                                                         ------     ------           ------    ------
Cost of revenues:
 Transaction services                                      18.9       31.8             18.0      30.1
 Immersive solutions                                       11.5        6.2              9.5       7.7
 Full service real estate tours                            12.8         --             19.8        --
                                                         ------     ------           ------    ------
Total cost of revenues                                     43.2       37.9             47.3      40.8
                                                         ------     ------           ------    ------
Gross profit                                               56.8       62.1             52.7      59.2
                                                         ------     ------           ------    ------
Operating expenses:
Sales and marketing                                        73.4       37.4             93.1      39.7
Research and development                                   22.2       21.4             25.9      23.8
General and administrative                                 96.6       15.5             66.5      17.0
Goodwill amortization                                       7.6         --              7.0        --
Restructuring and impairment                               90.3         --             58.3        --
Loss on disposal of assets                                   --         --             10.1        --
                                                         ------     ------           ------    ------
Total operating expenses                                  290.1       74.3            260.9      80.5
                                                         ------     ------           ------    ------
Loss from operations                                     (233.3)     (12.2)          (208.2)    (21.4)
Other income(expense), net                                (12.9)       0.2             (7.0)      0.5
                                                         ------     ------           ------    ------
Loss before extraordinary gain                           (246.2)     (12.0)          (215.2)    (20.9)
Extraordinary gain                                           --         --             (5.2)       --
                                                         ------     ------           ------    ------
Net loss                                                 (246.2)%    (12.0)%         (210.0)%   (20.9)%
                                                         ======     ======           ======    ======

Quarter Ended June 30, 2002 Compared to the Quarter Ended June 30, 2001

Revenues. Total revenues decreased to $5.8 million in the quarter ended June 30, 2002, compared to $8.0 million in quarter ended June 30, 2001, a decrease of $2.2 million or 28%. This decrease was due to the elimination of full service virtual tour revenues, which were $2.2 million during the quarter ended June 30, 2001 and zero during the quarter ended June 20, 2002.

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

For the quarter ended June 30, 2001, revenues included $5.8 million from the sale of our technology products and services and $2.2 million related to full service virtual real estate tours. We did not generate full service virtual tour revenues after September 30, 2001 and expect to generate minimal future revenues from the sale of full service virtual real estate tours in the U.S. residential markets.

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in an iPIX kit. Cost of revenues decreased to $2.2 million in the quarter ended June 30, 2002, compared to $3.4 million in the quarter ended June 30, 2001, a decrease of $1.2 million or 36%. Cost of revenues as a percentage of total revenues decreased to 38% in the quarter ended June 30, 2002 from 43% in the quarter ended June 30, 2001. $1.0 million of the decrease was the result of our exit from the full service virtual tour real estate business and $0.5 million of the decrease was related to a change in the product mix of immersive services, software and hardware, offset partially by an increase of $0.3 million in the cost of providing transaction services.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased to $2.2 million in the quarter ended June 30, 2002, compared to $5.8 million in the quarter ended June 30, 2001, a decrease of $3.6 million or 63%. $2.6 million of this decrease was due primarily to our decision to sell more of our products and services through third parties and become less reliant upon a worldwide direct sales force. As a result, we significantly decreased our sales force and eliminated our field operations personnel. We also eliminated $0.4 million of costs relating to sponsorship fees, advertising and branding expenses. In addition, stock-based expenses recorded to sales and marketing expense, decreased from $0.6 million in the quarter ended June 30, 2001, to $38 thousand in the quarter ended June 30, 2002.

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses decreased to $1.2 million in the quarter ended June 30, 2002, compared to $1.8 million in the quarter ended June 30, 2001, a decrease of $0.6 million or 30%. This decrease was due primarily to decreased personnel and related costs as a result of our reduction in work force and our exit from the full service virtual tour real estate business.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, bad debt expenses and other costs associated with being a public company. General and administrative expenses decreased to $0.9 million in the quarter ended June 30, 2002, compared to $7.7 million in the quarter ended June 30, 2001, a decrease of $6.8 million or 88%. This decrease was due primarily to decreased bad debt expense ($3.1 million), a decrease in personnel and related costs ($1.1 million), reduced fees related to professional services ($0.6 million) and our exit from the full service virtual tour real estate business ($0.1 million). In addition, stock-based expenses recorded to general and administrative expense, decreased from $1.9 million in the quarter ended June 30, 2001, to zero in the quarter ended June 30, 2002.

Goodwill Amortization. Goodwill amortization in 2001 was the result of goodwill associated with corporate acquisitions during 2000. Amortization of goodwill was $0.6 million in the quarter ended June 30, 2001. We adopted FAS 142 as of January 1, 2002 and as a result we no longer amortize goodwill.

Restructuring and Impairment. There were no restructuring and impairment charges in the quarter ended June 30, 2002, compared to $7.2 million in the quarter ended June 30, 2001. Restructuring charges were primarily associated with reductions of our workforce, outstanding obligations under non-productive leases resulting from the consolidation of certain offices and write-offs of abandoned computers, office furniture and equipment. Included in the restructuring is $1.3 million related to a severance liability with our former Chief Executive Officer, James M. Phillips. At June 30, 2002 the unpaid liability is $0.5 million, which is to be paid in installments ending in September of 2003. As further consideration for Mr. Phillips' separation agreement, in 2001 we forgave a loan from the Company to Mr. Phillips and the related interest aggregating $2.2 million.

Interest Expense. Interest expense was $14 thousand in the quarter ended June 30, 2002, compared to interest expense of $0.9 million in the quarter ended June 30, 2001. This decrease is primarily related to the 2001 non-cash expense of $0.8 million related to the accretion of the promissory note issued to Image to its face value and the weighted average amount of debt in each period. During May 2001, we borrowed $10 million which was repaid in full in September 2001 as part of our sale of preferred stock.

Interest Income. Interest income consists primarily of interest earned on cash and investments. Interest income decreased to $25 thousand in the quarter ended June 30, 2002, compared to $61 thousand in the quarter ended June 30, 2001. The decrease is primarily due to lower average cash and investment balances.

Other Income (Expense). Other expense decreased to $1 thousand in the quarter ended June 30, 2002, compared to $154 thousand in the quarter ended June 30, 2001. The loss in the quarter ended June 30, 2001 is primarily due to realized losses on investments sold during the quarter.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2001

Revenues. Total revenues decreased to $10.6 million in the six months ended June 30, 2002, compared to $17.5 million in the six months ended June 30, 2001, a decrease of $6.9 million or 40%. This decrease was due to a decrease of $7.1 million in sales of full service virtual tours. For the six months ended June 30, 2001, revenues of $17.5 million included $10.4 million from the sale of our technology products and services and $7.1 million related to full service virtual real estate tours. We did not generate full service virtual tour revenues after September 30, 2001 and expect to generate minimal future revenues from the sale of full service virtual real estate tours in the U.S. residential markets. Transaction services revenues increased 30% or $1.7 million during the first half of 2002 relative to the first half of 2001 and represent 70% of total revenues for the six months ended June 30, 2002, primarily as a result of increased services related to on-line auctions. Immersive solutions revenues decreased 33% or $1.6 million during the first half of 2002 relative to the first half of 2001, primarily as a result of a decreased focus on certain lower operating margin sales opportunities.

Cost of Revenues. Cost of revenues decreased to $4.3 million in the first half of 2002, compared to $8.3 million in the first half of 2001, a decrease of $4.0 million or 48%. Cost of revenues as a percentage of total revenues decreased to 41% in the six months ended June 30, 2002 from 47% in the six months ended June 30, 2001. $3.5 million of the decrease was the result of our exit from the full service virtual tour real estate business and $0.8 million of the decrease was related to a change in the product mix of immersive software and hardware sales, offset partially by an increase of $0.3 million in the cost of providing transaction services.

Sales and Marketing. Sales and marketing expenses decreased to $4.2 million in the six months ended June 30, 2002, compared to $16.3 million in the six months ended June 30, 2001, a decrease of $12.1 million, or 74%. $8.8 million of this decrease was due primarily to our decision to sell more of our products and services through third parties and become less reliant upon a worldwide direct sales force. As a result, we significantly decreased our sales force and eliminated our field operations personnel. We also eliminated $2.0 million of costs relating to sponsorship fees, advertising and branding expenses. In addition, stock-based expenses recorded to sales and marketing expense, decreased from $1.4 million in the six months ended June 30, 2001, to $91 thousand in the six months ended June 30, 2002.

Research and Development. Research and development expenses decreased to $2.5 million in the first half of 2002, compared to $4.5 million in the first half of 2001, a decrease of $2.0 million, or 45%. This decrease was due primarily to decreased personnel and related costs as a result of our reduction in work force and the exit of the full service real estate business.

General and Administrative. General and administrative expenses decreased to $1.8 million in the six months ended June 30, 2002, compared to $11.6 million in the six months ended June 30,

2001, a decrease of $9.8 million or 85%. This decrease was due primarily to decreased bad debt expense ($3.2 million), a decrease in personnel and related costs ($2.8 million), reduced fees paid for professional services ($1.4 million) and our exit from the full service virtual tour real estate business ($0.4 million). In addition, stock-based expenses recorded to general and administrative expense, decreased from $2.0 million in the six months ended June 30, 2001, to zero in the six months ended June 30, 2002.

Goodwill Amortization. Goodwill amortization in 2001 was the result of goodwill associated with corporate acquisitions during 2000. Amortization of goodwill was $1.2 million in the six months ended June 30, 2001. We adopted FAS 142 as of January 1, 2002 and as a result we no longer amortize goodwill.

Extraordinary Gain. The extraordinary gain during the first six months of 2001 of $0.9 million resulted from the sale of assets used to provide residential real estate virtual tours that were related to the 2000 pooling of Interactive Pictures Corporation and bamboo.com. The sale transaction took place within a year of the 2000 pooling transaction.

Loss on Disposal of Assets. The loss during the first six months of 2001 on the disposal of assets of $1.8 million is primarily the result of the sale of assets used to provide residential real estate virtual tours that consisted of the remaining residential real estate assets that were unrelated to the 2000 pooling of Interactive Pictures Corporation and bamboo.com.

Restructuring and Impairment. During the first half of 2001, we recorded a restructuring charge of $9.1 million consisting of expenses associated with a reduction in our workforce, lease obligations for vacated office and other contractual obligations. In addition to the restructuring, we wrote down abandoned office equipment of $1.1 million to its net realizable value.
Included in the restructuring is $1.3 million related to a severance liability with our former Chief Executive Officer, James M. Phillips. At June 30, 2002 the unpaid liability is $0.5 million, which is to be paid in installments ending in September of 2003. As further consideration for Mr. Phillips' separation agreement, in 2001 we forgave a loan from the Company to Mr. Phillips and the related interest aggregating $2.2 million.

Interest Expense. Interest expense decreased to $31 thousand in the six months ended June 30, 2002, compared to $1.0 million in the six months ended June 30, 2001. In the first half of 2001, we recorded a non-cash interest expense of $0.8 million related to the accretion of the promissory note to its face value.

Interest Income. Interest income consists primarily of interest earned on cash and investments. Interest income decreased to $80 thousand in the six months ended June 30, 2002, compared to $174 thousand in the six months ended June 30, 2001. The decrease is primarily due to a lower cash and investment balances.

Other Income (Expense). Other income increased to $4 thousand in the six months ended June 30, 2002, compared to other expense of $387 thousand in the six months ended June 30, 2001. The expense in the quarter ended June 30, 2001 is primarily due to realized losses on investments sold during the period.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At June 30, 2002, we had $8.6 million of cash, restricted cash and short term investments.

                                                                   Summary Consolidated Statement of Cash Flows
                                                                   Three months ended         Six months ended
                                                                        June 30,                  June 30,
                                                                   ------------------        ------------------
                                                                     2001       2002           2001       2002
                                                                   -------    -------        -------    -------
In thousands                                                                      (unaudited)

Net cash used in operating activities.........................     $(9,123)   $  (754)      $(20,539)  $(3,874)
Net cash provided by (used in)investing activities............          32     (4,052)        14,423    (4,574)
Net cash provided by financing activities.....................       8,013      2,037          7,614     2,025
Effect of exchange rate changes on cash.......................         (20)        28         (1,200)      (21)
                                                                   -------    -------       --------   -------
Net increase (decrease) in cash and cash equivalents..........      (1,098)    (2,741)           298    (6,444)
Cash and cash equivalents, beginning of period................       6,718      7,400          5,322    11,103
                                                                   -------    -------       --------   -------
Cash and cash equivalents, end of period......................     $ 5,620    $ 4,659       $  5,620   $ 4,659
                                                                   =======    =======       ========   =======


Net cash used in operating activities was $3.9 million for the six months ended June 30, 2002 and $20.5 million for the six months ended June 30, 2001. Net cash used for operating activities in each of these periods is primarily a result of net losses. Our net loss for the six months ended June 30, 2002 and 2001 included non-cash charges for $1.5 million and $3.1 million, respectively, of depreciation and amortization and $0.1 million and $6.2 million, respectively, of non-cash stock based and other compensation. Our net losses for the six months ended June 30, 2002 and 2001 also included non-cash amortization of deferred revenues of $1.1 million and $0.5 million, respectively. Net of these non-cash amounts, our net losses reduced cash by $1.7 million in the six months ended June 30, 2002, an improvement from $27.9 million in cash used in the six months ended June 30, 2001.

Also included in net cash used in operating activities for the six months ended June 30, 2002, were the following:

- an increase in receivables due primarily to increased services to on-line auction clients ($0.6 million);
- a decrease in accounts payable primarily related to payments of year-end accruals from 2001 ($0.3 million); and
- a decrease in accrued expenses primarily related to payments of restructuring accruals from 2001 and payments of prior obligations under extended terms ($1.2 million).





Net cash used in operating activities was $0.8 million for the quarter ended June 30, 2002. Net cash used for operating activities in the quarter is primarily a result of the $0.7 million in net losses. Our net loss for the quarter ended June 30, 2002 included non-cash charges for $0.8 million of depreciation partially offset by non-cash deferred revenues of $0.5 million. Net of these non-cash amounts, our net losses reduced cash by $0.5 million in the quarter ended June 30, 2002, a sequential improvement from $1.3 million used in the quarter ended March 31, 2002.

Net cash provided by (used in) investment activities was ($4.6) million for the six months ended June 30, 2002 and $14.4 million for the six months ended June 30, 2001. Net cash provided by

(used in) investing activities in the first half of 2002 was primarily related to the acquisition of computer software and hardware and the purchase of short term investments. On July 24, 2002, we received $1.4 million in cash from a sale lease-back transaction of assets acquired in the first half of 2002. We do not currently expect any significant acquisitions of computer hardware and software throughout the remainder of 2002.

Net cash provided by financing activities was $2.0 million for the six months ended June 30, 2002 and $7.6 million for the six months ended June 30, 2001. The cash provided by financing activities in the first half of 2002 was primarily related to capital lease obligations. The net cash provided by financing activities for the first half of 2001 was due primarily to the proceeds from the convertible note, which was converted into preferred stock in the quarter ended September 30, 2001.

Management believes we have sufficient cash resources to meet our funding needs for at least the next twelve months. We finished the quarter ended June 30, 2002 with $8.6 million in cash, restricted cash and short term investments. Management's focus in 2002 is to reduce our cash requirements to manageable levels and focus our operations on profitability. Our operating expenses, however, are primarily based on anticipated revenue levels. Since a high percentage of those expenses are relatively fixed, a delay in revenue from licenses or transactions could cause significant variations in operating results from quarter to quarter, and we may continue to sustain losses as a result.

Our long term strategy remains unchanged. We will continue to make necessary capital investments as well as investments in research and development for all segments and will invest in the expansion of the online auction and classified businesses and in the development of new security and observation products and services during this economic downturn.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities'" ("SFAS 146"). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt SFAS 146 during the first quarter ending March 31, 2003. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

INFLATION

Inflation has not had a significant impact on our operations to date.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk sensitive instruments do not subject us to material market risk exposures.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed in "Risk Factors" of our annual report on Form 10-K filed with the SEC on March 29, 2002.

The words "believe", "may", "will", "should", "anticipate", "estimate", "expect", "intends", "objective" or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings

On October 28, 1998, Minds-Eye-View, Inc. ("Minds-Eye") and Mr. Ford Oxaal ("Oxaal") filed a lawsuit against us in the United States District Court for the Northern District of New York. Minds-Eye alleged in its lawsuit that we breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The court removed this action to arbitration upon our motion, and we cross-claimed alleging various affirmative claims, including trade secret theft. Minds-Eye and Oxaal filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. Although the lawsuit was dismissed, we proceeded with the arbitration in Knoxville, Tennessee. The arbitration was stayed pending resolution of the following lawsuit.

On May 20, 1999, Oxaal filed a lawsuit against us and certain of our customers in the same court alleging that our technology infringes upon a patent claim for 360 degree spherical visual technology held by him. Oxaal filed an additional complaint on December 5, 2000 in the United States District Court for the Northern District of New York, naming us as the sole defendant. The complaint states a single claim for relief, alleging infringement of U.S. Patent No. 6,157,385, which issued on December 5, 2000. This patent encompasses a method of seamlessly combining at least two images into a spherical image.

On June 11, 2002, we reached an out of court settlement with Oxaal and Minds-Eye. As a result of the settlement, each of the lawsuits and the arbitration proceeding described above were dismissed and mutual releases have been executed. Pursuant to the settlement agreement, neither party admitted liability or any wrong doing. We were granted a non-exclusive license under patents and pending patents conceived by Oxaal or in which Oxaal has an interest. The license rights inure to the benefit of our customers with respect to their purchases from us and also inure to the benefit of our business partners with respect to their business relations with us. We included the cost of the license in property and equipment on the accompanying balance sheet. We do not believe that the cost of the license in the current period or the future, will have a material effect on our financial condition, results of operations or cash flows.

During the quarter ending September 30, 2002, we expect to receive approximately $1,400 in cash from a previously disclosed favorable jury verdict against Infinite Pictures that found the defendants liable for infringement of our patents under the doctrine of equivalents and awarding us $1,000 in damages, plus interest and court costs. We will record these proceeds as a one-time gain in the quarter ending September 30, 2002. The defendants have filed for a writ of certiorari with the United States Supreme Court in an effort to reverse the lower court's findings in our favor. We believe the defendants' claims are without merit, and we intend to vigorously defend against these claims. We believe the ultimate resolution of the Supreme Court filings will not have a material impact on our financial condition, results of operations or cash flows.

We are subject to claims in the ordinary course of business. We believe the ultimate resolution of these matters will not have a material impact on our financial condition, results of operations or cash flows.

Please reference Legal Proceedings in our Annual Report on Form 10-K for the fiscal year ended December 31, 2001 for disclosures regarding a case undergoing discovery. If the plaintiffs in this case were to prevail in their action, our financial condition, results of operations and cash flows could be materially adversely affected.

Item 2.      Changes In Securities And Use Of Proceeds

                  None.

Item 3.       Defaults Upon Senior Securities

                  None.

Item 4.       Submission Of Matters To A Vote Of Security Holders

On May 30, 2002 we held the annual meeting of our stockholders to vote upon the following proposals. First, the stockholders voted to elect two directors to serve until the 2005 annual meeting of stockholders. Our common stockholders elected Michael D. Easterly to the Board of Directors by a vote of 5,120,983 for, 0 against, and 66,893 abstentions and broker non-votes. Thomas M. Garrott was elected to the Board of Directors by our Series B Preferred stockholders by a vote of 10,163,523, as-converted common shares for, 0 against and 0 abstentions and broker non-votes.

Laban P. Jackson, Andrew P. Seamons and Donald W. Strickland continue to serve as members of the board of directors until their terms expire at the annual meeting of stockholders in 2004. Gregory S. Daily and David M. Wilds continue to serve as members of the board of directors until their terms expire at the annual meeting of stockholders in 2003.

Second, the stockholders approved and adopted the amendment to the restated certificate of incorporation to reduce the number of shares of common stock that iPIX is authorized to issue from 150 million to 50 million by a vote of 15,301,858 as-converted common shares for, 42,299 against and 7,254 abstentions and broker non-votes.

Finally,  the stockholders  ratified the 2001 Equity Incentive Plan by a vote of
11,549,296   as-converted   common  shares  for,   336,756  against  and  25,426
abstentions and broker non-votes.

Item 5.        Other Information

                  None.

Item 6.        Exhibits And Reports On Form 8-K

                  a)  Exhibits

                    Exhibit 10.1 Purchase Agreement No. 3 between the Company
                                 and eBay Inc. dated May 31, 2002

                    Exhibit 99.1 Certification  pursuant to 18 U.S.C.  Section
                                 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    Exhibit 99.2 Certification  pursuant to 18 U.S.C.  Section
                                 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  b)  Reports On Form 8-K

                     None.

                          INTERNET PICTURES CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 13, 2002               INTERNET PICTURES CORPORATION
                                            (Registrant)


                                        /s/ Paul Farmer
                                            ---------------------------
                                            Paul Farmer
                                            Authorized Officer
                                            Chief Financial Officer and
                                            Chief Accounting Officer

                          INTERNET PICTURES CORPORATION

                         INDEX TO EXHIBITS FOR FORM 10-Q

                         FOR QUARTER ENDED JUNE 30, 2002



                    EXHIBIT NO.            EXHIBIT DESCRIPTION

                    Exhibit 10.1 Purchase  Agreement No. 3 between the Company and eBay Inc. dated May 31, 2002

                    Exhibit 99.1 Certification  pursuant to 18 U.S.C.  Section
                                 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    Exhibit 99.2 Certification  pursuant to 18 U.S.C.  Section
                                 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

EXHIBIT 10.1

                      PURCHASE AGREEMENT No. 3 - Leaseback


         THIS AGREEMENT dated as of May 31, 2002 by and between INTERNET PICTURES CORPORATION, a Delaware corporation, having its principal place of business at 1009 Commerce Park Drive, Oak Ridge, Tennessee 37830, hereinafter called SELLER and EBAY INC. a Delaware corporation, having its principal place of business at 2145 Hamilton Avenue, San Jose, California, 95125, hereinafter called BUYER.

         All capitalized terms used in this Agreement shall have the meanings ascribed to them in the Visual Content Services Agreement, effective as of September 7, 2001, Amendment No. 1 to the Visual Content Services Agreement, effective January 1, 2001, and Amendment No. 2 to the Visual Content Services Agreement, effective as of the date hereof, in each case by and between the SELLER and BUYER (collectively, the "VCSA Agreement").

         WITNESSETH, that in consideration of the mutual undertaking herein contained, the parties agree as follows:

1.       SALE.

         SELLER agrees to sell and BUYER agrees to purchase from SELLER the equipment listed on Schedule A-1 attached hereto and incorporated by reference herein together with all additions, attachments, parts or accessories incorporated or attached therein or associated therewith (referred to as the "Equipment") in accordance with the terms and conditions specified herein.

2.       PURCHASE PRICE.

         BUYER shall purchase the Equipment for an amount equivalent to Two Million, Four Hundred Ninety-four Thousand, One Hundred Twenty-Eight Dollars and Twenty Cents ($2,494,128.20). SELLER shall provide BUYER with all of the purchase documentation associated with SELLER's purchase of the Equipment from the vendor(s) (the "Equipment Vendor(s)"), including but not limited to the purchase documentation, invoices, and bill of sale provided to SELLER. If SELLER has not yet paid the Equipment Vendor(s) from whom SELLER is purchasing the Equipment, BUYER shall pay said Purchase Price directly to the Equipment Vendor(s), unless otherwise agreed.

3.       DELIVERY.

         SELLER shall deliver and BUYER shall accept delivery of the Equipment on the Closing Date at a location designated by BUYER prior to or on the Closing Date. Irrespective of any other provision hereof, SELLER shall bear all risk of damage from fire, the elements or otherwise until the full payment of the purchase price is paid.

4.       CLOSING DATE.

         The Closing shall take place on May 31, 2002.

5.       LEASEBACK.

         This Agreement is contingent upon SELLER leasing the Equipment from BUYER pursuant to Lease Schedule No. 3 to the Master Lease Agreement dated as of the date hereof between SELLER, as Lessee, and BUYER, as Lessor (collectively, the "Lease").

         SELLER represents and warrants to BUYER that the Equipment has been installed, tested, inspected and accepted by SELLER from the Equipment Vendor(s) and that the Equipment is in good working order.


6.       MAINTENANCE/WARRANTIES.

         (a) SELLER warrants that either (i) the Equipment is under "new" equipment warranty from the manufacturer or (ii) the Equipment has been continuously under a maintenance contract and will be eligible for the manufacturer's maintenance agreement as of the Closing Date and all Equipment is at current manufacturer release, revision and/or engineering change levels.

         (b) SELLER shall and hereby does assign to BUYER the benefit of all rights applicable to the Equipment in connection with warranties, servicing, training, patent and copyright indemnities and the like, including the right to use and possess licensed products associated with the Equipment provided by the manufacturer or Equipment Vendor(s).


7.       SELLER REPRESENTATIONS.

(a) SELLER is a corporation duly existing and in good standing under the laws of the state of its incorporation and qualified and licensed to do business in, and is in good standing in, any state in which the conduct of its business or its ownership of property requires that it be so qualified.

(b) SELLER is duly authorized to execute, deliver and perform its obligations under this Agreement and all corporate actions required on its part for the due execution, delivery and performance of the transaction contemplated herein have been duly and effectively taken.

(c) SELLER's execution, delivery, and performance of its obligations under this Agreement are not in conflict with nor constitute a breach of any provision contained in SELLER's Certificate of Incorporation or Bylaws, nor will they constitute an event of default under any agreement to which SELLER is a party or by which SELLER is bound.

(d) Each item of Equipment is owned by SELLER free and clear of any liens and encumbrances of any kind or description. Upon purchase of the Equipment hereunder, BUYER will acquire good and marketable title in and to the Equipment. Each item of Equipment (i) is currently located in the State of California and
(ii) has at all times been located in the State of California during SELLER's ownership of the Equipment. The Equipment purchased hereunder is intended to be used solely to provide the Services. The SELLER has paid in full the Equipment Vendor(s) from whom SELLER purchased the Equipment. At the time of SELLER's purchase of the Equipment, SELLER paid in full all California sales or use taxes, as applicable, associated with the Equipment.

         (e) Each item of Equipment is in good condition and repair (ordinary wear and tear excepted) and is adequate and appropriate for the uses to which it is currently being put by SELLER.

All representations and warranties herein shall survive the execution of this Agreement and the purchase of the Equipment.


8.       TITLE.

         Title shall pass from SELLER to BUYER on the date BUYER tenders payment of the purchase price. SELLER shall provide BUYER with a Bill of Sale in the form of Schedule B attached hereto and incorporated by reference herein upon payment of the full Purchase Price to evidence passage of title to the Equipment from SELLER to BUYER free and clear of all claims, liens and encumbrances.

9.       TAXES AND TAX BENEFITS.

         SELLER hereby indemnifies and holds BUYER harmless for any sales or other tax arising from the transaction between the Equipment Vendor and SELLER. BUYER hereby agrees that with respect to Equipment, SELLER shall be entitled to all the tax benefits that are afforded to an owner of equipment under the Internal Revenue Code of 1986 (the "Code").


10.      NOTICES.

         Any notice provided for herein shall be in writing and sent by registered or certified mail, postage prepaid, addressed to the party for which it is intended at the address set forth in the first paragraph of this Agreement or to such other address as either party shall from time to time indicate in writing, and said notice shall be effective upon receipt or three days from the date of mailing, whichever occurs first.

11.      COVENANTS.

(a) Upon request by BUYER, SELLER shall assist BUYER in obtaining all licenses necessary or useful to operate the Services (including but not limited to executing any consents and/or assignments to transfer and/or effectuate such license(s) to BUYER for no additional incremental fees.

(b) BUYER covenants that it shall pay any applicable California sales taxes arising from the sale of the Equipment to BUYER pursuant to this Agreement.

12.      MISCELLANEOUS.

         (a) This constitutes the entire Agreement between SELLER and BUYER solely with respect to the purchase and sale of the Equipment and no representation or statement not contained herein shall be binding upon SELLER or BUYER as a warranty or otherwise, unless in writing and executed by the party to be bound thereby.

         (b) This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns.

         (c) This Agreement shall be governed by and construed in accordance with the laws of the State of California, including all matters of construction, validity, performance and enforcement. Any disputes arising under this Agreement may be brought in the state courts and the federal courts located in San Jose, California, and the parties hereby consent to the personal jurisdiction and venue of these courts.

         (d) This Agreement is subject to acceptance by BUYER at its offices in San Jose, California, and shall only become effective on the date thereof.

         (e) This Agreement may be executed in multiple counterparts, each of which shall be deemed to be an original and of equal force and effect.

         (f) SELLER agrees to and shall indemnify and hold BUYER harmless from and against all claims, liens, costs, loss, expenses or damages arising out of the breach by SELLER of its obligations or out of any misrepresentation by SELLER, hereunder.

         (g) THE PARTIES HERETO EACH HEREBY WAIVE TO THE FULLEST EXTENT PERMITTED BY LAW ANY RIGHT TO A TRIAL BY JURY IN ANY ACTION OR PROCEEDING ARISING UNDER OR IN CONNECTION WITH THIS AGREEMENT.

                                   [Remainder of page intentionally left blank.]

         IN WITNESS WHEREOF, the parties have caused this Agreement to be executed and do each hereby warrant and represent that its respective signatory whose signature appears below has been and is on the date of this Agreement duly authorized by all necessary and appropriate corporate action to execute this Agreement.

INTERNET PICTURES CORPORATION                                 EBAY INC.,
as Seller                                                     as Buyer



By:      /s/ Paul Farmer                              By:      /s/Thomas Keevan
   ----------------------------                          -----------------------

Title:   Chief Financial Officer                      Title:   Vice President
      --------------------------                            --------------------

Date:    May 31, 2002                                 Date:    May 31, 2002
     ---------------------------                           ---------------------

EXHIBIT 99.1
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Internet Pictures Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Strickland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

  /s/ Donald Strickland
  ---------------------
  Donald Strickland
  Chief Executive Officer
  August 13, 2002

EXHIBIT 99.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Internet Pictures Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Farmer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

  /s/ Paul Farmer
  ---------------
  Paul Farmer
  Chief Financial Officer
  August 13, 2002