Form 10-Q
period 2002-09-30
INTERNET PICTURES CORP
filed 2002-11-14
CIK 1088022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002          Commission File No. 000-26363

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

6,798,418 shares of $0.001 par value common stock outstanding as of October 15, 2002

                          INTERNET PICTURES CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002
                                      INDEX

PART I--FINANCIAL INFORMATION..................................................3

 Item 1.      Condensed Consolidated Financial Statements......................3

 Item 2.      Management's Discussion and Analysis of
              Financial Condition and  Results of Operations..................15

 Item 3.      Quantitative and Qualitative Disclosures About Market Risk......26

 Item 4.      Controls and Procedures.........................................26

PART II -- OTHER INFORMATION..................................................27

 Item 1.      Legal Proceedings...............................................27

 Item 2.      Changes In Securities And Use Of Proceeds.......................28

 Item 3.      Defaults Upon Senior Securities.................................28

 Item 4.      Submission Of Matters To A Vote Of Security Holders.............28

 Item 5.      Other Information...............................................28

 Item 6.      Exhibits And Reports On Form 8-K................................28


Signatures....................................................................28

Section 302 Certifications....................................................29

Exhibit Index.................................................................31



PART I--FINANCIAL INFORMATION

Item 1.      Condensed Consolidated Financial Statements

                          INTERNET PICTURES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                                    December 31,  September 30,
                                                                                         2001         2002
                                                                                    -----------   ------------
                                                                                        (1)       (unaudited)
(In thousands, except share and per share amounts)
ASSETS
Cash and cash equivalents.......................................................     $    11,103    $   6,350
Restricted cash and short term investments......................................           2,298        3,263
Accounts receivable, net .......................................................             921        1,990
Inventory, net .................................................................             219          124
Prepaid expenses and other current assets ......................................             881        1,050
                                                                                     -----------   -----------
       Total current assets ....................................................          15,422       12,777

Property and equipment, net ....................................................           4,614        5,311
Other long term assets .........................................................              --          110
Goodwill .......................................................................           3,042        3,042
                                                                                     -----------   -----------
       Total assets ............................................................     $    23,078    $  21,240
                                                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Accounts payable ...............................................................     $     1,500    $   1,137
Accrued liabilities ............................................................           7,557        6,867
Deferred revenue ...............................................................           1,592           34
Current portion of obligations under capital leases ............................           1,267        2,898
                                                                                     -----------   -----------
       Total current liabilities ...............................................          11,916       10,936
                                                                                     -----------   -----------


Obligations under capital leases, net of current portion .......................           1,277        1,966
                                                                                     -----------   -----------
Other long term liabilities.....................................................           1,115          504
                                                                                     -----------   -----------
STOCKHOLDERS' EQUITY:
Preferred stock, $0.001 par value: .............................................               1            1
   Authorized:  5,001,100 at December 31, 2001 and September 30, 2002
   (unaudited)
   Issued and outstanding: 1,115,080 at December 31, 2001 and
    September 30, 2002 (unaudited)
Class B common stock, $0.0001 par value: .......................................              --           --
   Authorized:  742,154 at December 31, 2001 and September 30, 2002 (unaudited)
   Issued and outstanding:  179,480 at December 31, 2001 and
    September 30, 2002 (unaudited)
Common stock, $0.001 par value: ................................................              66           66
   Authorized:  150,000,000 at December 31, 2001 and 50,000,000 at September 30,
    2002 (unaudited)
   Issued and outstanding:  6,568,337 at December 31, 2001 and
    6,618,938 at September 30, 2002 (unaudited)
Additional paid-in capital .....................................................         513,467      513,922
Note receivable from stockholder ...............................................            (179)          --
Unearned stock-based compensation ..............................................            (142)         (51)
Accumulated deficit ............................................................        (503,974)    (505,602)
Accumulated other comprehensive loss............................................            (469)        (502)
                                                                                     -----------   -----------
       Total stockholders' equity...............................................           8,770        7,834
                                                                                     -----------   -----------
       Total liabilities and stockholders' equity...............................     $    23,078   $   21,240
                                                                                     ===========   ===========

    (1) The December 31, 2001 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.





                          INTERNET PICTURES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                               Three months ended    Nine months ended
                                                                 September 30,          September 30,
                                                               ------------------     ----------------
(In thousands, except per share data)                            2001       2002        2001     2002
                                                               -------    -------     -------  -------
                                                                   (unaudited)           (unaudited)
Revenues:
Transaction services.......................................     $3,891     $4,242      $9,543  $11,619
Immersive solutions........................................      2,206      1,753       6,969    4,931
Full service real estate tours.............................        479         --       7,550       --
                                                              --------    -------    --------  -------
Total revenues.............................................      6,576      5,995      24,062   16,550
                                                              --------    -------    --------  -------
Cost of revenues:
Transaction services.......................................      1,396      1,738       4,544    5,238
Immersive solutions........................................        931        561       2,597    1,372
Full service real estate tours.............................         64         --       3,521       --
                                                              --------    -------    --------  -------
Total cost of revenues.....................................      2,391      2,299      10,662    6,610
                                                              --------    -------    --------  -------

Gross profit...............................................      4,185      3,696      13,400    9,940
                                                              --------    -------    --------  -------
Operating expenses:
Sales and marketing........................................      3,028      1,881      19,312    6,074
Research and development...................................      1,843      1,175       6,370    3,686
General and administrative.................................      2,310        621      13,942    2,418
Goodwill amortization......................................        609         --       1,825       --
Restructuring and impairment...............................      1,462        687      11,655      687
Loss (gain) on disposal of assets..........................       (114)        --       1,655       --
                                                              --------    -------    --------  -------
Total operating expenses...................................      9,138      4,364      54,759   12,865
                                                              --------    -------    --------  -------

Loss from operations.......................................     (4,953)      (668)    (41,359)  (2,925)

Other income(expense):
Interest expense...........................................     (9,637)       (81)    (10,642)    (112)
Interest income............................................         38        339         212      419
Patent infringement award..................................         --      1,000          --    1,000
Other, net.................................................          6        (14)       (381)     (10)
                                                              --------    -------    --------  -------
Income (loss) before extraordinary gain....................    (14,546)       576     (52,170)  (1,628)

Extraordinary gain.........................................         --         --         901       --
                                                              --------    -------    --------  -------
Net income(loss)...........................................   $(14,546)   $   576    $(51,269) $(1,628)
                                                              ========    =======    ========  =======

Basic net income(loss) per common share:
Income(loss)before extraordinary gain......................   $  (2.19)   $  0.08    $  (8.11) $ (0.24)
Extraordinary gain.........................................         --         --        0.14       --
                                                              --------    -------    --------  -------
Basic net income (loss) per common share...................   $  (2.19)   $  0.08    $  (7.97) $ (0.24)
                                                              ========    =======    ========  =======
Diluted net income(loss) per common share:
Income(loss)before extraordinary gain......................   $  (2.19)   $  0.03    $  (8.11) $ (0.24)
Extraordinary gain.........................................         --         --        0.14       --
                                                              --------    -------    --------  -------
Diluted net income (loss) per common share.................   $  (2.19)   $  0.03    $  (7.97) $ (0.24)
                                                              ========    =======    ========  =======


See accompanying notes to the unaudited condensed consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                Nine months ended
                                                                                  September 30,
                                                                              --------------------
                                                                                2001        2002
                                                                              --------    --------
(In thousands)                                                                    (unaudited)
Cash flows from operating activities:
Net loss..................................................................    $(51,269)  $(1,628)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation and amortization.............................................       4,082     2,469
Provision for doubtful accounts receivable................................       3,513      (269)
Loss on disposal of assets................................................       1,655        --
Interest charge for amortization of discount on convertible debt..........      10,000        --
Non-cash compensation expense.............................................       6,639       120
Impairment loss...........................................................       1,122        --
Extraordinary gain........................................................        (901)       --
Changes in operating assets and liabilities:
   Accounts receivable....................................................         358      (800)
   Inventory..............................................................         771        95
   Prepaid expenses and other current assets..............................       1,830      (169)
   Other long term assets.................................................       1,199      (110)
   Accounts payable.......................................................          27      (363)
   Accrued expenses.......................................................      (2,520)     (555)
   Deferred revenue.......................................................         331    (1,558)
                                                                               --------   -------
      Net cash used in operating activities...............................     (23,163)   (2,768)
                                                                               --------   -------
Cash flows from investing activities:
Purchases of property and equipment.......................................        (631)   (3,258)
Purchase of short term investments........................................          --    (1,400)
Proceeds from sale of assets..............................................      11,165        --
Maturities of securities available-for-sale...............................       6,000        --
                                                                               --------   -------
      Net cash provided by (used in) investing activities.................      16,534    (4,658)
                                                                               --------   -------
Cash flow from financing activities:
Proceeds from sale/leaseback..............................................          --     3,870
Repayments of capital lease obligations and notes payable.................      (2,552)   (1,458)
Net proceeds from convertible promissory note and warrants................      20,974        --
Proceeds from issuance of common stock....................................          25       115
Distribution to stockholders..............................................        (839)       --
Proceeds from notes receivable from stockholders..........................          --       179
                                                                               --------   -------
      Net cash provided by financing activities...........................      17,608     2,706
                                                                               --------   -------
Effect of exchange rate changes on cash...................................        (981)      (33)
                                                                               --------   -------
Net increase (decrease) in cash and cash equivalents......................       9,998    (4,753)
Cash and cash equivalents, beginning of period............................       5,322    11,103
                                                                               --------   -------
Cash and cash equivalents, end of period..................................    $ 15,320   $ 6,350
                                                                               ========   =======



No income tax payments were made in either period presented. Interest paid for the nine months ending September 30, 2001 and 2002 was $229 and $112, respectively.

See accompanying notes to the unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements include the accounts of Internet Pictures Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada), Inc. and PW Technology, Inc. The consolidation of these entities will collectively be referred to as the Company or iPIX. All significant intercompany balances and transactions have been eliminated. We have prepared these financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our audited financial statements as of and for the year ended December 31, 2001. The information furnished reflects all adjustments which management believes are necessary for a fair presentation of our financial position as of September 30, 2002 and the results of our operations and our cash flows for the three and nine month periods ended September 30, 2001 and 2002. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2001 and 2002 are not necessarily indicative of the results to be expected for the respective full years.

2.  RECLASSIFICATIONS

Certain amounts reported in the previous period have been reclassified to conform to the current period presentation. The reclassifications did not affect the previously reported total revenue, operating loss, net income (loss), total current assets, total assets or stockholders' equity.

3.  CASH EQUIVALENTS, RESTRICTED CASH AND SHORT TERM INVESTMENTS

We consider all highly liquid debt instruments with a remaining maturity at date of purchase of three months or less to be cash equivalents. Restricted cash consists primarily of deposits related to certain liabilities. All other liquid investments are classified as either short term or long term investments. We determine the appropriate classification of investment securities at the time of purchase and reevaluate such designation as of each balance sheet date. At September 30, 2002, we had $1,400 of investments with a remaining maturity of three to twelve months that have been provided as collateral for certain capital lease obligations and, accordingly, classified as restricted short term investments.

4.  INCOME TAX PROVISION

At December 31, 2001, the Company has approximately $223,445 and $99,000 of federal and state, respectively, net operating loss carryforwards, which it may use to offset future taxable income. The net operating loss carryforwards, if not utilized, will begin to expire in 2009. As a result of the utilization of our carryforwards and that we expect a net loss for the year ending 2002, we did not record an income tax provision for the net income reported during the quarter ended September 30, 2002.

5.  INCOME (LOSS) PER SHARE

We compute net income (loss) per share in accordance with FAS 128, "Earnings Per Share." Under the provisions of FAS 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock. Under the provisions of FAS 128, diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock, plus potential common stock outstanding during the period. The calculation of basic and diluted net loss per share excludes potential common shares if the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the conversion or exercise of potentially dilutive convertible preferred stock, stock options and warrants. Stock options and warrants with exercise prices above the average common stock closing price during the period are not considered to be potentially dilutive in the calculation of income (loss) per share.

The following  table sets forth the  computation of basic and diluted net income
(loss) per share for the periods indicated:

(In thousands, except per share data)

                                                    Three months ended   Nine months ended
                                                     September  30,          September 30,
                                                  --------------------  ------------------
                                                    2001         2002     2001      2002
                                                   ------       ------   ------    ------
                                                                 (unaudited)
NUMERATOR:
Income (loss) before extraordinary gain         $(14,546)     $   576  $(52,170)  $(1,628)

DENOMINATOR:
Weighted average shares outstanding - Basic        6,641        6,798     6,430     6,789
Weighted average potential common shares              --       10,267        --        --
                                                 --------     --------  --------- -------

Total used in calculation of EPS - Diluted         6,641       17,065     6,430     6,789


INCOME (LOSS) PER SHARE BEFORE
EXTRAORDINARY GAIN:
Basic                                            $ (2.19)     $  0.08  $  (8.11)  $ (0.24)
Diluted                                          $ (2.19)     $  0.03  $  (8.11)  $ (0.24)


The following table sets forth common stock equivalents that are not included in the diluted net loss per share calculation above because to do so would be antidilutive as of September 30, 2002:

(In thousands)

                                                  Three months ended            Nine months ended
                                                     September 30,                September 30,
                                                 --------------------          --------------------
                                                  2001          2002            2001          2002
                                                 ------        ------          ------        ------
                                                                    (unaudited)
Stock options                                    3,444         3,550            3,444         3,565
Convertible preferred stock                     10,267            --           10,267        10,267
Warrants                                         2,472         2,472            2,472         2,472

Under FAS 142, effective January 1, 2002, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. In accordance with FAS 142, the results for the prior year periods have not been restated. A reconciliation of reported net income (loss) and net income
(loss) per common share as if FAS 142 had been in effect for 2001 is presented as follows:


                                                       Three months ended            Nine months ended
                                                          September 30,                September 30,
                                                      --------------------          --------------------
In thousands, except per share                         2001          2002            2001          2002
                                                      ------        ------          ------        ------
                                                                         (unaudited)
Net income (loss) before extraordinary gain           $(14,546)       $  576         $(52,170)     $ (1,628)
   Extraordinary gain                                        -             -              901             -
                                                      --------        ------         --------      --------
Net income (loss)                                     (14,546)          576          (51,269)       (1,628)
  Goodwill amortization                                   609             -             1,825             -
                                                      --------        ------         --------      --------

Adjusted net income (loss)                            $(13,937)       $  576         $(49,444)     $ (1,628)
                                                      ========        ======         ========      ========

Basic net income (loss) per common share:
   Net income (loss) before extraordinary gain        $ (2.19)        $ 0.08         $  (8.11)     $  (0.24)
   Extraordinary gain                                       -              -             0.14             -
                                                      --------        ------         --------      --------
Net income (loss)                                       (2.19)          0.08            (7.97)        (0.24)
   Goodwill amortization                                 0.09              -             0.28             -
                                                      --------        ------         --------      --------

Adjusted basic net income (loss) per common share     $ (2.10)        $ 0.08         $  (7.69)     $ (0.24)
                                                      ========        ======         =========     ========


Diluted loss per common share and adjusted diluted loss per common share for the quarter ended September 30, 2001 and both nine month periods above are the same as the basic loss per common share and adjusted basic loss per common share, respectively. For the quarter ended September 30, 2002, the diluted earnings per share was $0.03.

6.   CAPITAL STOCK
Common Stock

On August 22, 2001 our shareholders approved a one-for-ten reverse stock split of all of our outstanding $0.001 par value common stock and our $0.0001 par value Class B common stock. No fractional shares of common stock were issued in connection with the reverse stock split, and cash was issued in lieu of any fractional shares. The reverse stock split was effective as of the close of market on August 22, 2001, and our common stock began trading on a reverse split basis on August 23, 2001. All share and per share data is presented to give effect to the retroactive application of the reverse stock split. In May 2002, our stockholders approved and adopted an amendment to the restated certificate of incorporation decreasing the authorized number of shares of common stock from 150,000 to 50,000.

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

7.  RESTRUCTURING AND IMPAIRMENT

During the first quarter of 2001, we recorded a restructuring charge of $1,878 consisting of expenses associated with a reduction in our workforce, lease obligations for vacated offices and a $1,122 write down of abandoned office equipment to its net realizable value.

During the second quarter of 2001, we recorded a restructuring charge of $7,193 consisting of expenses associated with a reduction in our workforce, lease obligations for vacated offices and a write down of abandoned office equipment to its net realizable value. Included in the second quarter 2001 restructuring is $1,300 related to a severance liability for our former Chief Executive Officer, James M. Phillips. At September 30, 2002, the unpaid liability is $500, which is to be paid in installments ending in September of 2003. As further consideration for Mr. Phillips' separation agreement, we forgave a loan from the Company to Mr. Phillips and the related interest aggregating $2,193, which is also included in the second quarter of 2001 restructuring expense.

Included in the third quarter 2001 restructuring expense is $1,462 related to the write off of the unamortized portion of our directors' and officers' insurance policy. We were required to obtain a new policy due to the change in control of the Company related to the closing of Tranche B of our capital raising transaction.

During the third quarter of 2002, we recorded a restructuring charge of $0.7 million consisting of expenses associated primarily with a negotiated buy-out of certain lease obligations for previously vacated offices. In November 2002, we paid approximately $1.3 million related to the buy-out and we have remaining approximately $1.0 million in these restructuring accruals, primarily associated with re-negotiated lease obligations and long term severance agreements.

8.  DISPOSAL OF ASSETS

A subsidiary of Homestore.com purchased certain assets from us pursuant to the terms of an acquisition agreement dated January 12, 2001. Under the terms of the acquisition agreement, the subsidiary of Homestore.com purchased certain computers, furniture, fixtures and equipment and certain sales contracts with residential real estate brokers and agents. We used these assets in our operations providing virtual tours of residential real estate properties. As part of the acquisition, Homestore.com's subsidiary hired certain sales force and customer service personnel. The purchase price for these assets was $12,000 in cash, of which $155 was paid directly to a lessor for certain capital lease obligations, $7,454 was deposited into control accounts for deferred revenue obligations and the remainder, $4,391, was paid to us. We also granted
Homestore.com's subsidiary an exclusive domestic license of certain of our virtual tour technology for the residential real estate market. In the first quarter of 2001, we recorded an extraordinary gain of $901 from the cash received from the January 12, 2001 agreement, resulting in the disposal of assets used to provide tours of residential real estate properties that were related to the 2000 pooling of Interactive Pictures Corporation and bamboo.com.

The $1,655 loss on the 2001 sale of the remaining residential real estate related assets that were unrelated to the pooling of Interactive Pictures Corporation and bamboo.com was included in loss on the disposal of assets in the accompanying statement of operations.

9.   STOCK-BASED COMPENSATION

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

The following presents, for the periods indicated, the charges that have been included in the following captions:

                                     Three months ended    Nine months ended
                                        September 30,        September 30,
                                     ------------------    ------------------
(In thousands)                         2001      2002        2001       2002
                                     -------    -------    -------    -------
                                                    (unaudited)
Cost of revenues                      $  (9)     $ --     $    95      $  --
Sales and marketing                     194        29       1,552        120
Research and development                110        --         650         --
General and administrative              114        --       2,149         --
                                     --------   --------  --------    -------
                                      $ 409      $ 29     $ 4,446      $ 120
                                     ========   ========  ========    =======

10.  COMMITMENTS AND CONTINGENCIES

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

On June 11, 2002, we reached an out of court settlement with Oxaal and Minds-Eye. As a result of the settlement, each of the lawsuits and the arbitration proceeding described above were dismissed and mutual releases have been executed. Pursuant to the settlement agreement, neither party admitted liability or any wrongdoing. We were granted a non-exclusive perpetual license under patents and pending patents conceived by Oxaal or in which Oxaal has an interest. The license rights inure to the benefit of our customers with respect to their purchases from us and also inure to the benefit of our business partners with respect to their business relations with us. We included the one-time cash payment for the cost of the license in property and equipment on the accompanying balance sheet. We do not believe that the cost of the license or the non-cash amortization of the license, had or will have a material effect on our financial condition, results of operations or cash flows.

During the quarter ending September 30, 2002, we received approximately $1,400 in cash from a previously disclosed favorable jury verdict against Infinite Pictures that found the defendants liable for infringement of our patents under the doctrine of equivalents and awarding us $1,000 in damages, plus approximately $400 in interest and court costs. The defendants filed for a writ of certiorari with the United States Supreme Court in an effort to reverse the lower court's findings in our favor. The Supreme Court refused to grant the writ, which exhausts the legal remedies for disputing the award. Accordingly, we recorded the $1,000 in damages as other income, along with the $400 in interest and court costs, in the quarter ended September 30, 2002.

We are subject to claims in the ordinary course of business. We believe the ultimate resolution of these matters will not have a material impact on our financial condition, results of operations or cash flows. Please reference Legal Proceedings in our Annual Report for the fiscal year ended December 31, 2001 on Form 10-K for disclosures regarding a case undergoing discovery.

11.  SEGMENTS

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

Information about the reported segments is as follows:

(In thousands)
                                    Three months ended      Nine months ended
                                       September 30,           September 30,
                                    ------------------      ----------------
                                     2001       2002          2001      2002
                                   -------    -------       -------   ------

(unaudited)
Revenues:
 Transaction services               $ 3,891    $ 4,242       $ 9,543  $11,619
 Immersive solutions                  2,206      1,753         6,969    4,931
 Full service real estate               479         --         7,550       --
                                    -------    -------       -------  -------
 Total                              $ 6,576    $ 5,995       $24,062  $16,550
                                    =======    =======       =======  =======

Cost of revenues:
 Transaction services               $ 1,396    $ 1,738       $ 4,544  $ 5,238
 Immersive solutions                    931        561         2,597    1,372
 Full service real estate                64         --         3,521       --
                                    -------    -------       -------  -------
 Total                              $ 2,391    $ 2,299       $10,662  $ 6,610
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


12.  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets"(FAS 142), effective January 1, 2002. Under FAS 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. Under the transitional requirements, we completed an impairment test and no impairment loss resulted. See Note 5.

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

In February 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which is effective for financial statements beginning after December 31, 2001. EITF 00-14 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. We adopted EITF 00-14 in the quarter ended March 31, 2002. The adoption of EITF 00-14 did not have a material effect on our reported results of operations, financial position or cash flows.

In June 2002, the FASB issued FAS 146, "Accounting for Exit or Disposal Activities'" ("FAS 146"). FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt FAS 146 during the first quarter ending March 31, 2003. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to the adoption of FAS 146. The effect on adoption of FAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

13.    CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk consist of cash and cash equivalents, restricted cash, short term investments and accounts receivable. Cash and cash equivalents, restricted cash and short term investments are deposited with high quality financial institutions. Our accounts receivable are derived from revenue earned from clients located in the U.S. and abroad. We perform ongoing credit evaluations of our clients' financial condition and we do not require collateral from our clients.

The following table summarizes the revenue from customers in excess of 10% of total revenues:

                       Three months ended         Nine months ended
                         September 30,                September 30,
                       ------------------         -----------------
                         2001     2002             2001     2002
                         ----     ----             ----     ----
Customer A                46%      16%              29%      20%
Customer B                27%      57%              17%      54%

At September 30, 2002, Customer A holds a warrant for 16 shares of our common stock. At September 30, 2002, Customer B represents 53% of accounts receivable and holds 100 shares of our Series B Preferred Stock and a warrant for 60 shares of our common stock. All amounts due from Customer B as of September 30, 2002, were collected during October 2002. Our principal agreements with Customer A and Customer B, expire on March 31, 2003 and September 30, 2003, respectively. These agreements are subject to extension, amendment and re-negotiation from time to time.

14.  CONVERTIBLE PROMISSORY NOTE AND WARRANTS

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

The warrants were issued in conjunction with the convertible promissory note, and accordingly, based on APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants," and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features," the entire proceeds from the convertible promissory note, $10,000, were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. During the second quarter of 2001, we recorded $805 as interest expense related to the accretion of the convertible promissory note to its face value over the fifteen month period of the Note. During the third quarter of 2001, the $10,000 Note and the Tranche B warrants were converted to preferred stock and, accordingly, we recorded $9,195 as interest expense related to the accretion of the convertible promissory note to its face value.

At September 30, 2002, there are two Tranche A warrants ("Warrant 1" and "Warrant 2"), issued to Paradigm Capital Partners and Memphis Angels, LLC, which are outstanding. Warrant 1 entitles the holder to purchase 150 shares of Series B Preferred Stock at $20 per share and is exercisable at any time before the expiration date of May 14, 2006. Warrant 2 entitles the holder to purchase 100 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006.

15.  iPIX INTERNATIONAL

In the third quarter of 2002, we entered into license, distribution and trademark agreements with Soroof International, a Saudi Arabia-based corporation ("Soroof"). Under the agreements, Soroof will be the exclusive distributor for iPIX immersive still products, including the iPIX GPS Mapping System, outside of North America and Asia through its newly established entity, iPIX International ("iPIX-I"). The agreement, effective July 1, 2002, expires December 31, 2007, unless renewed. iPIX-I has an exclusive license to develop integrated solutions for markets including real estate, travel and tourism and other markets in which online marketing is critical. We will also provide certain hosting services during the term of the agreements. Soroof has committed to certain minimum quarterly royalties during the term of the agreement. Should these minimum royalties not be met, we have the right to terminate our agreements with Soroof.

iPIX has a minority equity interest in iPIX-I, however, iPIX does not have the ability to exercise significant influence over iPIX-I operations. We account for our investment in iPIX-I on the cost basis. We did not make any capital contributions to iPIX-I and we have no commitments to fund iPIX-I. We do have the right, however, but not the obligation, to purchase iPIX-I from Soroof after December 31, 2005 for consideration as defined in the agreement. During the quarter ended September 30, 2002, we recognized $365 of revenue under these agreements.

16.  PURCHASE AGREEMENT-LEASEBACK

On September 26, 2001 and May 31, 2002, we sold certain assets totaling $2,474 and $2,494, respectively, to a stockholder and agreed to leaseback those assets over a three-year period. The net book value and the fair value of the assets equaled the sale price, resulting in no gain or loss on the sale of the assets. In order to sell the assets to the stockholder during the third quarter 2001, we paid off the remaining payments under an existing capital lease of the assets from a third party. During the quarter ended September 30, 2002, we sold certain assets totaling $1,376 to an unaffiliated leasing company and agreed to leaseback those assets over a thirty-month period. The net book value and the fair value of the assets equaled the sale price, resulting in no gain or loss on the sale of the assets.


The future aggregate lease payments are approximately $1,200 in the quarter ended December 31, 2002, $2,500 in 2003, $1,400 in 2004 and $100 in 2005. The
leases are accounted for as capital leases in accordance with FAS 13, "Accounting for Leases."

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

iPIX INTERNATIONAL

In the third quarter of 2002, we entered into license, distribution and trademark agreements with Soroof International, a Saudi Arabia-based corporation ("Soroof"). Under the agreements, Soroof will be the exclusive distributor for iPIX immersive still products, including the iPIX GPS Mapping System, outside of North America and Asia through its newly established entity, iPIX International ("iPIX-I"). The agreement, effective July 1, 2002, expires December 31, 2007, unless renewed. iPIX-I has an exclusive license to develop integrated solutions for markets including real estate, travel and tourism and other markets in which online marketing is critical. iPIX-I serves as an effective extension of our international channel strategy and allows iPIX to provide our patented immersive still products globally.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release 60 issued by the Securities and Exchange Commission ("SEC"), requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements included in our Annual Report filed on Form 10-K include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and actual results may differ from those estimates. Those areas that require the greatest degree of management judgment include adequacy of the allowance for doubtful accounts, reserves for obsolete inventory, valuations of intangible assets and the estimated costs for excess facilities related to lease terminations and non-cancelable lease costs utilized in satisfaction of outstanding lease obligations.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and our financial statements accurately reflect management's best estimate of the results of operations, financial position and cash flows for the periods presented.
We believe the following represent our critical accounting policies:

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, "Software Revenue Recognition," and SAB 101, "Revenue Recognition in Financial Statements." Transaction hosting revenues are recognized as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed and determinable and collection of the resulting receivable was probable. Initial license fees are recognized when a contract exists, the fee is fixed and determinable, software delivery has occurred and collection of the receivable is deemed probable. If there are continuing obligations, then we recognize revenue ratably over the life of the contract. Product revenue is recognized upon shipment or delivery provided there are no uncertainties surrounding product acceptance or significant vendor obligations, the fees are fixed and determinable and collection is considered probable. Royalties derived from desktop imaging products are recognized as revenues upon receipt of the royalty sell-through reports from customers, which are generally in the quarter following the quarter in which the sale by the customer took place.

Revenues from the sale of our virtual tour products are recognized upon distribution to the Website designated by the customer. Revenues generated from professional services are recognized as the related services are performed. When such professional services are combined with on-going transaction services or are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized while the transaction services are performed, on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and ARB 45, "Long-Term Construction-Type Contracts."

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

RESULTS OF OPERATIONS

The  following  table  presents,   for  the  periods   indicated,   the  percent
relationship to total revenues of select items in our consolidated statements of operations:

                                                         Three months ended          Nine months ended
                                                            September 30,              September 30,
                                                         ------------------          ----------------
                                                          2001        2002            2001      2002
                                                         ------      ------          ------    ------
                                                                          (unaudited)
Revenues:
 Transaction services                                      59.2%      70.7%            39.7%     70.2%
 Immersive solutions                                       33.5       29.3             29.0      29.8
 Full service real estate tours                             7.3         --             31.3        --
                                                         ------     ------           ------    ------
Total revenues                                            100.0      100.0            100.0     100.0
                                                         ------     ------           ------    ------
Cost of revenues:
 Transaction services                                      21.2       29.0             18.9      31.6
 Immersive solutions                                       14.2        9.3             10.8       8.3
 Full service real estate tours                             1.0         --             14.6        --
                                                         ------     ------           ------    ------
Total cost of revenues                                     36.4       38.3             44.3      39.9
                                                         ------     ------           ------    ------
Gross profit                                               63.6       61.7             55.7      60.1
                                                         ------     ------           ------    ------
Operating expenses:
Sales and marketing                                        46.0       31.4             80.3      36.7
Research and development                                   28.0       19.6             26.5      22.3
General and administrative                                 35.1       10.4             57.9      14.6
Goodwill amortization                                       9.3         --              7.6        --
Restructuring and impairment                               22.2       11.5             48.4       4.1
Loss (gain) on disposal of assets                          (1.7)        --              6.9        --
                                                         ------     ------           ------    ------
Total operating expenses                                  138.9       72.9            227.6      77.7
                                                          ------     ------           ------    ------
Loss from operations                                      (75.3)     (11.2)          (171.9)    (17.6)
Other income(expense), net                               (145.9)      20.8            (44.9)      7.8
                                                         ------     ------           ------    ------
Income (loss) before extraordinary gain                  (221.2)       9.6           (216.8)    (9.8)
Extraordinary gain                                           --         --             (3.7)       --
                                                         ------     ------           ------    ------
Net income (loss)                                        (221.2)%      9.6%          (213.1)%   (9.8)%
                                                         ======     ======           ======    ======


Quarter Ended September 30, 2002 Compared to the Quarter Ended
September 30, 2001

Revenues.  Total  revenues  decreased  to  $6.0  million  in the  quarter  ended
September 30, 2002, compared to $6.6 million in quarter ended September 30, 2001, a decrease of $0.6 million or 9%. The decrease was the result of a $0.5 million decrease from our exit of full service virtual tour real estate business, a $0.5 million decrease in immersive solutions and an increase of $0.4 million increase in revenue from transaction services. The immersive solutions decrease was primarily the result of lower key sales in the U.S. residential market. The increased revenues in the transaction services group was primarily related to increased services to on-line auction clients.

As part of the sale of assets to Homestore.com during the first quarter of 2001, we no longer directly sell full service virtual tours or iPIX keys to customers in the U.S. residential real estate market. Instead, through January 12, 2002, we provided Homstore.com certain processing, hosting and distribution services and received transaction fees and royalties. Throughout 2001, other than full service virtual tours, our real estate focused revenues were generated from three primary sources: image management services; camera kits and immersive keys; and other services. For the quarter ended September 30, 2001, revenues included $6.1 million from the sale of our technology products and services and $0.5 million related to full service virtual real estate tours. We did not generate full service virtual tour revenues after September 30, 2001 and do not expect to generate any future revenues from the sale of full service virtual real estate tours in the U.S. residential markets.

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in an iPIX kit. Cost of revenues decreased to $2.3 million in the quarter ended September 30, 2002, compared to $2.4 million in the quarter ended September 30, 2001, a decrease of $0.1 million or 4%. The decrease was the result of a change to higher gross margin products in the product mix of immersive services, software and hardware ($0.3 million) and our exit from the full service virtual tour real estate business ($0.1 million). Immersive solution revenues include $0.5 million and $0.5 million from the sale of camera kits for the quarters ended September 30, 2002 and September 30, 2001, respectively, with a cost of $0.3 million and $0.5 million. These decreases were offset partially by an increase of $0.3 million in the cost of providing transaction services primarily as a result of increased depreciation expense from additional purchases of computer hardware and software in order to manage increased current and anticipated transaction volumes. Cost of revenues as a percentage of total revenues increased to 38% in the quarter ended September 30, 2002 from 36% in the quarter ended September 30, 2001.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, advertising and promotional expenses. Sales and marketing expenses decreased to $1.9 million in the quarter ended September 30, 2002, compared to $3.0 million in the quarter ended September 30, 2001, a decrease of $1.1 million or 38%. We signed more reseller contracts and restructured our sales strategy, which resulted in a $0.9 million decrease in our sales and marketing costs. In addition, stock-based expenses recorded to sales and marketing expense, decreased from $0.2 million in the quarter ended September 30, 2001, to $29 thousand in the quarter ended September 30, 2002.

Research and Development. Research and development expenses consist primarily of personnel costs related to enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses decreased to $1.2 million in the quarter ended September 30, 2002, compared to $1.8 million in the quarter ended September 30, 2001, a decrease of $0.6 million or 35%. This decrease was due primarily to decreased personnel and related costs.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, bad debt expenses and other costs associated with being a public company. General and administrative expenses decreased to $0.6 million in the quarter ended September 30, 2002, compared to $2.3 million in the quarter ended September 30, 2001, a decrease of $1.7 million or 73%. This decrease was due primarily to a decrease in personnel and related costs ($1.2 million), a decrease in bad debt expense ($0.3 million) and reduced fees related to refunded court costs ($0.1 million). In addition, non-cash stock-based expenses recorded to general and administrative expense, decreased from $0.1 million in 2001, to zero in the quarter ended September 30, 2002.

Goodwill Amortization. Goodwill amortization in 2001 was the result of goodwill associated with corporate acquisitions during 2000. Amortization of goodwill was $0.6 million in the quarter ended September 30, 2001. We adopted FAS 142 as of January 1, 2002 and, as a result, we no longer amortize goodwill.

Restructuring and Impairment. Restructuring and impairment charges decreased to $0.7 million in the quarter ended September 30, 2002, compared to $1.5 million in the quarter ended September 30, 2001, a decrease of $0.8 million or 53%. Restructuring charges in 2002 related to obligations under non-productive facility leases resulting from the consolidation of certain offices. The third quarter 2001 restructuring charge of $1.5 million related to the write off of the unamortized portion of our directors' and officers' insurance policy. We were required to obtain a new policy due to the change in control of the Company related to the closing of Tranche B of our capital raising transaction.

Interest Expense. Interest expense was $0.1 million in the quarter ended September 30, 2002, compared to $9.6 million in the quarter ended September 30, 2001. This decrease is primarily related to the 2001 non-cash expense of $9.2 million related to the accretion of the promissory note issued to Image Investor Portfolio, a separate series of Memphis Angels, LLC to its face value and the weighted average amount of debt in each period. During May 2001, we borrowed $10 million which was repaid in full in September 2001 as part of our sale of preferred stock.

Interest Income. Interest income generally consists of interest earned on cash and investments. Interest income increased to $0.3 million in the quarter ended September 30, 2002, compared to $38 thousand in the quarter ended September 30, 2001. The increase was primarily due to interest earned on the patent infringement award.

Patent infringement award. Patent infringement award of $1.0 million in the quarter ended September 30, 2002, is due to the collection of a previously awarded court judgment for which all legal remedies for appeal have been exhausted and the case is now closed.

Other Income (Expense). Other expense increased to $14 thousand in the quarter ended September 30, 2002, compared to other income of $6 thousand in the 2001 quarter.

Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2001

Revenues. Total revenues decreased to $16.6 million in the nine months ended September 30, 2002, compared to $24.1 million in the nine months ended September 30, 2001, a decrease of $7.5 million or 31%. This decrease was due to a decrease of $7.5 million in sales of full service virtual tours. For the nine months ended September 30, 2001, revenues of $24.1 million included $16.5 million from the sale of our technology products and services and $7.6 million related to full service virtual real estate tours. We did not generate full service virtual tour revenues after September 30, 2001 and do not expect to generate any future revenues from the sale of full service virtual real estate tours in the U.S. residential markets. Transaction services revenues increased 22% or $2.1 million to $11.6 million during the first nine months of 2002 relative to the first nine months of 2001 and represent 70% of total revenues for the nine months ended September 30, 2002. The increase is transaction services revenue is primarily a result of increased services related to on-line auctions. Immersive solutions revenues decreased 29% or $2.0 million to $4.9 million during the first nine months of 2002 relative to the first nine months of 2001, primarily as a result of a decreased focus on lower operating margin sales opportunities.

Cost of Revenues. Cost of revenues decreased to $6.6 million in the first nine months of 2002, compared to $10.7 million in the first nine months of 2001, a decrease of $4.1 million or 38%. $3.5 million of the decrease was the result of our exit from the full service virtual tour real estate business and $1.3 million of the decrease was related to a change in the product mix of immersive software and hardware sales, offset partially by an increase of $0.7 million or 15% in the cost of generating 22% more revenue from transaction services. Immersive solution revenues include $1.5 million and $1.4 million from the sale of camera kits for the nine months ended September 30, 2002 and September 30, 2001, respectively, with a cost of $0.9 million and $1.0 million. Cost of revenues as a percentage of total revenues decreased to 40% in the nine months ended September 30, 2002 from 44% in the nine months ended September 30, 2001.

Sales and Marketing. Sales and marketing expenses decreased to $6.1 million in the nine months ended September 30, 2002, compared to $19.3 million in the nine months ended September 30, 2001, a decrease of $13.2 million or 69%. $9.4 million of this decrease was due primarily to our decision to sell more of our products and services through third parties and become less reliant upon a worldwide direct sales force. As a result, we significantly decreased our sales force and eliminated our field operations personnel. We also eliminated $2.3 million of costs relating to sponsorship fees, advertising and branding expenses. In addition, stock-based compensation expenses recorded to sales and marketing expense, decreased from $1.6 million in the nine months ended September 30, 2001, to $0.1 million in the nine months ended September 30, 2002.

Research and Development. Research and development expenses decreased to $3.7 million in the first nine months of 2002, compared to $6.4 million in the first nine months of 2001, a decrease of $2.7 million or 42%. This decrease was due primarily to decreased personnel and related costs as a result of our reduction in work force and the exit of the full service real estate tour business.

General and Administrative. General and administrative expenses decreased to $2.4 million in the nine months ended September 30, 2002, compared to $13.9 million in the nine months ended September 30, 2001, a decrease of $11.5 million or 82%. This decrease was due primarily to decreased personnel and related costs ($4.0 million), a decrease in bad debt expense ($3.8 million), reduced fees paid for professional services ($1.2 million) and our exit from the full service virtual tour real estate business ($0.4 million). In addition, non-cash stock-based compensation expenses recorded to general and administrative expense, decreased from $2.1 million in the nine months ended September 30, 2001, to zero in the nine months ended September 30, 2002.

Goodwill Amortization. Goodwill amortization in 2001 was the result of goodwill associated with corporate acquisitions during 2000. Amortization of goodwill was $1.8 million in the nine months ended September 30, 2001. We adopted FAS 142 as of January 1, 2002 and, as a result, we no longer amortize goodwill.

Restructuring and Impairment. Restructuring and impairment charges decreased to $0.7 million in the nine months ended September 30, 2002, compared $11.7 million in the nine months ended September 30, 2001.

The charges in the nine months ended September 30, 2001 consisted of expenses associated with a reduction in our workforce, lease obligations for vacated office and other contractual obligations. Restructuring charges in 2001 also included $1.5 million related to the write off of the unamortized portion of our directors' and officers' insurance policy, which was canceled as a result of our change in control in September 2001.

Included in the 2001 restructuring is $1.3 million related to a severance liability with our former Chief Executive Officer, James M. Phillips. At September 30, 2002 the unpaid liability is $0.5 million, which is to be paid in installments ending in September of 2003. As further consideration for Mr. Phillips' separation agreement, in 2001 we forgave a loan from the Company to Mr. Phillips and the related interest aggregating $2.2 million. In addition to the restructuring, we wrote down abandoned office equipment of $1.1 million to its net realizable value.

Restructuring charges in 2002 were related to outstanding obligations under non-productive facility leases resulting from the consolidation of certain offices.

Loss on Disposal of Assets. The loss during the first nine months of 2001 on the disposal of assets of $1.7 million is primarily the result of the sale of assets used to provide residential real estate virtual tours that consisted of the remaining residential real estate assets that were unrelated to the 2000 pooling of Interactive Pictures Corporation and bamboo.com.

Interest Expense. Interest expense decreased to $0.1 million in the nine months ended September 30, 2002, compared to $10.6 million in the nine months ended September 30, 2001. In the first nine months of 2001, we recorded a non-cash interest expense of $10.0 million related to the accretion of the promissory note to its face value. Cash interest expense of $0.6 million in the nine months ended September 30, 2001 primarily related to the $10.0 million of debt outstanding from May 2001 through September 2001. Cash interest expense of $0.1 million in the nine months ended September 30, 2002 primarily related to capital lease obligations.

Interest Income. Interest income generally consists of interest earned on cash and investments. Interest income increased to $0.4 million in the nine months ended September 30, 2002, compared to $0.2 million in the nine months ended September 30, 2001. The increase was primarily due to interest earned on the patent infringement award.

Patent infringement award. Patent infringement award of $1.0 million in the nine months ended September 30, 2002, is due to the collection of a previously awarded court judgment for which all legal remedies for appeal have been exhausted and the case is now closed.

Other Income (Expense). Other expense decreased to $10 thousand in the nine months ended September 30, 2002, compared to $0.4 million in the nine months ended September 30, 2001. The decrease is primarily due to realized losses on investments sold during 2001.

Extraordinary Gain. The extraordinary gain during the first nine months of 2001 of $0.9 million resulted from the sale of assets used to provide residential real estate virtual tours that were related to the 2000 pooling of Interactive Pictures Corporation and bamboo.com. The sale transaction took place within a year of the 2000 pooling transaction.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note, capital leases and warrant and option exercises. At September 30, 2002, we had $9.6 million of cash, restricted cash and short term investments, of which $6.4 million was unrestricted.

                       Summary Consolidated Cash Flow Data

                                                                   Three months ended        Nine months ended
                                                                      September 30,             September 30,
                                                                   -----------------       ----------------
                                                                     2001       2002           2001       2002
                                                                   -------    -------        -------    -------
(In thousands)                                                                      (unaudited)
Net cash provided by (used in)operating activities............     $(2,624)   $ 1,106       $(23,163)  $(2,768)
Net cash provided by (used in)investing activities............       2,111        (84)        16,534    (4,658)
Net cash provided by financing activities.....................       9,994        681         17,608     2,706
Effect of exchange rate changes on cash.......................         219        (12)          (981)      (33)
                                                                   -------    -------       --------   -------
Net increase (decrease) in cash and cash equivalents..........       9,700      1,691          9,998    (4,753)
Cash and cash equivalents, beginning of period................       5,620      4,659          5,322    11,103
                                                                   -------    -------       --------   -------
Cash and cash equivalents, end of period......................     $15,320    $ 6,350       $ 15,320   $ 6,350
                                                                   =======    =======       ========   =======

Net cash provided by operating activities was $1.1 million for the quarter ended September 30, 2002. Net cash provided by operating activities in the quarter is primarily a result of the $0.6 million in net income plus non-cash charges for $1.0 million of depreciation, net of $0.5 million of amortization of deferred revenues. Included in net income for the quarter ended September 30, 2002, is the receipt of $1.0 million from patent infringement damages and $0.4 million in related interest income and reimbursed court costs. In addition, during the quarter ended September 30, 2002, an accrual for $0.7 million was provided for restructuring charges associated with outstanding obligations under non-productive facility leases. Cash provided by operations of $1.1 million in the quarter ended September 30, 2002 was a sequential $1.9 million improvement from $0.8 million used in the quarter ended June 30, 2002 and a $3.7 million year-over-year improvement from the $2.6 million used in the quarter ended September 30, 2001.

Net cash used in operating activities was $2.8 million for the nine months ended September 30, 2002 and $23.2 million for the nine months ended September 30, 2001. Net cash used for operating activities in each of these periods is primarily a result of net losses and changes in working capital.

Also included in net cash used in operating activities for the nine months ended September 30, 2002, were the following:

          o    Non-cash depreciation ($2.5 million);
          o a decrease in deferred revenue primarily related to pre-payments collected in 2001 ($1.6 million);
          o an increase in receivables due primarily to increased services to on-line auction clients ($0.8 million);
          o a decrease in accounts payable primarily related to payments of year-end accruals from 2001 ($0.4 million);
          o a decrease in accrued expenses primarily related to payments of restructuring accruals from 2001 and payments of prior obligations under extended terms ($0.6 million); and
          o    receipt of $1.4 million from the patent infringement settlement.

Net cash used in investment activities was $4.7 million for the nine months ended September 30, 2002 and net cash provided by investment activities was $16.5 million for the nine months ended September 30, 2001. Net cash used in investing activities in the first nine months of 2002 was primarily related to the acquisition of computer software and hardware and the purchase of short term investments. We do not currently expect any significant acquisitions of computer hardware and software throughout the remainder of 2002.

Net cash provided by financing activities was $2.7 million for the nine months ended September 30, 2002 and $17.6 million for the nine months ended September 30, 2001. The cash provided by financing activities in the first nine months of 2002 was primarily related to sale/leaseback transactions. The net cash provided by financing activities for the first nine months of 2001 was due primarily to the proceeds from the convertible note and warrants which were converted into preferred stock in the quarter ended September 30, 2001.

During the third quarter of 2002, we recorded a restructuring charge of $0.7 million consisting of expenses associated primarily with a negotiated buy-out of certain lease obligations for previously vacated offices. In November 2002, we paid approximately $1.3 million related to the buy-out and we have remaining approximately $1.0 million in these restructuring accruals, primarily associated with re-negotiated lease obligations and long term severance agreements.

In 2001 and 2002, we sold certain assets and agreed to lease them back. The future aggregate lease payments are approximately $1,200 in the quarter ended December 31, 2002, $2,500 in 2003, $1,400 in 2004 and $100 in 2005.

Management believes we have sufficient cash resources to meet our funding needs for at least the next twelve months. We finished the quarter ended September 30, 2002 with $9.6 million in cash and restricted cash and short term investments. Management's focus is to reduce our cash requirements to manageable levels and focus our operations on profitability.

Our operating expenses, however, are primarily based on anticipated revenue levels. Since a high percentage of those expenses are capital intensive and relatively fixed, a delay in revenue from licenses or transactions could cause significant variations in operating results from quarter to quarter, and we may sustain losses as a result.

Our long term strategy remains unchanged. We will continue to make necessary capital investments as well as investments in research and development for all segments and will invest in the expansion of the online auction and classified businesses and in the development of new security and observation products and services during this economic downturn.

We recently announced that NASDAQ approved our request to transfer to the NASDAQ SmallCap Market, effective November 1, 2002. Our securities will continue trading under the symbol: IPIX. Listing on the NASDAQ SmallCap Market enables us to maintain a liquid trading profile on a well-regulated and transparent market for the benefit of all our stockholders. The NASDAQ SmallCap Market gives our stockholders continued access to the electronic trading efficiencies of NASDAQ. We currently meet all criteria for continued inclusion in the NASDAQ SmallCap Market. We may also transfer back to the NASDAQ National Market when we comply with applicable initial listing requirements for the NASDAQ National Market, principally $15 million of shareholders' equity.

RECENT ACCOUNTING PRONOUNCEMENTS

We adopted Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets"(FAS 142), effective January 1, 2002. Under FAS 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. Under the transitional requirements, we completed an impairment test and no impairment loss resulted.

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

In February 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred," which is effective for financial statements beginning after December 31, 2001. EITF 00-14 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. We adopted EITF 00-14 in the quarter ended March 31, 2002. The adoption of EITF 00-14 did not have a material effect on our reported results of operations, financial position or cash flows.

In June 2002, the FASB issued FAS 146, "Accounting for Exit or Disposal Activities'" ("FAS 146"). FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt FAS 146 during the first quarter ending March 31, 2003. The provisions of EITF 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF 94-3 prior to the adoption of FAS 146. The effect on adoption of FAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

INFLATION

Inflation has not had a significant impact on our operations to date.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our market risk sensitive instruments do not subject us to material market risk exposures.

Item 4.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

PART II -- OTHER INFORMATION

Item 1.      Legal Proceedings

During the quarter ending September 30, 2002, we received approximately $1.4 million in cash from a previously disclosed favorable jury verdict against Infinite Pictures that found the defendants liable for infringement of our patents under the doctrine of equivalents and awarding us $1.0 million in damages, plus $0.4 million in interest and court costs. The defendants filed for a writ of certiorari with the United States Supreme Court in an effort to reverse the lower court's findings in our favor. The Supreme Court refused to grant the writ, which exhausts the legal remedies for disputing the award. Accordingly, we recorded the $1.0 million in damages as other income, along with the $0.4 million in interest and court costs, in the quarter ended September 30, 2002.

We are subject to claims in the ordinary course of business. We believe the ultimate resolution of these matters will not have a material impact on our financial condition, results of operations or cash flows.

Please reference Legal Proceedings in our Annual Report for the fiscal year ended December 31, 2001 on filed on Form 10-K on March 29, 2002 and 2002 quarterly filings on Form 10-Q for disclosures regarding a case undergoing discovery.

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

DATE: November 13, 2002             INTERNET PICTURES CORPORATION
                                    (Registrant)
                                    /s/ Paul Farmer
                                    ---------------
                                    Paul Farmer
                                    Authorized Officer
                                    Chief Financial Officer and
                                    Chief Accounting Officer

                                302 CERTIFICATION


I, Donald Strickland, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Internet Pictures Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     November 13, 2002



/s/ Donald Strickland
---------------------

Donald Strickland
Chief Executive Officer

                                302 CERTIFICATION


I, Paul Farmer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Internet Pictures Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date     November 13, 2002




/s/ Paul Farmer
---------------

Paul Farmer
Chief Financial Officer

                          INTERNET PICTURES CORPORATION

                         INDEX TO EXHIBITS FOR FORM 10-Q

                      FOR QUARTER ENDED SEPTEMBER 30, 2002



EXHIBIT NO.                     EXHIBIT DESCRIPTION
-----------                     -------------------



Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Internet Pictures Corporation (collectively, the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Strickland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Donald Strickland
---------------------
Donald Strickland
Chief Executive Officer
November 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Internet Pictures Corporation (collectively, the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Farmer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

/s/ Paul Farmer
---------------
Paul Farmer
Chief Financial Officer
November 13, 2002