Form 10-K
period 2002-12-31
INTERNET PICTURES CORP
filed 2003-03-31
CIK 1088022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002

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

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of Class)

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

[X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes [  ]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was $13,268,972 (based on the last sale price of $2.00).

The number of shares outstanding of the registrant's common stock, $0.001 par value, as of March 3, 2003 was 6,812,955. On August 22, 2001 our stockholders approved a ten-for-one reverse stock split. All share and per share data is presented to give effect to the retroactive application of the reverse stock split.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Information Statement for the Annual Stockholders' Meeting to be held on or about May 6, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report on Form 10-K. Such Information Statement, except for the portions thereof which are specifically incorporated herein by reference, shall not be deemed "filed" for purposes of this report on Form 10-K.

                                     PART I
Item 1.  Business.

OVERVIEW

Internet Pictures Corporation, or iPIX, is a technology provider and the leader in the delivery of mission-critical imaging. The Company's imaging platforms and technologies provide its customers with increased revenues, improved customer satisfaction and enhanced security for the protection of life and property.

The robust and reliable imaging infrastructure, Rimfire, manages nearly a billion image views and two million image submissions daily, facilitating millions of dollars in commerce each and every day.

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

iPIX's patented immersive imaging technology is used to provide an unparalleled view of the world to promote, inspect and protect. iPIX is the leading provider of virtual tour technology for real estate, travel and hospitality, and can even be found on the White House Web site. Governments around the world are finding new ways to use iPIX for video security, situational awareness, planning and documentation.

In early 2003, iPIX organized into three primary business units: Transaction Services, Immersive Still Solutions and Immersive Video Solutions. The Transaction Services unit focuses on the sale of iPIX solutions to customers who rely on images to complete business transactions such as auctions, real estate and classifieds. The Immersive Still Solutions unit focuses on the sale of immersive still technology licenses for real estate, travel and hospitality and visual documentation markets. The Immersive Video Solutions unit provides observation and security products and services for commercial and governmental customers. We encourage you to also read our segment reporting disclosure in the accompanying notes to the financial statements that are a part of this report.

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

         Digital Media Preparation

         Rimfire leverages the ease-of-use of the Internet to allow end users to drag-and-drop media content to the Web without the need to prepare it with desktop software ahead of time. Challenging and complex tasks such as formatting, sizing and cropping, are easily and automatically accomplished through Rimfire's integrated and intuitive tools. Instant previews of the media supplied prevent incorrect submissions.

         Digital Media Submission

         Rimfire accepts a wide and growing variety of file formats and converts the files to customer specifications automatically, without user intervention. Rimfire's smart-sizing feature allows the user to supply files of any size without the worry of upload times for submission, or viewing times. Like file formats, Rimfire automatically prepares the media for transmission by optimizing its size to the requirements of the site. In addition, Rimfire supports the submission of multiple files and associated data.

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

Rimfire generates direct and indirect revenue opportunities for our customers' businesses by incorporating imaging into their e-commerce and community offerings. Rimfire's media processing capabilities include the mechanism to take different media items supplied from users such as text, audio and images and transform them into one new rich media item. iPIX can then serve the media directly from iPIX servers or send the media to a remote database to be served directly from the customer's Web site.

By offering an outsourced infrastructure solution, we offer our customers an alternative to building a costly infrastructure, enabling them to utilize scarce technical resources in other mission critical capacities. Our solution eliminates expensive media processing tasks and decreases customers' support expenses. Further, our solution optimizes storage and bandwidth resources for our customers.

iPIX Immersive Imaging

iPIX patented technology creates spherical immersive images with a full 360-degree by 360-degree field of view. The technology is used with film or video images captured with any camera equipped with a fisheye lens. iPIX software and hardware technology compensates for errors in camera placement and corrects the distortion inherent in fisheye photographs. The resulting immersive image can be viewed in any direction, up-down, left-right and horizon to horizon without curvature. The viewer can easily navigate the image by moving a cursor inside the image or using iPIX navigation controls via an Internet browser or integrated into third party software. For video applications, iPIX offers 360-degree and 180-degree hemispherical solutions.

iPIX Immersive Stills

iPIX offers an image key pricing model that allows users to purchase individual still image keys or bulk key purchases to create iPIX immersive images. These iPIX licenses make iPIX technology easy to use, cost effective and accessible to a larger audience.

Current iPIX immersive still imaging solutions and applications include:

         iPIX Immersive Images and Virtual Tours

         iPIX provides immersive 360-degree virtual tours for real estate, e-commerce, travel and hospitality and entertainment Web sites. In addition, iPIX immersive imaging is designed for documentation, project management and facilities planning applications. iPIX immersive images offer viewers the opportunity to navigate a scene on their own terms, looking in any direction and zooming in and out as they choose. This interactive imaging experience helps to increase buyer confidence and immerses the viewer in the photographed scene so everything is viewed in context of its complete surroundings.

         iPIX Camera Solutions

         Partnering with leading camera manufacturers, iPIX offers complete camera solutions from a variety of manufacturers for the self-service capture of iPIX immersive images. Photographers, Web developers and other businesses may purchase complete camera solutions including a digital camera, fisheye lens, iPIX software, camera rotator and tripod. Users may also purchase partial kits to use with their existing digital camera equipment.

         iPIX Immersive Imaging Software and Keys

         iPIX offers complete immersive imaging software to allow users the ability to create their own 360-degree by 360-degree immersive images. The software offers automatic de-warping of fisheye images and seamless generation of 360-degree by 360-degree immersive images from two 185-degree images. iPIX software creates an iPIX immersive image that has a small file size, typically between 25 and 160 kilobytes, and can be quickly delivered, even across low bandwidth systems.

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

         iPIX GPS Mapping System

         The iPIX GPS Mapping System combines Geographic Information System
         (GIS) Map editing software, Global Positioning System (GPS) precise location information and iPIX Immersive Images to capture, create and output interactive visual maps. The iPIX GPS Mapping System can import hundreds of iPIX images into GIS maps in a matter of minutes. It is designed to meet the specific needs of transportation, municipal planners, military and defense, agricultural and land management, chemical and facilities management.

         iPIX Immersive Imaging Software Development Kit (SDK)

         iPIX offers a software development kit to third parties for the integration of iPIX images directly into their applications. The availability of the SDK allows iPIX immersive imaging to enhance third party applications with rich visual information and provides us with the ability to reach new markets through partnership.

iPIX Immersive Video

iPIX immersive video is a revolutionary development in security and surveillance imaging that provides the most expansive view of live and archival video from a single camera without requiring pan/tilt/zoom hardware. iPIX-enabled cameras capture immersive wide-angle views up to 360-degree by 360-degree that can be navigated in any direction with zoom in and out capabilities.

Current iPIX immersive video imaging solutions and applications include:

         iPIX 360VS

         The iPIX 360VS (Video Surveillance) provides complete 360-degree by 360-degree video coverage of an area in real time, using only one camera, with no moving parts. The dual-lens, fixed spherical optical system is manufactured by iPIX and uses iPIX patented software and off-the-shelf hardware products to create a scalable core hardware platform. Customized versions of the 360VS were first shipped to government customers in the fourth quarter of 2002. Designed to be custom configured to provide the highest level of reliable situational awareness, the 360VS is rugged in construction and small in size making it ideal for portable or fixed installations in a variety of housings, or for operation on unmanned vehicles, robots or ground sensors in any environment. This innovative technology, ideal for military, defense and law enforcement security, facilitates live, real-time capture at up to 18 frames per second and archived images for future playback.

         iPIX NetCam Software

         iPIX NetCam software provides the new rapidly growing network camera market with incredible new vision capabilities. An iPIX NetCam enabled network camera has the ability to pan/tilt/zoom an entire 360-degree by

         180-degree scene without moving the camera. Plus, the entire scene can be recorded or viewed by others regardless where another viewer is looking. The iPIX NetCam software is ideal for businesses that want to provide a real time view of their facilities. Hotels, construction sites, ski areas, amusement parks, schools, pre-schools, offices, warehouses and others are some of the first that have utilized iPIX NetCam. The iPIX NetCam software includes Java based software that can be installed directly into network cameras from Axis, IQinvision and other popular network cameras, or placed on a server for higher volume sites. Up to 50 simultaneous viewers can view and navigate the video images using the on-camera software while the server software supports thousands of simultaneous users.

         iPIX NetCam i1000

         The iPIX NetCam i1000 is a complete Web attraction camera ready for easy installation. Everything needed is included, starting with the mega pixel IQeye3 network camera from IQinvision. iPIX preconfigures the system by pre-installing a vari-focal fisheye lens and embedding the iPIX NetCam software directly into the camera's memory. After plugging the cameras power into a wall jack and connecting to an Ethernet network, the system is ready to start broadcasting high quality video images with all the features of iPIX immersive pan/tilt/zoom.

         IPIXVS Software Development Kit (SDK)

         The iPIXVS SDK offers security system designers and integrators an immersive enhancement for expansive wide-field viewing without the need for pan/tilt/zoom hardware. This software has been integrated into several of the leading software solutions for digital security including Milestone, Technivision and Sharks Eye. We are in discussions with a number of DVR manufactures who intend to enable end users to upgrade existing CCTV security installations with our system as well as introduce new system sales to include the benefit of iPIX digital pan/tilt/zoom.

THE iPIX STRATEGY

Establish iPIX as the Standard for Mission-Critical Imaging

We believe iPIX imaging solutions deliver the most interactive, reliable, high-quality and expansive imaging available on and offline. Because iPIX offers end-to-end imaging solutions, we are able to deliver multi-dimensional and exponential value to businesses. As a result, we believe we are poised to be the standard for mission-critical imaging technology. We will focus our business, sales and marketing strategies to support this position. We will continue research and development efforts so that our technology remains at the forefront of innovation, yet open for easy integration with other technologies. We will concentrate on developing partnerships to make iPIX imaging a standard component of security solutions and the preferred technology for online image management.

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

         Vertical Market Leaders

         iPIX has partnered with major customers such as eBay, Clairol, LA Times and Homestore.com to leverage their leading sales channels to our target markets with iPIX products and services. Through these relationships, our customers market and sell imaging products and services, powered by iPIX, along with their existing services directly to their customers. iPIX benefits from the brand equity and buying recommendations provided by the customer's sales channel to increase sales and market penetration while maintaining the ability to focus on iPIX technology support and enhancements. We will continue to partner with additional vertical market leaders to serve as direct and indirect channels for the promotion and sale of iPIX products and services.

         Integrators and Resellers

         iPIX has partnered with established security system resellers and integrators to help penetrate the commercial and governmental security and observation markets. Resellers and integrators such as ADT Security Services, Jullien Enterprises, Unisys, Loral, Public Safety Systems, LLC and Visual Security offer iPIX the opportunity to be integrated into full security systems sold and marketed by vendors well-known and respected in the industry. Through such relationships, we believe iPIX technology will be incorporated in solutions for homeland defense, national security, critical infrastructure protection, commercial security and other applications to protect life and property.

         Partner with Web Developers

         We will leverage the community of Web developers currently building and designing Web sites to drive the use and adoption of iPIX dynamic imaging. We will also generate revenue through the purchase of camera kits and keys by Web developers and their customers. We will continue to support iPIX Web Developers through the iPIX Developer Network program. This dedicated program was specifically designed to increase iPIX-to-developer and developer-to-developer interactivity and will provide member Web developers a competitive advantage through availability of increased resources, technical support and special pricing for iPIX offerings.

         Partner Internationally

         We intend to further capitalize on what we believe to be significant revenue opportunities in international markets. We have international licensing and distribution agreements with partners in a wide range of countries spanning Europe, the Middle East and Asia. These relationships allow us to deploy iPIX technology into regions of the world that would normally require significant time and effort for marketing and development.

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

Observation and Security: Military, businesses, facilities, airlines and airports can use iPIX immersive technology to monitor and secure buildings, people and property. Whether observing department store activity through a security camera, or providing the command and control center a full view of a battlefield, iPIX immersive imaging offers the best way to capture the most data in a single image. Unlike traditional cameras that capture only what is directly in front of the camera, iPIX-enabled video cameras capture up to 360-degree by 360-degree scenes that can be navigated in any direction with zoom in and out capabilities without additional hardware.

Real Estate: Residential and commercial real estate companies and professionals use our solutions to provide online iPIX still and immersive images of properties including existing homes, new homes, rental apartments, time-share units and office buildings and their surrounding areas. Our imaging solutions allow real estate companies and professionals offering real estate for sale or lease to use the Internet to provide more visual information about the property to prospective buyers. Our solutions enable real estate professionals to cost-effectively market properties to a wide audience, thereby providing a value-added service to both buyers and sellers.

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

Visual Documentation: Because iPIX immersive technology allows customers to capture a full 360-degree by 360-degree environment, iPIX is one of the best ways to photographically document facilities, public buildings, schools and other spaces for emergency and tactical preparedness, project management, historical archival image database, facilities planning and design, training vulnerability and disaster assessments. iPIX visual documentation is also proven to be effective in presenting locations that would otherwise be inaccessible or entail a risk of exposure to hazardous materials or situations.

Travel and Hospitality: Hotel chains, vacation resorts, cruise lines, golf courses, restaurants, theme parks, major tourist attractions and tourism bureaus use our digital media content solutions to enhance their online marketing. iPIX immersive images provide a prospective visitor the opportunity to take online tours of rooms, meeting and conference facilities and attractions. Our visual content and digital media solutions enable consumers to more effectively research, plan and reserve travel arrangements over the Internet. Further, online tours allow destination operators to feature premier packages as well as showcase specific destinations. We distribute our customers' digital media content to their own Web sites and to selected travel destination affiliate Web sites.

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

Our sales and marketing groups focus on direct and indirect sales. Located in Oak Ridge, TN and San Ramon, CA, our sales teams focus on developing strategic relationships and opening sales channels with potential partners and customers in our targeted vertical markets. We also employ a telesales team that targets additional business customers, provides support for the direct sales teams and fields inquiries from our Web site and toll-free customer service number.

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

When selling our imaging platform and image management services, we often find that potential customers are considering internal development of an imaging system. The time, cost and imaging expertise required to build their own imaging system typically leads them to the conclusion that they should outsource. There are other companies marketing image servers and interactive imaging services to our target markets. They generally offer only components or layers of the iPIX comprehensive imaging solution and do not currently address how their technology successfully integrates with others to deliver an end-to-end solution (capture, process, host and distribute) to compete with iPIX.

While competitors may offer only components of the end-to-end solution iPIX imaging solution, they may have greater financial, marketing, distribution and technical resources with which to target our markets. Our success will be dependent on our ability to compete on the cost-effectiveness and quality of our solutions, the success of our indirect channel partners and the tangible value of our solutions.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trade secret and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Our patents are intended to protect and support current and future development of our technology. We currently have 22 U.S. patents. In addition, we hold international counterparts to many of our U.S. patents in selected countries covering various aspects of our products. We have numerous patent applications pending in the United States as well as international counterparts to many of these applications. There can be no assurance that our current and future patent applications will be granted, or, if granted, that the claims covered by the patents will not be reduced from those included in our applications.

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

Claims by third parties that our current or future products infringe upon their intellectual property rights may have a material adverse effect on us. Intellectual property litigation is complex and expensive, and the outcome of this litigation is difficult to predict. We have been involved in litigation relating to the protection of our intellectual property rights. Such litigation, and any future litigation, regardless of outcome, may result in substantial expense to us and significant diversion of our management and technical personnel. An adverse determination in any litigation may subject us to significant liabilities to third parties, require us to license disputed rights from other parties, if licenses to these rights could be obtained, or require us to cease using the technology.

EMPLOYEES

As of March 1, 2003, we employed 81 full-time employees. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

Item 2.  Properties.

We lease approximately 13,000 square feet of space in Oak Ridge, Tennessee for our corporate office and operations and approximately 19,000 square feet in San Ramon, California for our co-headquarters. We have exited approximately 6,500 square feet of office space in San Ramon for which approximately half has been sub-let and we are actively marketing the remaining space to potential sub-tenants. If we are unable to successfully sublease our vacated and unoccupied office space, or if any of our current sub-tenants fail to make required lease payments, our business, financial condition, results of operations and cash flows may be adversely affected. (See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

Item 3.  Legal Proceedings.

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

On June 11, 2002, we reached an out of court settlement with Oxaal and Minds-Eye. As a result of the settlement, each of the lawsuits and the arbitration proceeding described above were dismissed and mutual releases have been executed. Pursuant to the settlement agreement, neither party admitted liability or any wrong doing. We were granted a non-exclusive license under patents and pending patents conceived by Oxaal or in which Oxaal has an interest. The license rights inure to the benefit of our customers with respect to their purchases from us and also inure to the benefit of our business partners with respect to their business relations with us. We included the cost of the license in computer hardware and software on the accompanying balance sheet. We do not believe that the cost of the license in 2002 or the future, will have a material effect on our financial condition, results of operations or cash flows.

On May 10, 2001, Stanley Fry, Woodhaven Venture Partners, L.P., Cyrus Greg, Patrick Oliver and related entities, all of whom are former stockholders of PictureWorks Technology, Inc. (which we acquired in April 2000) filed a lawsuit in the Delaware Chancery Court alleging causes of action for failure to timely issue stock certificates and breach of contract. An unspecified amount of damages was sought. In December, 2002, we settled this case pursuant to a settlement agreement in which neither party admitted liability or any wrong doing. The settlement did not have a material effect on our financial condition, results of operations or cash flows.

During the quarter ending September 30, 2002, we received approximately $1.4 million in cash from a previously disclosed favorable jury verdict against Infinite Pictures that found the defendants liable for infringement of our patents under the doctrine of equivalents and awarding us $1.0 million in damages, plus approximately $0.4 million in interest and court costs. The defendants filed for a writ of certiorari with the United States Supreme Court in an effort to reverse the lower court's findings in our favor. The Supreme Court refused to grant the writ, which exhausted the legal remedies for disputing the award. Accordingly, we recorded the $1.0 million in damages as a patent infringement award, along with the $0.4 million in interest and court costs, in the quarter ended September 30, 2002.

On November 15, 2002, a First Amended Consolidated Complaint for violation of federal securities laws was filed against Homestore.com, Inc. ("Homestore") by the California Teachers' Retirement System ("CalSTRS"). The Complaint is a class action lawsuit filed on behalf of stockholders of Homestore which flows from alleged misstatements and omissions made by Homestore and the other named defendants, which include us. The Complaint alleges that during 2001, Homestore and iPIX entered into fraudulent reciprocal transactions intended to artificially bolster and maintain Homestore's and our respective stock prices. The Complaint alleges that Homestore's public statements with respect to these transactions are attributable to us and violate Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We joined with other co-defendants and filed a joint motion to dismiss, alleging that the Complaint fails to state a claim upon which relief may be granted, among other things. On March 7, 2003, the United States District Court for the District of Central California granted our motion to dismiss, with prejudice. However, CalSTRS may appeal this dismissal in accordance with the federal rules of procedure.

We are not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to Vote of Security Holders

No matters where submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 2002.

Item 4A.  Executive Officers of Registrant

The following sets forth information with respect to our executive officers as of March 1, 2003:

                 NAME               AGE                       TITLE

  Donald W. Strickland..........    53     President and Chief Executive Officer
  Paul A. Farmer................    44     Chief Financial Officer, Executive
                                           Vice President and Treasurer
  Sarah F. Pate.................    43     Executive Vice President and General
                                           Manger Transaction Services Group

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

PAUL A. FARMER has been the chief financial officer, executive vice president and treasurer of iPIX since June 2001. Prior to joining us, Mr. Farmer was the chief financial officer of Buzzsaw.com from June 2000 to June 2001. Prior to Buzzsaw, Mr. Farmer was chief financial officer, chief administrative officer and executive vice president of CCAi Consulting from June 1998 to June 2000. Prior to CCAi, Mr. Farmer was chief financial officer of TCSI, Inc. from June 1994 to June 1998 and vice president and corporate controller of Technology Solutions Company from November 1990 to June 1994. Mr. Farmer is a CPA and was with Price Waterhouse from January 1982 through November 1990. Mr. Farmer holds a bachelor's degree in accounting from the University of Illinois and a masters in business administration from the University of Chicago.

SARAH F. PATE has been the executive vice president, general manager of iPIX's Transactional Services Group since December 2001, and has been with iPIX since April 2000. Prior to joining us, Ms. Pate was vice president in charge of operations for PictureWorks Technology, Inc., from August 1995 until March 2000. Ms. Pate has extensive experience in financial services and in managing large and small organizations. She spent 12 years with Household International serving as president of Household Bank, director of sales at Household Finance Corporation and several other high-level management roles. Ms. Pate holds a bachelor's degree in business administration from the University of Washington.


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq SmallCap Market (symbol: IPIX). Prior to August 26, 1999, there was no public market for our common stock. As of March 1, 2003, there were 985 stockholders of record.

The following table reflects the range of the high and low bid information for our common stock for the periods indicated and takes into account the ten-for-one reverse stock split in August 2001.

                                                 High               Low
FISCAL 2002
Fourth Quarter..........................        $ 1.45             $0.72
Third Quarter...........................          1.86              1.00
Second Quarter..........................          2.84              1.25
First Quarter...........................          3.48              2.00

FISCAL 2001

Fourth Quarter..........................        $ 3.33             $1.63
Third Quarter...........................          3.60              1.10
Second Quarter..........................         11.50              1.25
First Quarter...........................         14.69              1.25

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

Equity Compensation Plan Information

The table below sets forth information relating to our compensation plans as of December 31, 2002:

                                                                                      Number of securities
                                                  Number of                             remaining available
                                               securities to be                         for future issuance
                                                 issued upon        Weighted-average        under equity
                                                 exercises of      exercise price of     compensation plans
                                                 outstanding          outstanding      (excluding securities
               Plan Category                  options, warrants    options, warrants    reflected in column
                                                  and rights           and rights               (a))
---------------------------------------------------------------------------------------------------------------
                                                     (a)                  (b)                   (c)
 2001 Equity Compensation Plan                    2,854,287              $2.06              3,106,963
 2000 Equity Compensation Plan                      245,752             $28.06                     --
 1998 Employee, Director and Consultant              38,941            $286.69                     --
 Stock Option Plan
 1997 Equity Compensation Plan                       48,864            $137.17                     --
 Prior option plans                                  32,035             $32.77                     --
 Employee Stock Purchase Plan                            --                 --                473,075
 Total                                            3,219,879              $9.86              3,580,038


Item 6.  Selected Financial Data

Selected Historical Financial Information

The statement of operations data presented below for the years ended December 31, 2000, 2001 and 2002 and the balance sheet data as of December 31, 2001 and 2002 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The statement of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 are derived from audited consolidated financial statements that are not included in this report. These results are not necessarily indicative of results to be expected for any future period. You should read the data presented below together with our consolidated financial statements and related notes to those statements and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this report.

                                                           Fiscal Years Ended December 31,
                                         1998          1999           2000            2001          2002
                                                      (In thousands, except per share data)

Statement of Operations Data
Revenues:
   Products..........................  $             $ 12,523       $  48,943       $ 14,758       $ 6,512
                                          2,789
   Services..........................       329            --           4,730         14,148        15,901
                                       --------     ---------       ---------       --------       -------
                                          3,118        12,523          53,673         28,906        22,413
                                       --------     ---------       ---------       --------       -------
Cost of revenues:
   Products..........................     1,274         7,660          25,555          7,270         2,145
   Services..........................       241            --           2,516          4,991         6,583
                                       --------     ---------       ---------       --------       -------
                                          1,515         7,660          28,071         12,261         8,728
                                       --------     ---------       ---------       --------       -------

Gross profit.........................     1,603         4,863          25,602         16,645        13,685
                                       --------     ---------       ---------       --------       -------

Operating expenses:
   Sales and marketing...............     9,366        51,138          83,064         21,252         7,607
   Research and development..........     3,018         6,690          14,582          7,671         4,862
   General and administrative........     4,385        19,499          22,850         15,816         2,933
   Impairment and amortization of
      intangibles....................        --            --         234,024          2,433            --
   Merger expenses...................        --            --          15,175             --            --
   Loss on disposal of assets........        --            --              --          1,655            --
   Restructuring and impairment......        --            --           4,161         11,655           687
                                       --------     ---------       ---------       --------       -------
           Total operating expenses..    16,769        77,327         373,856         60,482        16,089
                                       --------     ---------       ---------       --------       -------
Loss from operations.................   (15,166)      (72,464)       (348,254)       (43,837)       (2,404)
Interest expense.....................      (202)       (6,684)           (436)       (10,667)         (183)
Interest income......................       276         2,546           3,345            305           456
Patent infringement award............        --            --              --             --         1,000
Other income (expense), net..........        27            (1)         (1,250)          (380)          (12)
                                       --------     ---------       ---------       --------       -------
Net loss before extraordinary gain..`   (15,065)      (76,603)       (346,595)       (54,579)       (1,143)
Extraordinary gain...................        --            --              --            901            --
                                       --------     ---------       ---------       --------       -------
       Net loss......................   (15,065)      (76,603)       (346,595)       (53,678)       (1,143)
Dividend relative to beneficial
   conversion feature of Series B
   convertible preferred stock.......        --         1,000              --             --            --
                                       --------     ---------       ---------       --------       -------
Net loss attributable to common
   stockholders......................  $(15,065)     $(77,603)      $(346,595)      $(53,678)      $(1,143)
                                       ========     =========       =========       ========       =======
Net loss per common share -
   basic and diluted.................  $ (12.22)     $ (30.13)      $  (61.55)      $  (8.22)      $ (0.17)
                                       ========     =========       =========       ========       =======
Weighted average common shares -
   basic and diluted.................     1,233         2,576           5,631          6,534         6,794
                                       ========     =========       =========       ========       =======



                                                                 As of December 31,
                                      -------------------------------------------------------------------
                                        1998         1999         2000             2001             2002
                                      --------     -------      --------         --------         -------
                                                                   (In thousands)
Balance Sheet Data:
Cash, cash equivalents,restricted
   cash, short-term investments and
   securities available for sale....   $1,494      $73,366       $11,035          $13,401          $5,992
Working capital (deficit)...........     (371)      58,617         1,174            3,506           2,418
Total assets........................    4,769       95,803        60,614           23,078          18,435
Long-term liabilities...............       21          387           957            2,392           1,769
Total stockholders' equity..........    1,310       81,041        28,213            8,770           8,392

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

Our products and services include the capture, processing, management and distribution of images and related data. Revenues from online auctions and classifieds are primarily transaction based. Our transaction services involve designing, building and managing an image management infrastructure as well as leasing spaces from state-of-the-art co-location facilities with access to telecommunications bandwidth. Since these services are capital intensive, a high percentage of the costs associated with transaction services are fixed and accordingly the margins from transaction services are highly dependent upon asset utilization. Substantially all of our recurring revenue is derived from transaction fees generated by our Rimfire service. In particular, eBay and Homestore are our largest Rimfire customers. eBay represented approximately 60% of total revenue and 82% of total Rimfire service revenue for 2002 and approximately 74% of total revenue and 94% of total Rimfire service revenue for fourth quarter of 2002. Homestore.com represented approximately 16% of total revenue and 13% of total Rimfire service revenue for 2002, but less than 10% of total revenue and Rimfire revenue for the fourth quarter 2002.

Our principal agreements with Homestore and eBay, expire on June 30, 2003 and September 30, 2003, respectively. These agreements are subject to extension, amendment and re-negotiation from time to time. We are currently negotiating extensions to our agreements with both customers. Significant changes in the terms of our relationships with these customers or the loss of either customer could have a material adverse effect on our business. We believe that transaction fees from eBay will continue to increase as a percentage of Rimfire and total revenue through September 30, 2003 as more eBay customers utilize our service on the eBay auction Web site.

Our immersive technology primarily generates revenues in two ways: licenses of software and re-sale of camera equipment. We utilize iPIX keys to license our still immersive technology to capture and save a single immersive image. We also offer time-based seat or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year. Our video immersive technology, which may be off-line or online, may be purchased on a per-unit basis or a per-year license. We sell our immersive products and services primarily into the real estate, security and observation and visual documentation markets. The cost of sales for our licenses is low in proportion to the related revenue. The cost of sales for the sale of camera equipment has generally been 50% to 75% of related revenues.

We also provide professional services to customers that request specific customizations or integrations of our products and services. Providing professional services is labor intensive, and our cost of sales for professional service tends to be 40% to 60% of revenues.

Our real estate business has changed over the past few years. In 2000, our real estate focused revenues were generated from four primary sources: full service virtual tours; image management services; camera kits and immersive keys; and professional services. We offered full service virtual tours through January 2001. A full service tour includes the capture, processing, management and distribution of real estate images and related data for one price. As part of the sale of assets to a subsidiary of Homestore in January 2001, we no longer directly sell full service virtual tours to customers in the U.S. residential real estate market.

Throughout 2001 and 2002, our real estate focused revenues were generated from three primary sources: image management services; camera kits and immersive keys; and other services. Our image management products and services were used in the real estate industry primarily to associate online still images with for-sale listings. This service is offered to customers under license agreements, transaction based agreements and revenue share agreements for real estate properties around the world. Through January 12, 2002, we provided Homestore with processing, hosting and distribution services and received transaction fees.

iPIX INTERNATIONAL

In the third quarter of 2002, we entered into license, distribution and trademark agreements with Soroof International, a Saudi Arabia-based corporation ("Soroof"). Under the agreements, Soroof is the exclusive distributor for iPIX immersive still products, including the iPIX GPS Mapping System, outside of North America and Asia through Soroof's newly established entity, iPIX International ("iPIX-I"). The agreement, effective July 1, 2002, expires December 31, 2007, unless renewed. iPIX-I has an exclusive license to develop integrated solutions for markets including real estate, travel and tourism and other markets in which online marketing is critical. iPIX-I serves as an effective extension of our international channel strategy and allows iPIX to provide our patented immersive still products globally. For a more detailed description of iPIX-I, please see Note 8 in the accompanying financial statements.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release 60 issued by the Securities and Exchange Commission ("SEC") requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements included in our Annual Report filed on Form 10-K include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and actual results may differ from those estimates. Those areas that require the greatest degree of management judgment include revenue recognition, adequacy of the allowance for doubtful accounts, goodwill and significant accruals.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and our financial statements accurately reflect management's best estimate of the results of operations, financial position and cash flows for the periods presented.

We believe the following represent our critical accounting policies:

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, "Software Revenue Recognition," and SAB 101, "Revenue Recognition in Financial Statements." Transaction hosting revenues are recognized as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed or determinable and collection of the resulting receivable was reasonably assured. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is reasonably assured. If there are continuing obligations, then we recognize license revenue ratably over the life of the contract.

Product revenue is recognized upon shipment or delivery provided there are no uncertainties surrounding product acceptance or significant vendor obligations, persuasive evidence of an arrangement exists, the fees are fixed or determinable and collection is reasonably assured.

Royalties derived from desktop imaging products are recognized as revenues upon receipt of the royalty sell-through reports from customers, which are generally in the quarter following the quarter in which the sale by the customer took place.

Revenues from the sale of our virtual tour products are recognized upon distribution to the Web site designated by the customer.

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

Goodwill
Under United States generally accepted accounting principles, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. These estimates include forecasted revenues and operating expenses, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We believe that the accounting estimate related to goodwill is a "critical accounting estimate" because (1) it requires Company management to make assumptions about fair values and (2) the impact of recognizing an impairment could be material to our financial position, as well as our results of operations. Management's assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values. If we are unable to extend our agreement with eBay, we may incur a significant impairment of our goodwill.

Significant Accruals, including Restructuring Charges and Sales Tax

We recorded restructuring charges associated with vacated facilities. The key assumptions associated with these charges include the timing and amount of sub-lease income. In addition, in establishing and providing for sales tax accruals, we make judgments based on the actual tax laws and guidance. While management believes that its judgments and interpretations regarding tax liabilities are appropriate, significant differences in actual experience may materially affect our future financial results.

RECENT DEVELOPMENTS

During 2002, we introduced new products, formed new international distribution arrangements and strengthened our intellectual property rights.

We introduced three iPIX Immersive Video products:

o iPIX Video SDK for Digital Security Applications - a software developers kit licensed to OEMs to integrate iPIX's patented 360-degree video pan/tilt/zoom into security applications. OEM partners are "iPIX enabled" to turn any CCTV camera with a fish-eye lens into a digital pan/tilt/zoom camera with no moving parts.
o iPIX NetCam i1000 - an intelligent network video camera that combines a one mega-pixel high quality video stream with iPIX's patented 360-degree pan/tilt/zoom for observation and security applications.

o 360VS surveillance system for Homeland Security, DoD/Military, Federal, State and local government use. iPIX 360VS provides real-time 360-degree spherical video surveillance with no blind spots and no moving parts. The single-camera solution is the only way to monitor an entire area without multiple cameras. There are no post processing requirements for live, real-time viewing and multiple remote operators can navigate simultaneously in any direction and allows for panning, tilting and zooming of historical images.

We introduced several new and updated versions of still image photography products including:

o The iPIX GPS Mapping System was introduced in June 2002. This system creates a new way to utilize and index iPIX immersive photographs by associating a GPS coordinate with images captured in the field. The system, developed with inputs from customers in the U.S. military, allows customers to quickly map large areas and to see those areas using iPIX's patent immersive imaging.
o Several new digital camera models were introduced in 2002. Included were the Nikon Coolpix 4500 and the Nikon Coolpix 4300. These cameras are the latest in a long line of digital cameras offered by Nikon that provide a high quality and cost effective solution for immersive photography. Additionally, iPIX introduced support for the Canon G2, the Sony DSC-F85 and the Olympus 4040. 2002 marked the introduction of the broadest range of iPIX enabled cameras ever.

We also enhanced our Rimfire service in the following ways:

During 2002, we announced iPIXads which is built on the iPIX Rimfire(R) technology. iPIXads is a turnkey solution providing newspapers with enhanced selling power and revenue opportunities. Newspapers using iPIXads have the ability to accept photos from their classified advertisers via a private labeled online service. Similar to iPIX services provided to the Web's largest auction sites and newspapers, iPIXads features intuitive "image wells" that allow users to crop, rotate, edit and submit photos. Photo submissions can be used in the online and print versions of the paper's classifieds. iPIX provides the service turnkey, complete with localized branding, requiring virtually no technical integration for the newspaper.

iPIXads completes the Company's three-pronged approach for making services available to papers of all sizes. With the addition of iPIXads, Rimfire technology is now available to virtually every newspaper reaching millions of local classified advertisers around the world. Rimfire is also available to newspapers through customized integration, such as LA Times' Recycler.com or San Francisco Chronicle's SFGate.com, or application service providers including AdStar and GDT-NOVA.

Key business benefits of iPIXads:

o iPIX handles all uploading and viewing of photos through a robust imaging infrastructure--a complete outsourced solution that requires virtually no technical integration by the newspaper.
o        iPIXads is designed specifically for call centers,  allowing newspapers
         to  begin  generating   revenue   immediately.
o Enables classified advertisers to take advantage of the visual power of the Internet to improve the effectiveness of their ads.
o The iPIXads interface and URL (Web address) is brandable and customizable allowing newspapers to easily tie this into their print and online marketing programs.
o        Automatically prepares images for optional use in print.

Key features of iPIXads:

o iPIX Rimfire technology automatically performs all photo file format conversions, compression, uploading, storage, and links to the ad.
o Submission of photos is fully automated over the Internet with no special software required.
o Backed by iPIX, which handles nearly two million image uploads and serves over a billion images daily via world-class 24x7x365 network operations with planned 99.7 percent uptime - making it the largest, most robust Internet imaging infrastructure in the world.

International

In 2002, we entered into license, distribution and trademark agreements with Soroof. Under the agreements, Soroof will be the exclusive distributor for iPIX immersive still products, including the iPIX GPS Mapping System, outside of North America and Asia through its newly established entity, iPIX-I. We will provide certain hosting services during the term of the agreements. Soroof has committed to certain minimum quarterly royalties during the term of the agreement. Should these minimum royalties not be met, we have the right to terminate our agreements with Soroof. iPIX has a minority equity interest in iPIX-I, however, iPIX does not have the ability to exercise significant influence over iPIX-I operations. We account for our investment in iPIX-I on the cost basis. We did not make any capital contributions to iPIX-I and we have no commitments to fund iPIX-I. We do have the right, however, but not the obligation, to purchase iPIX-I from Soroof after December 31, 2005 for consideration as defined in the agreement. During 2002, we recognized $0.6 million of revenue under these agreements.

Intellectual Property Rights

On June 11, 2002, we reached an out of court settlement with Oxaal and Minds-Eye. As a result of the settlement, each of the lawsuits and the arbitration proceeding described above in Item 3 were dismissed and mutual releases were executed. Pursuant to the settlement agreement, neither party admitted liability or any wrong doing. We were granted a non-exclusive license under patents and pending patents conceived by Oxaal or in which Oxaal has an interest. The license rights inure to the benefit of our customers with respect to their purchases from us and also inure to the benefit of our business partners with respect to their business relations with us. We do not believe that the cost of the license in 2002 or the future, will have a material effect on our financial condition, results of operations or cash flows.

During the quarter ending September 30, 2002, we received approximately $1.4 million in cash from a previously disclosed favorable jury verdict against Infinite Pictures that found the defendants liable for infringement of our patents under the doctrine of equivalents and awarding us $1.0 million in damages, plus $0.4 million in interest and court costs. The defendants filed for a writ of certiorari with the United States Supreme Court in an effort to reverse the lower court's findings in our favor. The Supreme Court refused to grant the writ, which exhausted the legal remedies for disputing the award. Accordingly, we recorded the $1.0 million in damages as a patent infringement award, along with the $0.4 million in interest and court costs, in the quarter ended September 30, 2002.

RESTRUCTURING ACTIONS

We executed several restructuring actions throughout 2001 and 2002. These actions and the charges relating to them are described below.

On March 1, 2001, we had 552 employees, but by the end of the second quarter we had reduced our workforce by approximately 440 positions. The reductions were primarily in the full-service virtual real estate business. The first quarter reductions resulted in a restructuring charge of $3.0 million. In the second quarter of 2001, we reorganized our management personnel, closed our sales offices throughout the U.S. and made further reductions in our workforce. As a result of these actions, we recorded a $7.2 million restructuring charge in the second quarter of 2001. Included in 2001 is a $1.5 million impairment charge related to the write off of the unamortized portion of our directors' and officers' insurance policy. We were required to obtain a new policy due to the change in control related to our 2001 financing.

In September 2002, $0.7 million of restructuring charges were recorded related to expenses associated primarily with a negotiated buy-out of certain lease obligations for previously vacated offices. We paid approximately $1.3 million during the fourth quarter of 2002 to end our continuing obligations under those leases.

The activity in the current and long-term restructuring accruals for the years ended December 31, were as follows:

(In Thousands)

                              Payments/   Balance at           Payments/   Balance at               Payments/     Balance at
                     Initial  Write-offs   December   Expense   Write-offs   December   Expense in   Write-offs  December 31,
                     Expense   in 2000     31, 2000   in 2001   in 2001     31, 2001       2002      in 2002       2002
                   ----------------------------------------------------------------------------------------------------------

Restructuring
Provisions:
 Severance            $1,584     $(994)        $590   $4,537   $(4,027)      $1,100        $--        $(600)         $500
 Employee debt
  forgiveness             --        --           --    2,163    (2,163)          --         --           --            --
 Write-offs and
   impairments           692      (597)          95    1,959    (2,054)          --         --            --           --
 Lease obligations     1,681      (337)       1,344    3,006    (2,897)       1,453        687       (1,591)          549
 Other                   204      (173)          31       --       (31)          --         --            --           --
                      ------   --------      ------  -------  ---------      ------       ----      --------       ------

Total                 $4,161   $(2,101)      $2,060  $11,665  $(11,172)      $2,553       $687      $(2,191)       $1,049
                      ======   ========      ======  =======  =========      ======       ====      ========       ======


We realized significant savings as a result of these restructuring actions. We expect continued savings to be realized primarily in cost of sales, but also in selling, general and administrative expenses and research and development expenses.

OUTLOOK

The Company is subject to generally prevailing economic conditions and, as such, believes that much of our success in 2003 will be dependent upon the success of our customers and the appropriations processes of various governmental departments. With the elimination of $7.5 million of 2001 full service real estate revenue and other lower margin businesses, revenue in 2002 was less than 2001, but due to the restructuring actions described above, our gross margins were improved. Our principal agreements with Homestore and eBay, expire on June 30, 2003 and September 30, 2003, respectively. These agreements are subject to extension, amendment and re-negotiation from time to time. We are currently negotiating extensions to our agreements with both customers. Significant changes in the terms of our relationships with these customers or the loss of either customer could have a material adverse effect on our business. We believe that transaction fees from eBay will continue to increase as a percentage of revenue through September 30, 2003 as more eBay customers utilize our service on the eBay auction Web site. In 2003, we are launching products aimed at serving the growing needs of the security and observation markets.

We expect to continue to make significant capital investments in our image management infrastructure and in the development of new products for the security market, which may consume some of our cash reserves.



                                                                        Fiscal Years Ended December 31,
                                                                   2000            2001              2002
                                                                ---------       ---------          -------
                                                                (In thousands, except per share data)
Statement of Operations Data:
Revenues:
   Products............................................          $ 48,943        $ 14,758          $ 6,512
   Services............................................             4,730          14,148           15,901
                                                                 --------        --------          -------
                                                                   53,673          28,906           22,413
                                                                 --------        --------          -------
Cost of revenues:
   Products............................................            25,555           7,270            2,145
   Services............................................             2,516           4,991            6,583
                                                                 --------        --------          -------
                                                                   28,071          12,261            8,728
                                                                 --------        --------          -------
Gross profit...........................................            25,602          16,645           13,685
                                                                 --------        --------          -------

Operating expenses:
   Sales and marketing.................................            83,064          21,252            7,607
   Research and development............................            14,582           7,671            4,862
   General and administrative..........................            22,850          15,816            2,933
   Impairment and amortization of intangibles..........           234,024           2,433               --
   Merger expenses.....................................            15,175              --               --
   Loss on disposal of assets..........................                --           1,655               --
   Restructuring and impairment .......................             4,161          11,655              687
                                                                 --------        --------          -------
          Total operating expenses.....................           373,856          60,482           16,089
                                                                 --------        --------          -------
Loss from operations...................................          (348,254)        (43,837)          (2,404)
Interest expense.......................................              (436)        (10,667)            (183)
Interest income........................................             3,345             305              456
Patent infringement award..............................                --              --            1,000
Other expense..........................................            (1,250)           (380)            (12)
                                                                 --------        --------          -------
Net loss before extraordinary gain.....................          (346,595)        (54,579)         (1,143)
Extraordinary gain.....................................                --             901               --
                                                                 --------        --------          -------
Net loss...............................................         $(346,595)       $(53,678)         $(1,143)
                                                                =========        ========          =======
Net loss per common share - basic and diluted..........         $  (61.55)     $    (8.22)         $ (0.17)
                                                                =========        ========          =======
Weighted average common shares - basic and diluted.....             5,631           6,534            6,794
                                                                =========        ========          =======

The following table presents for the periods indicated, the percent relationship to total revenues of select items of our statement of operations:


                                                                    Fiscal Years Ended December 31,
                                                              -------------------------------------------
                                                                2000             2001            2002
                                                              ---------       ----------       ----------
Revenues:
   Products............................................           91.2 %           51.1 %           29.1 %
   Services............................................            8.8             48.9             70.9
                                                              ---------        ---------        ---------
                                                                   100.0           100.0           100.0
                                                              ---------        ---------        ---------

Cost of revenues:
   Products............................................           47.6             25.2              9.5
   Services............................................            4.7             17.3             29.4
                                                              ---------        ---------        ---------
                                                                  52.3             42.5             38.9
                                                              ---------        ---------        ---------
Gross profit...........................................           47.7             57.5             61.1
                                                              ---------        ---------        ---------

Operating expenses:
   Sales and marketing.................................          154.8             73.5             33.9
   Research and development............................           27.2             26.6             21.7
   General and administrative..........................           42.6             54.7             13.1
   Impairment and amortization of intangibles..........          436.0              8.4               --
   Merger expenses.....................................           28.3               --               --
   Loss on disposal of assets..........................             --              5.7               --
   Restructuring and impairment .......................            7.7             40.3              3.1
                                                              ---------        ---------        ---------
          Total operating expenses.....................          696.6            209.2             71.8
                                                              ---------        ---------        ---------
Loss from operations...................................         (648.9)          (151.7)           (10.7)
                                                              ---------        ---------        ---------
Interest expense.......................................           (0.8)           (36.9)            (0.8)
Interest income........................................            6.2              1.1              2.0
Patent infringement award..............................             --               --              4.5
Other expense..........................................           (2.3)            (1.3)            (0.1)
                                                              ---------        ---------        ---------
Net loss before extraordinary gain.....................         (645.8)          (188.8)            (5.1)
Extraordinary gain.....................................             --              3.1              --
                                                              ---------        ---------        ---------
Net loss...............................................         (645.8)%         (185.7)%           (5.1)%
                                                              =========        =========        =========

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Revenues. Total revenues decreased to $22.4 million in 2002, compared to $28.9 million in 2001, a decrease of $6.5 million or 22%. This decrease was due primarily to a decrease of $7.5 million in sales of full service virtual tours to the residential real estate market, which was off-set by an increase of $1.0 million in technology products and services revenues due to increased transaction volumes.

As part of the sale of assets to Homestore.com during the first quarter of 2001, we no longer directly sell full service virtual tours or iPIX keys to customers in the U.S. residential real estate market. Instead, through January 12, 2002, we provided Homstore.com certain processing, hosting and distribution services and received transaction fees and royalties. Throughout 2002, other than full service virtual tours, our real estate focused revenues were generated from three primary sources: image management services; camera kits and immersive keys; and other services. The 2001 revenues of $28.9 million included $21.4 million from the sale of our technology products and services and $7.5 million related to full service virtual real estate tours. We did not have any full service virtual real estate tour revenues in 2002. We expect to generate minimal future revenues from the sale of full service virtual real estate tours in the U.S. residential markets.

Product revenues decreased to $6.5 million in 2002, compared to $14.8 million in 2001, a decrease of $8.3 million. This decrease was due primarily to the $7.5 million reduction in sales of virtual tours and reduced sales and marketing efforts to sell low margin camera kits. Services revenues from our professional services and Rimfire technology were $15.9 million in 2002, compared to $14.1 million in 2001. The increase in service revenues related primarily to expanded use of Rimfire to process images for on-line auction transactions.

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in an iPIX kit. Cost of revenues decreased to $8.7 million in 2002, compared to $12.3 million in 2001, a decrease of $3.6 million or 29%. Cost of revenues as a percentage of total revenues decreased to 39% in 2002 from 42% in 2001. This decrease was primarily the result of a lower volume of virtual tour deliveries and an increase in higher margin Rimfire based revenues.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased to $7.6 million in 2002, compared to $21.3 million in 2001, a decrease of $13.7 million or 64%. This decrease was due primarily to our decision to sell more of our products and services through third parties and become less reliant upon a worldwide direct sales force. As a result, we significantly reduced our sales force and eliminated our field operations personnel resulting in a decrease of $11.6 million. In addition, we eliminated costs relating to technology access and sponsorship fees and decreased advertising and branding expenses, which accounted for $2.1 million of the decrease.

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses decreased to $4.9 million in 2002, compared to $7.7 million in 2001, a decrease of $2.8 million or 37%. This decrease was due primarily to decreased personnel and related costs as a result of our reduction in work force and our exit from the full service virtual tour real estate business.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, bad debt expenses and other costs associated with being a public company. General and administrative expenses decreased to $2.9 million in 2002, compared to $15.8 million in 2001, a decrease of $12.9 million or 81%. This decrease was due primarily to a decrease in personnel and related costs of $6.2 million. Bad debt expense decreased by $4.7 million in 2002 from $4.4 million in 2001. In 2002, no additional provisions for uncollectible receivables were required; however, $0.3 million was collected from previously reserved receivables. Professional fees, which included legal fees, accounting fees and public company expenses, accounted for $2.0 million of the decrease in 2002.

Stock-based Compensation. Stock-based compensation expense is included in various expense line items in the statement of operations and consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant. In addition, it also includes the amortization of the fair value of warrants and options issued to non-employees and restricted stock granted to employees. The related compensation is amortized over the vesting period of the options or stock grants. Expenses related to the warrants are amortized over the term of the agreements to which they relate. The following table summarizes amounts expensed in 2001 and 2002 for stock-based compensation:

                                                Years Ended December 31,
                                         ------------------------------------
(In thousands)                                  2001              2002
                                             --------           --------
Cost of revenues                             $    95             $  --
Sales and marketing                            1,605               171
Research and development                         650                --
General and administrative                     2,149                --
                                             --------            -------
                                             $ 4,499             $  171
                                             ========            ========

The decrease in total expense for 2001 and 2002 was because most of the related stock options and warrants were fully vested prior to the end of 2001. In 2002, we did not issue any additional warrants or stock options priced below the deemed fair market value of our common stock on the date of grant.

Impairment and Amortization of Intangibles. Amortization expense consists of goodwill associated with corporate acquisitions during the second quarter of 2000. We adopted Statement of Financial Accounting Standards 142, "Goodwill and Other Intangible Assets" (FAS 142), effective January 1, 2002. Under FAS 142, goodwill is no longer amortized, but reviewed for impairment annually, or more frequently if certain indicators arise. Amortization of goodwill was $0.0 million in 2002, compared to $2.4 million in 2001.

Loss on Disposal of Assets. Loss on disposal of assets was $1.7 million in the 2001 compared to $0 in 2002. We recorded a loss on disposal of assets as a result of the sale of assets used to provide residential real estate virtual tours that consisted of the remaining residential real estate assets that were unrelated to the 2000 pooling of Interactive Pictures Corporation and bamboo.com.

Restructuring and Impairment. Restructuring and Impairment charges were $0.7 million in 2002, compared to $11.7 million in 2001, a decrease of $11.0 million or 94%. Restructuring charges are primarily associated with reductions of our workforce, outstanding obligations under non-productive leases resulting from the consolidation of certain offices and write-offs of abandoned computers and office furniture and equipment. Included in the 2001 impairment expense is $1.5 million related to the write off of the unamortized portion of our directors' and officers' insurance policy. We were required to obtain a new policy due to the change in control related to our 2001 financing which culminated in the third quarter. Please see Note 4 in the accompanying financial statements for a more detailed explanation.

Interest Expense. Interest expense was $0.2 million 2002, compared to $10.7 million in 2001, a decrease of $10.5 million. In 2001, we recorded non-cash interest expense of $10.0 million related to the accretion of a promissory note issued in the second quarter 2001 to its face value when the promissory note was converted to Series B Preferred Stock during the third quarter of 2001 and $0.3 million of interest expense on the promissory note. The remaining interest expense charges in 2001 and 2002 relate to capital lease obligations.

Interest Income. Interest income consists primarily of interest earned on cash and investments. Interest income increased to $0.5 million in 2002, compared to

$0.3 million in 2001. The increase was primarily due to interest earned of $0.3 million on the patent infringement award.

Patent Infringement Award. The patent infringement award in 2002 of $1.0 million is due to the collection of a previously awarded court judgment for which all legal remedies for appeal have been exhausted and the case is now closed.

Other Expense. Other expense was $0.0 million in 2002, compared to $0.4 million in 2001. The change was primarily due to realized losses on investments sold during 2001.

Extraordinary Gain. Extraordinary gain was $0.9 million 2001, compared to $0.0 million in 2002. We recorded an extraordinary gain from the cash received from the sale of assets to Homestore.com in January, 2001. The assets were used to provide virtual tours of residential real estate properties that were related to the pooling of Interactive Pictures Corporation and bamboo.com which occurred less than 12 months prior to the sale.

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

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in an iPIX kit. Cost of revenues decreased to $12.3 million in 2001, compared to $28.1 million in 2000, a decrease of $15.8 million or 56%. Cost of revenues as a percentage of total revenues decreased to 42% in 2001 from 52% in 2000. This decrease was primarily the result of a lower volume of virtual tour deliveries and an increase in higher margin Rimfire based revenue.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased to $21.3 million in 2001, compared to $83.1 million in 2000, a decrease of $61.8 million or 74%. This decrease was due primarily to our decision to sell more of our products and services through third parties and become less reliant upon a worldwide direct sales force. As a result, we significantly reduced our sales force and eliminated our field operations personnel. In addition, we eliminated costs relating to technology access and sponsorship fees and decreased advertising and branding expenses.

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses decreased to $7.7 million in 2001, compared to $14.6 million in 2000, a decrease of $6.9 million or 47%. This decrease was due primarily to decreased personnel and related costs as a result of our reduction in work force and our exit from the full service virtual tour real estate business.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, bad debt expenses and other costs associated with being a public company. General and administrative expenses decreased to $15.8 million in 2001, compared to $22.9 million in 2000, a decrease of $7.1 million or 31%. This decrease was due primarily to a decrease in personnel and related costs and fees related to professional services. Bad debt expense was $4.4 million in 2001 compared to $4.0 million in 2000, an increase of $0.4 million.

Stock-based Compensation. Stock-based compensation expense is included in various expense line items in the statement of operations and consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant. In addition, it also includes the amortization of the fair value of warrants and options issued to non-employees and restricted stock granted to employees. The related compensation is amortized over the vesting period of the options or stock grants. Expenses related to the warrants are amortized over the term of the agreements to which they relate.

The following table summarizes amounts expensed in 2000 and 2001 for stock-based compensation:

                                               Years Ended December 31,
                                        -------------------------------------
(In thousands)                              2000                    2001
                                         --------                 --------

Cost of revenues                         $   165                  $    95
Sales and marketing                        3,038                    1,605
Research and development                   1,380                      650
General and administrative                   544                    2,149
                                         --------                 --------
                                         $ 5,127                  $ 4,499
                                         ========                 ========


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

Impairment and Amortization of Intangibles. Amortization expense consists of goodwill associated with corporate acquisitions during the second quarter of 2000. Amortization of goodwill was $2.4 million in 2001, compared to $234.0 million in 2000, a decrease of $231.6 million or 99%. The decrease is primarily related to the impairment charge taken in the fourth quarter of 2000 of $176.8 million.

Merger Expenses. Merger expenses consist of costs incurred as a result of the merger of Interactive Pictures and bamboo.com that occurred on January 19, 2000. Merger expense was $0.0 million in 2001, compared to $15.2 million in 2000.

Loss on Disposal of Assets. Loss on disposal of assets was $1.7 million in the 2001 compared to $0 in 2000. We recorded a loss on disposal of assets as a result of the sale of assets used to provide residential real estate virtual tours that consisted of the remaining residential real estate assets that were unrelated to the 2000 pooling of Interactive Pictures Corporation and bamboo.com.

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

Interest Expense. Interest expense was $10.7 million 2001, compared to $0.4 million in 2000, an increase of $10.3 million. In 2001, we recorded non-cash interest expense of $10.0 million related to the accretion of the second quarter 2001 promissory note to its face value when converted to preferred stock during the third quarter of 2001.

Interest Income. Interest income consists primarily of interest earned on cash and investments. Interest income decreased to $0.3 million in 2001, compared to $3.3 million in 2000. This decrease was due primarily to decreased earnings on our cash investments related to lower average cash balances throughout the years.

Other Expense. Other expense was $0.4 million in 2001, compared to other expense of $1.2 million in 2000. In 2001, the expense was due to realized losses on investments sold during 2001, while in 2000, the expense was primarily associated with the write down of various investments.

Extraordinary Gain. Extraordinary gain was $0.9 million 2001, compared to $0.0 million in 2000. We recorded an extraordinary gain from the cash received from the sale of assets to Homestore.com in January, 2001. The assets were used to provide tours of residential real estate properties that were related to the pooling of Interactive Pictures Corporation and bamboo.com which occurred less than 12 months prior to the sale.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At December 31, 2002, we had $6.0 million of cash, cash equivalents, restricted cash and short-term investments.

Net cash used in operating activities was $4.7 million for year ended December 31, 2002 and $26.7 million for the year ended December 31, 2001. Net cash used for operating activities in 2002 was primarily a result of payments throughout the year for accounts payable of $1.1 million and accrued expenses of $1.7 million, many of which related to payments on restructuring and other obligations from 2001 and earlier. In addition, during 2002, accounts receivables increased $2.3 million, primarily as a result of fourth quarter revenues, which were collected in January 2003.

Net cash provided by (used in) investment activities was $(4.9) million for the year ended December 31, 2002 and $13.2 million for the year ended December 31, 2001. Net cash provided by (used in) investing activities was related to the net purchases and maturities of short-term investments, the acquisition of computer software and hardware and other equipment and the proceeds from the sale of assets.

Net cash provided by financing activities was $1.5 million for the year ended December 31, 2002 and $20.0 million for the year ended December 31, 2001. The net cash provided by financing activities for 2002 was due primarily to the proceeds from sale-leaseback transactions. The net cash provided by financing activities for 2001 was due primarily to the sale of shares of our preferred stock, off-set by the repayment of capital lease obligations.

The table below shows our contractual obligations as of December 31, 2002:

  (In thousands)                           Payments Due by Period
                                  Less than    1-3      4 - 5     After 5
                        Total      1 year     years     years      years
 Capital Leases       $  4,090    $ 2,582    $1,508     $  --      $  --
 Operating Leases        7,786      3,189     3,762       771         64
 Total                   11,876     5,771     5,270       771         64

Management believes we have sufficient cash resources to meet our funding needs for 2003. We finished 2002 with approximately $6.0 million in cash, cash equivalents, restricted cash and short-term investments. Our principal agreements with Homestore and eBay, expire on June 30, 2003 and September 30, 2003, respectively. These agreements are subject to extension, amendment and re-negotiation from time to time. We are currently negotiating extensions to our agreements with both customers. Significant changes in the terms of our relationships with these customers, delays in payments from these customers or the loss of either customer could have a material adverse effect on our business. We believe that transaction fees from eBay will continue to increase as a percentage of revenue through September 30, 2003 as more eBay customers utilize our service on the eBay auction Web site.

Depending upon the outcome of the negotiations noted above, the timeliness of collection of our accounts receivable, our rate of growth and our ability to control costs, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to us.

Management's focus in 2003 will be to manage our cash requirements and focus our operations on profitability. Our long-term strategy remains unchanged. We will continue to make significant capital investments as well as investments in research and development for all segments and will invest in the expansion of the online auction and classified businesses and in the development of new security and observation products and services during this economic downturn.

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

In June 2002, the Financial Accounting Standards Board ("FASB") issued FAS 146, "Accounting for Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. We will adopt FAS 146 during the first quarter ending March 31, 2003. The effect on adoption of FAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applicable in 2002. The Company is complying with the disclosure requirements of FIN 45 for the year ending December 31, 2002 (See Note 12) and is evaluating the effect the other requirements may have on its financial statements.

In November 2002, the EITF reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure"("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002, and these disclosures are contained in Note 2. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The Company will continue to apply the APB 25 provisions and will disclose the fair value information on a proforma basis.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51"("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

INFLATION

Inflation has not had a significant impact on our operations to date.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2002, we had $6.0 million of cash, cash equivalents, restricted cash and short-term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we concluded that we do not have material market risk exposure.

Item 8.  Financial Statements and Supplementary Data.

The consolidated financial statements and financial statement schedule of the Company, together with the reports thereon of PricewaterhouseCoopers, LLP, independent accountants, are set forth on the pages indicated in item 15 (a) below of this Annual Report on Form 10-K.

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different form any future results, performance or achievements expressed or implied by such forward-looking statements.

RISK FACTORS

Our operating results are highly dependent on generating recurring revenue from our existing Rimfire service customers, and we must be successful in adding new Rimfire service customers and generating revenue from new markets

Substantially all of our recurring revenue is derived from transaction fees generated by our Rimfire service. In particular, eBay and Homestore.com are our largest Rimfire customers. eBay represented approximately 60% of total revenue and 82% of total Rimfire service revenue for 2002. Homestore.com represented approximately 16% of total revenue and 13% of total Rimfire service revenue for 2002. The loss of either of these customers may have a material adverse effect on our business. Because we are dependent on these two customers, we must continue to add new Rimfire customers in order to increase revenues and diversify our sources of revenue. We must also be successful in developing our product and service offerings for new markets, such as security and observation and classified advertising. In order to achieve and maintain profitability, we must be successful in generating revenue from sales of our product and service offerings into existing and new markets. We must also continue to improve and enhance our Rimfire service. If we fail to do so in a timely manner, or if we suffer a decrease in demand for our products and services, our revenue will decrease.

Our principal agreements with Homestore.com and eBay, expire on June 30, 2003 and September 30, 2003, respectively. These agreements are subject to extension, amendment and re-negotiation from time to time. If these agreements are not extended, we may suffer a material adverse effect on our revenue and our ability to achieve profitability. In addition, any significant decrease in demand for our revenue generating picture services on the eBay auction site could have a material adverse effect on our revenue and our ability to achieve profitability.

We rely on third party systems to provide our Rimfire service

We rely on certain third-party computer systems and third-party service providers, including a third party Internet service provider, to host and maintain our production services for all of our Rimfire customers. The performance and availability of our Internet systems is critical to our business and reputation. Any system failure, including network, software or hardware failure that interrupts the delivery of Rimfire services or decreases our responsiveness to our customers could be disruptive to our business. Our Internet service provider does not guarantee that its Internet access will be uninterrupted, error free or secure. From time to time it is necessary to change the providers of these services. During the period we are moving our services from one provider to another, interruptions in our offerings could occur. Because our revenue from our Rimfire service is transaction based, any interruption in Internet access will result in a loss of revenue for the period that Internet access is unavailable.

Our limited operating history and recent restructuring efforts makes it difficult to evaluate our business

During 2001, we sold our full-service, residential real estate business and completed a significant restructuring of our Company. We focused our business on generating higher margin revenue from our Rimfire and iPIX immersive solutions and significantly reduced our operating expenses and number of employees. As a result, we have a limited operating history on which you can base an evaluation of our business and prospects. Our prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that have undertaken a substantial business restructuring. To address these risks and uncertainties, we must, among other things:

o        increase our customer base for Rimfire services;
o maintain and enhance our brand and expand our immersive product and service offerings;
o        attract, integrate, retain and motivate qualified personnel; and
o        adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives.

Failure to increase our revenues or increases in expenses would prevent us from achieving and maintaining profitability

Until the third quarter of 2002, we had never been profitable. We have incurred significant losses and may incur losses in the future. A substantial portion of our revenues for 2002 and our future revenues will be derived from transaction fees and license fees from our Rimfire customers, particularly eBay Inc. In the future, we may introduce new products and services and enhancements and improvements to our current product and service offerings. We may have to increase our operating expenses in order to increase our customer base, enhance our brand image and support our growing infrastructure. In order for us to become profitable, we must increase our revenues and gross profit margins sufficiently to cover current and future operating expenses. If we fail to do so, we may never achieve sustained profitability.

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

Our success depends on our ability to protect our intellectual property

We rely on trademark, copyright and patent law, trade secret protection and confidentiality or license agreements with our employees, customers, partners and others to protect our proprietary rights. If we are not successful in protecting our intellectual property, there could be a material adverse effect on our business.

While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that:

o any patent can be successfully defended against challenges by third parties;
o        pending patent applications will result in the issuance of patents;
o our competitors or potential competitors will not devise new methods of competing with us that are not covered by our patents or patent applications;
o new prior art will not be discovered which may diminish the value of or invalidate an issued patent; or
o a third party will not have or obtain one or more patents that prevent us from practicing features of our business or will require us to pay for a license to use those features.

Also, our patents, service marks or trademarks may be challenged and invalidated or circumvented. In addition, we are exposed to infringement of our intellectual property in foreign markets because our intellectual property is protected under United States laws that may not extend to foreign uses.

We have been involved in litigation relating to the protection of intellectual property rights and could be involved in future litigation as third parties develop products that we believe infringe on our patents and other intellectual property rights. We have experienced attempts to misappropriate our technology, and we expect those attempts may continue. We have been involved in litigation in which our rights to technology have been challenged. The cost of such litigation, or the determination against us in this type of lawsuit, could have a material adverse effect on our business.

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

We may not be successful in expanding our business into international markets

A part of our long-term strategy has been to expand into international markets. The success of any additional foreign operations will be substantially dependent upon our entering and succeeding in those markets, including through joint ventures or other indirect strategies. We may experience difficulty in managing international operations as a result of competition, technical problems, distance, language or cultural differences.

As we manage our international efforts, we will be subject to a number of risks, including the following:

o failure of foreign countries to rapidly adopt the Internet, digital imaging or other required technologies;
o unexpected changes in regulatory requirements, especially regarding the Internet;
o slower payment and collection of accounts receivable than in our domestic market; and
o        political and economic instability.

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

Our certificate of incorporation and bylaws contain anti-takeover provisions that may make it more difficult or expensive to acquire us in the future, which could negatively affect our stock price

Our amended and restated certificate of incorporation and amended and restated bylaws and applicable provisions of Delaware law contain several provisions that may make it more difficult for a third party to acquire control of us without the approval of our board of directors. In addition, in October of 2000, our board of directors approved a stockholder rights plan that has the effect of making an acquisition of us prohibitively expensive unless our board of directors approves of the acquisition. The provisions of our certificate and bylaws and the Delaware General Corporation Law may make it more difficult or expensive for a third party to acquire a majority of our outstanding voting common stock or delay, prevent or deter a merger, acquisition, tender offer or proxy contest, which may negatively affect our stock price.

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

Our market is highly competitive, and our business may suffer if we are unable to compete successfully

The market for our immersive products and our Rimfire products and services are new and rapidly evolving. Competitions for Rimfire primarily comes in the form of a buy vs. build analysis. We currently see minimal competition from other providers of image management services. The market for immersive products and services is intensely competitive. We compete with other providers of immersive imaging technology, such as Apple, BeHere Corporation, Remote Reality and iSeeMedia. Each of these companies develops and markets products and services similar to ours. We expect additional competition from other emerging and established companies. There can be no assurance that the Company's current and potential competitors will not develop products that are more effective than our current or future products, or that our products and technology will not be rendered obsolete by such developments. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to promotion and sale of their products than us. Our business will suffer if we are unable to compete effectively.

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

Recent terrorist activities and resulting military and other actions could adversely affect our business

Terrorist attacks in 2001 and 2002 disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad, and the continued military action and heightened security measures, may cost significant disruptions to global commerce. Such disruptions could result in the delay or cancellation of customer orders, a general decrease in corporate spending on information technology or our ability to effectively market and sell our products and services. Such events could have material adverse affect on our business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information called for by this item is incorporated herein by reference to iPIX's Information Statement for its Annual Meeting of Stockholders to be held on or about May 6, 2003, to be filed with the SEC pursuant to Regulations 14C under the Securities Exchange Act of 1934, as amended.

Item 11.  Executive Compensation

The information called for by this item is incorporated herein by reference to iPIX's Information Statement for its Annual Meeting of Stockholders to be held on or about May 6, 2003, to be filed with the SEC pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item is incorporated herein by reference to iPIX's Information Statement for its Annual Meeting of Stockholders to be held on or about May 6, 2003, to be filed with the SEC pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended.

Item 13.  Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to iPIX's Information Statement for its Annual Meeting of Stockholders to be held on or about May 6, 2003, to be filed with the SEC pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended.

                                     PART IV

Item 14.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of a date within 90 days of the filing date of this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company's consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15.  Exhibits, Financial Statement Schedules and Reports on form 8-K.

         (a)

         (1) The following documents are filed as part of this Annual Report on Form 10-K:

                                                                          Page

Internet Pictures Corporation Consolidated Financial
   Statements Consolidated Balance Sheets at
   December 31, 2001 and 2002 .............................................F-2

Consolidated Statements of Operations for the
   years ended December 31, 2000, 2001 and 2002............................F-3

Consolidated Statements of Changes in Stockholders'
   Equity for the years ended December 31, 2000, 2001 and 2002.............F-4

Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 2001 and 2002........................................F-6

Notes to Consolidated Financial Statements.................................F-8

         (2) Except as provided below, all schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

                      Report Of Independent Accountants On
                          Financial Statement Schedule

  To the Board of Directors and Stockholders of Internet Pictures Corporation:

  Our audits of the consolidated financial statements referred to in our report dated March 27, 2003 appearing in this Annual Report on Form 10-K also included an audit of the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


  /s/  PricewaterhouseCoopers LLP
  -------------------------------

  San Jose, California
  March 27, 2003

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FISCAL YEARS 2000, 2001 AND 2002

                                         Additions
                            Balance     (deductions)  Write-offs   Balance at
                           Beginning     Charged to      and         End of
Description                of Period      Expense     Deductions     Period
------------------------  -----------  ------------  ------------  -----------

     2000
------------------------
Allowance for Doubtful
   Accounts               $     198     $   4,419    $      --     $  4,617

Valuation Allowance on
  Deferred Tax Assets       (30,737)           --      (65,114)     (95,851)

Provision for Excess and
  Obsolete Inventory             55           145            3          203

     2001
-----------------------
Allowance for Doubtful
  Accounts                    4,617         4,421       (6,867)       2,171

Valuation Allowance on
  Deferred Tax Assets       (95,851)           --       82,180      (13,671)

Provision for Excess and
  Obsolete Inventory            203           276           14          493


     2002
-----------------------
Allowance for Doubtful
  Accounts                    2,171         (279)       (1,684)         208

Valuation Allowance on
  Deferred Tax Assets       (13,671)          --        (7,051)     (20,722)

Provision for Excess and
  Obsolete Inventory            493           --          (333)         160


         (b) Reports on Form 8-K.

         The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

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

10.1* Employment Agreement dated July 1, 2001, between Internet Pictures Corporation and Donald W. Strickland (incorporated herein by reference to Form 10-Q as filed with the Commission on August 14, 2001).

10.2* Employment Agreement dated July 1, 2001, between Internet Pictures Corporation and Paul A. Farmer (incorporated herein by reference to Form 10-Q as filed with the Commission on August 14, 2001).

10.3*# Employment Agreement dated July 1, 2001 between Internet Pictures Corporation and Sarah Pate.

10.4* Employment Agreement dated May 31, 2001 between Internet Pictures Corporation and Matthew S. Heiter (incorporated herein by reference to Form 10-K as filed with the Commission on March 29, 2002)

10.5     Amended  and  Restated  Internet   Pictures   Corporation  2001  Equity
         Incentive Plan (incorporated herein by reference to Form S-8 as filed with the Commission on January 16, 2002).

10.6 Amended and Restated 1997 Equity Compensation Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139))

10.7 Amended and Restated 1998 Employee, Director and Consultant Stock Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139)).

10.8 1999 Employee Stock Purchase Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139)

10.9 2000 Equity Incentive Plan (incorporated herein by reference to Form S-8 as declared effective on June 27, 2000 (File No. 333-40160).

10.10 PictureWorks Technology, Inc. 1994 Stock Option Plan (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

10.11 PictureWorks Technology, Inc. 1996 Stock Option Plan (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

10.12 PictureWorks Technology, Inc. 1997 Stock Option Plan (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

10.13 Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999 (File No. 333-80639)).

10.14 Acquisition Agreement dated January 12, 2001 between Internet Pictures Corporation and Homestore Virtual Tours, Inc. (incorporated herein by reference to Form 8-K as filed with the Commission on January 29,
         2001).

10.15** License Agreement dated January 12, 2001 between Internet Pictures Corporation and Homestore Virtual Tours, Inc. (incorporated herein by reference to Form 10-K as filed with the Commission on April 2, 2001).

10.16** Visual Content Service Agreement, as amended, between Internet Pictures Corporation and eBay Inc. (incorporated herein by reference to Form 10-Q filed with the Commission on October 31, 2001).

10.17 Purchase Agreement between Internet Pictures Corporation and eBay Inc. dated September 26, 2001 (incorporated herein by reference to Form 10-Q filed with the Commission on October 31, 2001).

10.18 Master Lease Agreement between Internet Pictures Corporation and eBay Inc. dated September 26, 2001 (incorporated herein by reference to Form 10-Q filed with the Commission on October 31, 2001).

10.19 Purchase Agreement between Internet Pictures Corporation and eBay Inc. dated December 1, 2001(incorporated herein by reference to Form 10-K filed with the Commission on March 29, 2002).

10.20 Purchase Agreement No. 3 between the Company and eBay Inc. dated May 31, 2002 (incorporated herein by reference to Form 10-Q filed with the Commission on August 13, 2002).

21.1#    Subsidiaries of the Registrant.

23.1#    Consent of PricewaterhouseCoopers LLP

24.1     Power of Attorney (included on page 28)

99.1# Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2# Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                          INTERNET PICTURES CORPORATION
                          By:/s/Donald W. Strickland
                             -------------------------------------
                             Donald W. Strickland
                             President and Chief Executive Officer

                          Date:  March 28, 2003

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

            Signature                        Title                     Date

  /s/ Donald W. Strickland           President, Chief Executive   March 28, 2003
  ------------------------           Officer and Director         --------------
  Donald W. Strickland

  /s/Paul A. Farmer                  Chief Financial Officer      March 28, 2003
  -----------------                  (Chief Accounting Officer)   --------------
  Paul A. Farmer

  /s/ David M. Wilds                 Chairman of the Board of     March 28, 2003
  ------------------                 Directors                    --------------
  David M. Wilds

  /s/ Gregory S. Daily               Director                     March 28, 2003
  --------------------                                            --------------
  Gregory S. Daily

                                     Director
  -----------------------                                         --------------
  Michael D. Easterly

  /s/ Thomas M. Garrott              Director                     March 28, 2003
  ---------------------                                           --------------
  Thomas M. Garrott

  /s/ Laban P. Jackson, Jr.          Director                     March 28, 2003
  -------------------------                                       --------------
  Laban P. Jackson, Jr

  /s/ Andrew P. Seamons              Director                     March 28, 2003
  ---------------------                                           --------------
  Andrew P. Seamons

                                302 CERTIFICATION

I, Donald Strickland, certify that:

1. I have reviewed this annual report on Form 10-K of Internet Pictures Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   March 28, 2003

   /s/ Donald Strickland
   ---------------------
   Donald Strickland
   Chief Executive Officer

                                302 CERTIFICATION

I, Paul Farmer, certify that:

1. I have reviewed this annual report on Form 10-K of Internet Pictures Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   March 28, 2003
   /s/ Paul Farmer
   -----------------------
   Paul Farmer
   Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Internet Pictures Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Internet Pictures Corporation and its subsidiaries (the "Company") at December 31, 2001 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."


/s/ PricewaterhouseCoopers LLP
------------------------------
San Jose, California

March 27, 2003

                          INTERNET PICTURES CORPORATION
                           CONSOLIDATED BALANCE SHEETS





                                                                                              DECEMBER 31,
                                                                                     ------------------------------
                                                                                        2001               2002
                                                                                     -----------        -----------
                                                                                             (In thousands,
                                                                                            except share and
                                                                                            per share amounts)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents ......................................................     $    11,103        $     3,020
Restricted cash and short-term investments......................................           2,298              2,972
Accounts receivable, net of allowance for doubtful accounts of
   $2,171 in 2001 and $208 in 2002 .............................................             921              3,535
Inventory, net of reserve for obsolescence of $493 in 2001 and $160 in 2002 ....             219                181
Prepaid expenses and other current assets ......................................             881                984
                                                                                     -----------        -----------
       Total current assets ....................................................          15,422             10,692

Computer hardware, software and other, net .....................................           4,614              4,631
Other assets ...................................................................              --                 70
Goodwill .......................................................................           3,042              3,042
                                                                                     -----------        -----------
       Total assets ............................................................     $    23,078        $    18,435
                                                                                     ===========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:

Accounts payable ...............................................................     $     1,500        $       360
Accrued liabilities ............................................................           7,557              5,426
Deferred revenue ...............................................................           1,592                 85
Current portion of obligations under capital leases ............................           1,267              2,403
                                                                                     -----------        -----------
       Total current liabilities ...............................................          11,916              8,274
                                                                                     -----------        -----------
Obligations under capital leases, net of current portion .......................           1,277              1,459
                                                                                     -----------        -----------
Other non-current liabilities ..................................................           1,115                310
                                                                                     -----------        -----------
Commitments and contingencies (Note 12)

STOCKHOLDERS' EQUITY:

Preferred stock, $0.001 par value: .............................................               1                  1
   Authorized:  5,001,100 shares in 2001 and 2002
   Issued and outstanding: 1,115,080 shares in 2001 and 2002
   (Aggregate liquidation value: $22,276 in 2001, $24,560 in 2002)
Common stock, $0.001 par value: ................................................              65                 65
   Authorized:  150,000,000 in 2001 and 50,000,000 in 2002
   Issued and outstanding:  6,729,869 shares in 2001 and 6,795,007 shares in 2002
Class B common stock, $0.0001 par value: .......................................              --                 --
   Authorized:  7,421,536 shares in 2001 and 2002
   Issued and outstanding:  17,948 shares in 2001 and 2002
Additional paid-in capital .....................................................         513,468            513,937
Note receivable from stockholder ...............................................            (179)                --
Unearned stock-based compensation ..............................................            (142)                --
Accumulated deficit ............................................................        (503,974)          (505,117)
Accumulated other comprehensive loss ...........................................            (469)              (494)
                                                                                     -----------        -----------
       Total stockholders' equity ..............................................           8,770              8,392
                                                                                     -----------        -----------
       Total liabilities and stockholders' equity ..............................     $    23,078        $    18,435
                                                                                     ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.



                          INTERNET PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------------------------

                                                                        2000               2001                 2002
                                                                     ---------          -----------          -----------
                                                                          (In thousands, except per share amounts)
REVENUES:

Products ...................................................         $  48,943          $    14,758          $     6,512
Services ...................................................             4,730               14,148               15,901
                                                                     ---------          -----------          -----------

                                                                        53,673               28,906               22,413
                                                                     ---------          -----------          -----------
COST OF REVENUES:
Products....................................................            25,555                7,270                2,145
Services....................................................             2,516                4,991                6,583
                                                                     ---------          -----------          -----------

                                                                        28,071               12,261                8,728
                                                                     ---------          -----------          -----------

Gross profit ...............................................            25,602               16,645               13,685
                                                                     ---------          -----------          -----------

OPERATING EXPENSES:
Sales and marketing.........................................            83,064               21,252                7,607
Research and development....................................            14,582                7,671                4,862
General and administrative..................................            22,850               15,816                2,933
Impairment and amortization of intangibles .................           234,024                2,433                   --
Merger expenses ............................................            15,175                   --                   --
Loss on disposal of assets .................................                --                1,655                   --
Restructuring and impairment ...............................             4,161               11,655                  687
                                                                     ---------          -----------          -----------

Total operating expenses ...................................           373,856               60,482               16,089
                                                                     ---------          -----------          -----------

Loss from operations .......................................          (348,254)             (43,837)              (2,404)

OTHER INCOME (EXPENSE):
Interest expense ...........................................              (436)             (10,667)                (183)
Interest income ............................................             3,345                  305                  456
Patent infringement award ..................................                --                   --                1,000
Other ......................................................            (1,250)                (380)                 (12)

                                                                     ---------          -----------          -----------

Net loss before extraordinary gain .........................          (346,595)             (54,579)              (1,143)
Extraordinary gain .........................................                --                  901                   --
                                                                     ---------          -----------          -----------

Net loss....................................................         $(346,595)         $   (53,678)         $    (1,143)
                                                                     =========          ===========          ===========

Basic and diluted loss per common share ....................         $  (61.55)         $     (8.22)         $     (0.17)
                                                                     =========          ===========          ===========

Weighted average common shares - basic and diluted..........             5,631                6,534                6,794
                                                                     =========          ===========          ===========






The accompanying notes are an integral part of these consolidated financial statements.

                          INTERNET PICTURES CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE PERIOD FROM JANUARY 1, 2000 TO DECEMBER 31,
                    2002 (In thousands, except share amounts)



                                                                      Class B                                         Additional
                                                                   Common Stock                     Common Stock        Paid-in
                                                                      Number       Amount        Number      Amount     Capital
                                                                ----------------------------------------------------------------

Balances, December 31, 1999                                          701,274      $     1       3,823,158     $38     $ 187,829
Issuance of common stock from secondary offering                          --           --         611,500       6        68,768
Issuance of common stock from acquisitions                                --           --         486,657       5       218,473
Stock issued on exercise of stock options                                 --           --         433,266       4         2,113
Conversion of Class B common stock into common stock                (297,101)          (1)        297,101       3            (2)
Stock issued from employee stock purchase plan                            --           --          49,539      --         1,387
Stock issued from option exchange program                                 --           --         245,181       3         3,197
Notes receivable from stockholders                                        --           --              --      --            --
Repayment of notes from stockholders                                      --           --              --      --            --
Unearned stock-based compensation                                         --           --              --      --         2,333
Amortization of unearned stock-based compensation                         --           --              --      --            --
Net loss                                                                  --           --              --      --            --
Other comprehensive income                                                --           --              --      --            --
                                                                   ---------      -------      ----------     ---     ---------
Balances, December 31, 2000                                          404,173      $    --       5,946,402     $59     $ 484,098

                                                                   =========      =======      ==========     ===     =========

                                                                    Notes                    Accumulated
                                                                 Receivable     Unearned       Other
                                                                    From       Stock-Based  Comprehensive  Accumulated
                                                                 Stockholders  Compensation    Income        Deficit       Total
                                                               --------------------------------------------------------------------

Balances, December 31, 1999                                       $  (181)     $(2,955)         $10         $(103,701)    $  81,041
Issuance of common stock from secondary offering                       --           --           --                --        68,774
Issuance of common stock from acquisitions                             --           --           --                --       218,478
Stock issued on exercise of stock options                              --           --           --                --         2,117
Conversion of Class B common stock into common stock                   --           --           --                --            --
Stock issued from employee stock purchase plan                         --           --           --                --         1,387
Stock issued from option exchange program                              --       (3,200)          --                --            --
Notes receivable from stockholders                                 (2,349)          --           --                --        (2,349)
Repayment of notes from stockholders                                  181           --           --                --           181
Unearned stock-based compensation                                      --       (2,333)          --                --            --
Amortization of unearned stock-based compensation                      --        5,127           --                --         5,127
Net loss                                                               --           --           --          (346,595)     (346,595)
Other comprehensive income                                             --           --           52                --            52
                                                                  -------      -------          ---         ---------     ---------
Balances, December 31, 2000                                       $(2,349)     $(3,361)         $62         $(450,296)    $  28,213
                                                                  =======      =======          ===         =========     =========



                                                       Class B                                                            Additional
                                                     Common Stock                Preferred Stock        Common Stock        Paid-in
                                                        Number     Amount       Number    Amount    Number      Amount      Capital
                                                   ---------------------------------------------------------------------------------

Balance, December 31, 2000                             404,173    $    --           --       $--     5,946,402     $59    $ 484,098
Stock issued on exercise of stock options                              --           --        --        37,977      --           28
Stock issued from employee stock purchase plan              --         --           --        --        31,581      --           86
Stock issued from option exchange program                   --         --           --        --       137,684       1          968
Notes receivable from stockholders                          --         --           --        --            --      --           --
Unearned stock-based compensation                           --         --           --        --            --      --          310
Sale of convertible debt and preferred stock                --         --    1,115,080         1            --      --       30,962
Amortization of unearned stock-based compensation           --         --           --        --            --      --           --
Dividend to stockholder                                     --         --           --        --       190,000       2       (2,981)
Conversion of Class B common stock                    (386,225)        --           --        --       386,225       3           (3)
Net loss                                                    --         --           --        --            --      --           --
Other comprehensive loss                                    --         --           --        --            --      --           --
                                                     ---------    -------    ---------      ----    ----------     ---    ---------
Balances, December 31, 2001                             17,948    $    --    1,115,080       $ 1     6,729,869     $65    $ 513,468
                                                     =========    =======    =========      ====    ==========     ===    =========


                                                                    Notes                    Accumulated
                                                                 Receivable     Unearned        Other
                                                                    From       Stock-Based  Comprehensive   Accumulated
                                                                 Stockholders  Compensation Income (Loss)     Deficit       Total
                                                               --------------------------------------------------------------------

Balances, December 31, 2000                                       $(2,349)     $(3,361)       $  62         $(450,296)    $  28,213
Stock issued on exercise of stock options                              --           --           --                --            28
Stock issued from employee stock purchase plan                         --           --           --                --            86
Stock issued from option exchange program                              --         (970)          --                --            --
Notes receivable from stockholders                                  2,170           --           --                --         2,170
Unearned stock-based compensation                                      --         (310)          --                --            --
Sale of convertible debt and preferred stock                           --           --           --                --        30,962
Amortization of unearned stock-based compensation                      --        4,499           --                --         4,499
Dividend to stockholder                                                --           --           --                --        (2,979)
Conversion of Class B common stock                                     --           --           --                --            --
Net loss                                                               --           --           --           (53,678)      (53,678)
Other comprehensive loss                                               --           --         (531)               --          (531)
                                                                  -------      -------        -----          ---------    ---------
Balances, December 31, 2001                                       $  (179)     $  (142)       $(469)         $(503,974)   $   8,770
                                                                  =======      =======        =====          =========    =========



                                                       Class B                                                           Additional
                                                     Common Stock                Preferred Stock        Common Stock        Paid-in
                                                        Number     Amount       Number    Amount    Number      Amount      Capital
                                                   ---------------------------------------------------------------------------------

Balances, December 31, 2001                             17,948    $    --    1,115,080       $ 1     6,729,869     $65    $ 513,468
Stock issued on exercise of stock options                              --           --        --        32,500      --           84
Stock issued from employee stock purchase plan              --         --           --        --        32,638      --           47
Note receivable from stockholder                            --         --           --        --            --      --           --
Unearned stock-based compensation                           --         --           --        --            --      --           29
Reversal of accrued stock issuance costs                    --         --           --        --            --      --          309
Amortization of unearned stock-based compensation           --         --           --        --            --      --           --
Net loss                                                    --         --           --        --            --      --           --
Foreign currency translation                                --         --           --        --            --      --           --
                                                     ---------    -------    ---------      ----    ----------     ---    ---------
Balances, December 31, 2002                             17,948    $    --    1,115,080       $ 1     6,795,007     $65    $ 513,937
                                                     =========    =======    =========      ====    ==========     ===    =========




                                                                    Note                    Accumulated
                                                                 Receivable     Unearned        Other
                                                                    From       Stock-Based  Comprehensive   Accumulated
                                                                 Stockholder   Compensation     Loss          Deficit       Total
                                                               --------------------------------------------------------------------

Balances, December 31, 2001                                       $  (179)     $  (142)        $(469)       $(503,974)    $   8,770
Stock issued on exercise of stock options                              --           --            --               --            84
Stock issued from employee stock purchase plan                         --           --            --               --            47
Note receivable from stockholder                                      179           --             --              --           179
Unearned stock-based compensation                                      --          (29)           --               --            --
Reversal of accrued stock issuance costs                               --           --            --               --           309
Amortization of unearned stock-based compensation                      --          171            --               --           171
Net loss                                                               --           --            --           (1,143)       (1,143)
Foreign currency translation                                           --           --           (25)              --           (25)
                                                                  -------      -------         -----         --------      --------
Balances, December 31, 2002                                       $    --      $    --         $(494)       $(505,117)    $   8,392
                                                                  =======      =======         =====         ========      ========

The accompanying notes are an integral part of these consolidated financial statements.



                          INTERNET PICTURES CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                              YEARS ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
                                                                                      2000             2001               2002
                                                                                   ---------        -----------        -----------
                                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss ...................................................................       $(346,595)        $  (53,678)        $   (1,143)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization ............................................          63,047              3,477              3,400
  Impairment and amortization of intangibles................................         176,831              2,434                 --
  Provision for doubtful accounts receivable ...............................           4,419              4,421               (279)
  Provision for inventory obsolescence .....................................             145                276                 --
  Amortization of discounts on securities available-for-sale ...............             141                 --                 --
  Interest charge for amortization of discount on convertible debt..........              --             10,000                 --
  Non-cash compensation expense related to issuance of options and warrants.           5,127              4,499                171
  Forgiveness of debt.......................................................              --              2,193                 --
  Impairment loss ..........................................................              --              1,122                 --
  Loss on disposal of equipment ............................................              --              1,655                 --
  Extraordinary gain .......................................................              --               (901)                --
Changes in operating assets and liabilities:
  Accounts receivable ......................................................         (13,731)             1,546             (2,335)
  Inventory ................................................................            (147)               566                 38
  Prepaid expenses and other current assets ................................             804                904               (103)
  Other long-term assets ...................................................              64              1,199                (70)
  Accounts payable .........................................................          (2,219)            (2,697)            (1,140)
  Accrued liabilities ......................................................           8,818             (3,825)            (1,723)
  Deferred revenue .........................................................           3,402                158             (1,507)
                                                                                   ---------        -----------        -----------
      Net cash used in operating activities ................................         (99,894)           (26,651)            (4,691)
                                                                                   ---------        -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computer hardware, software and other..........................         (13,745)            (1,440)            (3,508)
Proceeds from sale of assets ...............................................              --              8,666                 --
Acquisitions, net of cash received .........................................          (8,290)                --                 --
Purchases of securities available-for-sale and short-term investments.......         (44,766)                --             (1,400)
Maturities of securities available-for-sale ................................          93,369              6,000                 --
Note receivable from stockholder...........................................          (2,000)                --                 --
Other ......................................................................              32                 --                 --
                                                                                   ---------        -----------        -----------
      Net cash provided by (used in) investing activities ..................          24,600             13,226             (4,908)
                                                                                   ---------        -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock .................................          70,161                 86                 47
Net proceeds from issuance of convertible debt and exercise of warrants for
  preferred stock ..........................................................              --             20,666                 --
Proceeds from exercise of stock options and warrants .......................           2,117                 28                 84
Proceeds from sale/leaseback ...............................................              --              2,840              3,870
Repayments of capital lease obligations and notes payable ..................         (10,623)            (2,762)            (2,460)
Distribution to stockholders  ..............................................              --               (839)                --
                                                                                   ---------        -----------        -----------
      Net cash provided by financing activities ............................          61,655             20,019              1,541
                                                                                   ---------        -----------        -----------
Effect of exchange rate changes on cash ....................................             334               (813)               (25)
                                                                                   ---------        -----------        -----------
Net increase (decrease) in cash and cash equivalents .......................         (13,305)             5,781             (8,083)
Cash and cash equivalents, beginning of year ...............................          18,627              5,322             11,103
                                                                                   ---------        -----------        -----------
Cash and cash equivalents, end of year .....................................       $   5,322         $   11,103         $    3,020
                                                                                   =========        ===========        ===========


SUPPLEMENTAL DATA

                                                                                                   YEARS ENDED DECEMBER 31,
                                                                                               -----------------------------
                                                                                              2000         2001        2002
                                                                                             ------       ------      ------
Supplemental disclosures:
     Unearned stock-based compensation related to stock options and warrants                 $5,533       $1,280      $   29

     Interest paid                                                                              407          667         183

     Conversion of accrued interest into Series B preferred stock                                --          277          --



The accompanying notes are an integral part of these consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF OPERATIONS

Internet Pictures Corporation ("iPIX" or "Company") provides mission-critical imaging solutions for commerce, communication and security applications. The Company's solutions create, process and manage a rich variety of media including still images, 360-degree by 360-degree immersive images, video, text and audio.

IPIX's extensive intellectual property covers patents for immersive imaging, video and surveillance applications.

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

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company's Canadian and United Kingdom subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into the Company's functional currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities and transactions are translated at exchange rates prevailing at the respective transaction dates. Revenue and expenses are translated at the average rates of exchange during the year. Translation gains and losses are recorded in accumulated other comprehensive income. Transaction exchange gains and losses are included in the statement of operations and have not been material for any periods presented.

POOLING OF INTERESTS. Interactive and iPIX received stockholder approval and executed an Agreement and Plan of Merger ("the merger agreement") in January 2000. Pursuant to the merger agreement, Interactive became a wholly-owned subsidiary of iPIX and iPIX issued 1.369 shares of its common stock for every share of Interactive common stock outstanding immediately prior to the Effective Time (as defined in the merger agreement) of the merger. The transaction was accounted for as a pooling of interests.

CASH, CASH EQUIVALENTS, RESTRICTED CASH AND SHORT-TERM INVESTMENTS. The Company considers all highly liquid debt instruments with an original maturity or remaining maturity at date of purchase of three months or less to be cash equivalents. All other liquid investments are classified as either short-term or long-term investments.

Management determines the appropriate classification of investment securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Available-for-sale securities are carried at fair value with the resulting unrealized gains and losses reported as a component of accumulated other comprehensive income(loss). At December 31, 2002, the Company had $1,400 of investments with a remaining maturity of six months that have been provided as collateral for certain capital lease obligations and, accordingly, classified as restricted. The remaining balance of restricted cash relates primarily to certain customer deposits.

Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in the statement of operations. The cost of securities sold is based on the specific identification method. There have been no such transactions in the year ended December 31, 2002.

Interest income includes interest, amortization of purchase premiums and discounts and realized gains and losses on sales of securities. A realized loss of $282 was recognized in 2001, while in 2000, a $1,250 other expense was recognized primarily because of the write down of various investments.

CERTAIN RISKS AND CONCENTRATIONS. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash and short-term investments and accounts receivable. Cash, cash equivalents and restricted cash and short-term investments are deposited with high quality financial institutions. Accounts receivable are derived from revenue earned from customers located in the U.S. and abroad. The Company performs ongoing credit evaluations of customers' financial condition and the Company does not require collateral from customers.

The following table summarizes the revenue from customers in excess of 10% of total revenues:

                                                  Years ended December 31,
                                                     2001             2002
                                                     ----             ----

Homestore ..................................          23%              16%
eBay .......................................          21%              60%

At December 31, 2002, Homestore and eBay represented 0% and 83% of accounts receivable, respectively. All amounts due from eBay as of December 31, 2002, were collected in full during January 2003. The Company's principal agreements with Homestore and eBay, expire on June 30, 2003 and September 30, 2003, respectively. These agreements are subject to extension, amendment and re-negotiation from time to time. During the year ended December 31, 2000, no customer equaled more than 10% of the Company's revenue and as of December 31, 2001 no customer accounted for more than 10% of the Company's accounts receivable.

Depending upon the outcome of the negotiations noted above, the timeliness of collection of accounts receivable, the Company's rate of growth and ability to controls costs may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available, or if available that such financing can be obtained on terms satisfactory to the Company.

INVENTORY. Inventory, which consists primarily of digital cameras and related hardware, is stated at the lower of cost or market, with costs determined using standard costs (which approximate actual first-in, first-out costs). The Company records a provision for obsolete inventory whenever an impairment has been identified.

PREPAID EXPENSES. Prepaid expenses consist primarily of insurance, maintenance and rent, which will be reflected as an expense during the period benefited.

COMPUTER HARDWARE, SOFTWARE AND OTHER. Computer hardware and software are recorded at cost and are depreciated primarily using the straight-line method over estimated useful lives, which range from two to three years. Furniture and fixtures are depreciated over the estimated useful life, which range from two to ten years. Leasehold improvements are amortized over the term of the lease or estimated useful life, which ranges from one to five years. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in operations as incurred.

ACCOUNTING FOR LONG-LIVED ASSETS. The carrying value of intangible assets, computer hardware and software and other long-lived assets is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. The Company recognizes impairment losses whenever events or circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. The measurement of the impairment losses to be recognized is based on the difference between the discounted cash flows from such assets and the carrying amounts of the assets. During 2000, the Company recorded an impairment of goodwill (See Note 5).

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

REVENUE RECOGNITION. The Company recognizes revenue in accordance with SOP 97-2, "Software Revenue Recognition" and SAB No. 101, "Revenue Recognition in Financial Statements." Transaction hosting revenues are recognized ratably as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed or determinable and collection of the resulting receivable was reasonably assured. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is reasonably assured. If there are continuing obligations, then license fees are recognized ratably over the life of the contract.

Product revenue is recognized upon shipment or delivery provided there are no uncertainties surrounding product acceptance, persuasive evidence of an arrangement exists, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured.

Revenues generated from professional services are recognized as the related services are performed. When such professional services are combined with on-going transaction services or are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized while the transaction services are performed, on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and ARB No. 45, "Long-Term Construction-Type Contracts." In February 2002, the Emerging Issues Task Force ("EITF") issued EITF 00-14, "Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred"("EITF-00-14"), which is effective for financial statements beginning after December 31, 2001. EITF 00-14 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. The Company adopted EITF 00-14 in the quarter ended March 31, 2002. The adoption of EITF 00-14 did not have a material effect on reported results of operations, financial position or cash flows.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS. Carrying amounts of the Company's financial instruments including short-term investments, accounts receivable, accounts payable, accrued liabilities approximate fair value due to their short maturities. Obligations under capital leases are recorded at discounted value of the future lease payments.

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

Revenues and sales and marketing expenses arising from these transactions are recorded at fair value as the Company has an established historical practice of receiving cash for similar sales. The Company recorded no barter revenue or related expense in 2001 and 2002. The Company recorded barter revenues of $3,060 in 2000 which represented 6% of total revenues for 2000. Sales and marketing expense arising from these barter transactions is recognized when the advertising takes place, which occurred in 2000.

RESEARCH AND DEVELOPMENT COSTS. Research and development expenditures are expensed as incurred.

ADVERTISING EXPENSES. All advertising expenditures are expensed as incurred. Advertising expenses for 2000, 2001 and 2002, were $24,186, $4,130 and $2,017, respectively.

STOCK-BASED COMPENSATION. The Company has adopted the disclosure provisions of Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 123. "Accounting for Stock-based Compensation"("FAS 133"). The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, pro forma disclosures required under FAS 123 have been presented (See Note 10). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and exercise price of the option. Stock and other equity instruments issued to non-employees have been accounted for in accordance with FAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services," and valued using the Black-Scholes model.

Pro forma information regarding net loss is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123.

The computations for pro-forma basic and diluted earnings per share for each year follow:

                                                  Years Ended December 31,
                                                  -----------------------
(In thousands, except per share)             2000           2001        2002
                                           --------       --------    --------

Net loss before extraordinary gain        $(346,595)    $ (54,579)    $ (1,143)
   Extraordinary gain                            --           901           --
                                          ---------     ---------     --------
Net loss                                   (346,595)      (53,678)      (1,143)
   Add employee stock compensation
   expense included in reported net loss      4,569         3,213           --
   Less FAS 123 pro-forma charges           (26,509)      (11,503)      (5,742)
                                          ----------    ----------    ---------
Adjusted net loss                         $(368,535)    $ (61,968)    $ (6,885)
                                          ==========    ===========   =========
Basic net loss per common share:
Net loss before extraordinary gain        $  (61.55)    $   (8.36)    $  (0.17)
   Extraordinary gain                            --          0.14           --
                                          ---------     ---------     --------
Net loss before pro-forma charges         $  (61.55)        (8.22)       (0.17)
   Net effect of pro-forma charges            (3.90)        (1.27)       (0.85)
                                         ----------    ----------     --------
Adjusted basic net loss per common share  $  (65.45)    $   (9.49)    $  (1.02)
                                          ==========    ==========    =========

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

ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Examples of items affected by certain significant estimates made by management are adequacy of the allowance for doubtful accounts, restructuring changes, sales taxes and the carrying value of goodwill.

SEGMENT REPORTING. The Company uses a "management" approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. Segment reporting includes disclosures about products and services, geographic areas and major customers for years ending December 31, 2000, 2001 and 2002. In addition, for fiscal years 2001 and 2002, segment reporting includes the Company's primary business units: Transaction Services and Immersive Solutions.

NET LOSS PER SHARE. The Company computes net loss per share in accordance with FAS No. 128, "Earnings Per Share". Basic and diluted net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential common shares because the effect is antidilutive. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options and warrants and upon conversion of the Company's preferred stock and convertible debenture.

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

                                                                                          YEARS ENDED DECEMBER 31,
                                                                              -------------------------------------------------
                                                                                 2000                2001                2002
                                                                              ---------          ----------          ----------
         Weighted average effect of potential common shares:
         Series B Preferred Stock...................................                 --           2,700,387          10,267,096
         Employee stock options.....................................            255,300             539,983
195,866
         Warrants to purchase common stock..........................            151,748                  --                  --
         Warrants to purchase Series B preferred stock..............                 --           2,051,902                  --
         Convertible debenture......................................                 --           1,702,756                  --
                                                                              ---------          ----------          ----------
                                                                                407,048           6,995,028          10,462,962
                                                                              =========          ==========          ==========


In 2002, the Company's common stock had an average share price of $1.77. The average strike price of the warrants to purchase common stock is $3.04 and the average strike price of employee stock options is $9.86. Not included in the table above are (i) 1,935,852 shares issuable upon exercise of options and (ii) 2,438,824 shares issuable upon exercise of warrants, all of which have a strike price above the average share price during 2002.

COMPREHENSIVE INCOME (LOSS). The Company follows FAS No. 130, "Reporting Comprehensive Income" ("FAS 130"), which establishes requirements for reporting and displaying the comprehensive income (loss) and its components. FAS 130 requires net unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be reported as accumulated other comprehensive income (loss).

The components of comprehensive income (loss) are as follows:

                                                                                  Years Ended December 31,
                                                                     ---------------------------------------------------
                                                                        2000               2001                 2002
                                                                     ---------          -----------          -----------

Net loss                                                             $(346,595)          $  (53,678)          $   (1,143)
Foreign currency translation adjustment                                    334                 (813)                 (25)
Fair market value adjustment of investments                               (282)                 282                   --
                                                                     ---------          -----------          -----------
                                                                     $(346,543)          $  (54,209)          $   (1,168)
                                                                     =========          ===========          ===========

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued FAS 146, "Accounting for Exit or Disposal Activities" ("FAS 146"). FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt FAS 146 during the quarter ended March 31, 2003. The effect on adoption of FAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45 for the year ending December 31, 2002 and is evaluating the effect the other requirements may have on its financial statements.

In November 2002, the EITF reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables"("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure"("FAS 148"). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of FAS 148 are effective for fiscal years ending after December 15, 2002, and these disclosures are contained in Note 10. The interim disclosure requirements are effective for interim periods commencing after December 15, 2002. The Company will continue to apply the APB 25 provisions and will disclose the fair value information on a proforma basis.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51"("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company does not believe that the adoption of this standard will have a material effect on its financial position or results of operations.

RECLASSIFICATIONS

Certain amounts reported in the previous period have been reclassified to conform to the current period presentation. The reclassifications did not affect the previously reported total revenue, operating loss, net loss, total current assets, total assets or stockholders' equity.

3. MERGER COSTS

The Company recorded a charge of $15,175 in 2000 operating expenses for costs incurred related to a merger(See Note 2). These merger costs consisted primarily of investment banking fees and costs of attorneys, accountants and other directly related external costs.

4. RESTRUCTURING AND OTHER

Restructuring during 2000, 2001 and 2002, the Company recorded as a separate line item in its statements of operations restructuring charges which consist primarily of expenses associated with reductions in workforce, the consolidation of certain offices, principally lease obligations for vacated offices, as well as a write down of abandoned office equipment and leasehold improvements to net realizable values.

On March 1, 2001, the Company had 552 employees, but by the end of the second quarter the Company had reduced its workforce by approximately 440 positions. The reductions were primarily in the full-service virtual real estate business.

Included in the 2001 charges is a $1,462 impairment charge related to the write off of the unamortized portion of our directors' and officers' insurance policy. The Company was required to obtain a new policy due to the change in control related to our 2001 financing.

During the third quarter of 2002, the Company recorded a restructuring charge of $687 consisting of expenses associated primarily with a negotiated buy-out of certain lease obligations for previously vacated offices. In November 2002, the Company paid approximately $1,250 related to the buy-out. As of December 31, 2002, $1,049 remained in these restructuring accruals, primarily associated with abandoned re-negotiated lease obligations and long term severance agreements.

The activity in the current and long-term restructuring accruals for the years ended December 31, are as follows:

                             Payments/  Balance at           Payments/  Balance at             Payments/   Balance at
                   Initial  Write-offs   December  Expense  Write-offs   December  Expense in Write-offs  December 31,
                    Expense   in 2000    31, 2000   in 2001   in 2001    31, 2001     2002      in 2002       2002
                   -----------------------------------------------------------------------------------------------------

Restructuring
Provisions:
 Severance          $1,584     $(994)     $590     $4,537    $(4,027)     $1,100     $ --        $(600)       $ 500
 Employee debt
   forgiveness          --         --       --      2,163     (2,163)         --       --           --           --
 Write-offs and
   impairments         692      (597)       95      1,959     (2,054)         --       --           --           --
 Lease obligations   1,681      (337)    1,344      3,006     (2,897)      1,453      687       (1,591)         549
 Other                 204      (173)       31         --        (31)         --       --           --           --
                    ------   --------    -------    -----    -------      ------      ---       ------        ------

Total               $4,161   $(2,101)   $2,060     $11,665   $(11,172)    $2,553     $687      $(2,191)       $1,049
                    ======   ========   ======     =======   ========     ======     ====      ========       ======


LOSS ON DISPOSAL OF ASSETS


A subsidiary of Homestore purchased certain assets from the Company pursuant to the terms of an acquisition agreement dated January 12, 2001. Under the terms of the acquisition agreement, the subsidiary of Homestore purchased certain computers, furniture, fixtures and equipment and certain sales contracts with residential real estate brokers and agents. The Company used these assets in its operations providing virtual tours of residential real estate properties. As part of the acquisition, Homestore's subsidiary hired certain sales force and customer service personnel. The purchase price for these assets was $12,000 in cash, of which $155 was paid directly to a lessor for certain capital lease obligations, $7,454 was deposited into control accounts for deferred revenue obligations and the remainder, $4,391, was paid to the Company. The Company also granted Homestore's subsidiary an exclusive domestic license of certain of its virtual tour technology for the residential real estate market. In the first quarter of 2001, the Company recorded an extraordinary gain of $901 from the cash received from the January 12, 2001 agreement, resulting in the disposal of assets used to provide tours of residential real estate properties that were related to the 2000 pooling of Interactive Pictures Corporation and bamboo.com.


The $1,655 loss on the 2001 sale of the remaining residential real estate related assets that were unrelated to the pooling of Interactive Pictures Corporation and bamboo.com was included in loss on the disposal of assets in the accompanying statement of operations.

5. BALANCE SHEET ACCOUNTS

COMPUTER HARDWARE, SOFTWARE and other:

The components of computer hardware, software and other as of December 31, are as follows:

                                                       2001             2002
                                                   -----------      -----------

    Computer hardware and software..............   $     7,265      $     9,729
    Fixtures and leasehold improvements ........           317              317
                                                   -----------      -----------
                                                         7,582           10,046
    Accumulated depreciation and amortization ..         2,968            5,415
                                                   -----------      -----------
    Computer hardware, software and other, net .   $     4,614      $     4,631
                                                   ===========      ===========

Computer hardware, software and other includes $2,799 and $6,220 of assets held under capital lease and related accumulated amortization of $274 and $2,337 at December 31, 2001 and 2002, respectively.

GOODWILL AND OTHER INTANGIBLES:

Prior to the Company's adoption of FAS 142, the Company periodically reviewed the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. The reviews determined whether future cash flows over the remaining estimated useful lives of the assets provide for recovery of the assets. During the fourth quarter of 2000, certain events, including the decline in the Company's stock price and market capitalization, led the Company to perform an impairment review of goodwill in accordance with the requirements of FAS No. 121. This review indicated that goodwill was being carried at amounts in excess of revised estimates of undiscounted future cash flows of the acquired businesses, which resulted in a charge of $176,831 to expense in the year ended December 31, 2000.


As of December 31, 2002, our consolidated balance sheet included $3,042 of goodwill. The Company adopted the provisions of FAS 142 "Goodwill and Other Intangibles" ("FAS 142"). Under FAS 142, the Company no longer amortizes goodwill but rather evaluates goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. In assessing the recoverability of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. These estimates include forecasted revenues and operating expenses, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. The Company's assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values. The Company completed impairment analyses on goodwill in the fourth quarter of 2002. These tests were performed internally. As of December 31, 2002, no impairment existed.

A reconciliation of reported net loss and net loss per common share as if FAS 142 had been in effect for 2000 and 2001 is presented as follows:

                                                   Years Ended December 31,
                                                   -----------------------
(In thousands, except per share)                 2000       2001       2002
                                               --------   --------   --------

Net loss before extraordinary gain         $(346,595)    $ (54,579)    $ (1,143)
   Extraordinary gain                             --           901           --
                                           ----------    ----------    ---------
Net loss                                    (346,595)      (53,678)      (1,143)
   Goodwill amortization                      57,193         2,433           --
                                           ---------     ---------     ---------
Adjusted net loss                          $(289,402)    $ (51,245)    $ (1,143)
                                           ==========    ===========   =========
Basic net loss per common share:
Net loss before extraordinary gain         $  (61.55)    $   (8.36)    $  (0.17)
   Extraordinary gain                             --          0.14           --
                                           ---------     ---------     ---------
Net loss                                   $  (61.55)        (8.22)       (0.17)
   Goodwill amortization                        8.76          0.38           ---
                                           ---------     ---------     ---------
Adjusted basic net loss per common share   $  (52.79)    $   (7.84)    $  (0.17)
                                           ==========    ==========    =========

ACCRUED LIABILITIES:

The following table summarizes accrued liabilities as of December 31:


                                                                                     2001              2002
                                                                                  ---------         ---------
         Accrued liabilities - trade ................................             $   1,208         $     495
         Accrued salaries and benefits ..............................                   993               210
         Accrued legal fees .........................................                   276                31
         Accrued vacation ...........................................                   485               356
         Accrued restructuring (current portion).....................                 1,438               739
         Customer Deposits ..........................................                 1,698             1,372
         Other liabilities ..........................................                 1,459             2,223
                                                                                  ---------         ---------
                                                                                  $   7,557          $  5,426
                                                                                  =========         =========

6. INCOME TAXES

The components of the Company's net deferred tax assets (liabilities) as of December 31, are as follows:

                                                                                2001            2002
                                                                              --------        --------
         Deferred tax assets current:
           Financial reserves                                                 $    848        $    141
           Stock-based compensation                                                107              --
           Accrued expenses and deferred revenues                                2,725           1,590
           Other                                                                    57              36
                                                                              --------        --------
                                                                                 3,737           1,767
           Valuation allowance                                                  (3,737)         (1,767)
                                                                              --------        --------
           Net current deferred tax assets                                    $     --        $     --
                                                                              ========        ========

                                                                                2001            2002
                                                                              --------        --------

         Deferred tax assets(liabilities)long-term:
           Net operating loss carryforwards                                   $  9,756        $ 11,733
           Capitalized research and development                                     --           6,908
           Other                                                                   360             210
           Depreciation                                                           (182)            104
                                                                              --------        --------
                                                                                 9,934          18,955
           Valuation Allowance                                                  (9,934)        (18,955)
                                                                              --------        --------
           Net long-term deferred tax assets(liabilities)                     $     --        $     --
                                                                              ========        ========


At December 31, 2002, the Company has approximately $31,000 and $29,000 of federal and state, respectively, net operating loss carryforwards, which it may use to offset future taxable income as described below. The net operating loss carryforwards, if not utilized, will begin to expire in 2009. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders' equity.

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

The Company's 2000, 2001 and 2002 income tax provision differs from that obtained by using the U.S. statutory rate of 34% due to the following:

                                                              Years Ended December 31,
                                                              -----------------------

                                                             2000               2001                 2002
                                                            ------             ------               ------
   Computed "expected" tax benefit                       $ (129,865)        $  (18,251)         $     (389)
   State income taxes, net of U.S. federal benefits         (16,174)            (2,267)                (48)
   Valuation allowance changes affecting the
     provision for income taxes                              65,114             17,857                 359
   Warrant expense                                               --              1,706                  66
   Permanent differences                                     80,925                955                  12
                                                         ----------         ----------          ----------
                                                         $       --         $       --          $       --
                                                         ==========         ==========          ==========

7. CONVERTIBLE DEBT

On May 14, 2001, the Company entered into a definitive agreement with Image Investor Portfolio, a separate series of Memphis Angels, LLC ("Image") for an investment by Image in the Company. Pursuant to the terms of a securities purchase agreement between the Company and Image dated as of May 14, 2001, Image purchased the Company's $10,000 convertible senior secured note and received Tranche A and Tranche B warrants to purchase up to $20,000 of the Company's Series B Preferred Stock.

The warrants were issued in conjunction with the convertible promissory note, and accordingly, based on APB 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants" and EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features," the entire proceeds from the convertible promissory note, $10,000, were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. During the third quarter of 2001, the $10,000 note and the Tranche B warrants were converted to preferred stock and accordingly in 2001 the Company recorded $10,000 as interest expense related to the accretion of the convertible promissory note to its face value.

8. iPIX INTERNATIONAL

In the third quarter of 2002, the Company entered into license, distribution and trademark agreements with Soroof International, a Saudi Arabia-based corporation ("Soroof"). Under the agreements, Soroof will be the exclusive distributor for iPIX immersive still products, including the iPIX GPS Mapping System, outside of North America and Asia through Soroof's newly established entity, iPIX International ("iPIX-I"). The agreement, effective July 1, 2002, expires December 31, 2007, unless renewed. iPIX-I has an exclusive license to develop integrated solutions for markets including real estate, travel and tourism and other markets in which online marketing is critical. The Company will provide certain hosting services during the term of the agreements. Soroof has committed to certain minimum quarterly royalties during the term of the agreement. Should these minimum royalties not be met, the Company has the right to terminate the agreements with Soroof.

iPIX has a minority equity interest in iPIX-I, however, iPIX does not have the ability to exercise significant influence over iPIX-I operations. The Company accounts for the investment in iPIX-I on the cost basis, not as a variable interest entity under FIN 46. The Company did not make any capital contributions to iPIX-I and has no commitments to fund iPIX-I. The Company does have the right, however, but not the obligation, to purchase iPIX-I from Soroof after December 31, 2005 for consideration as defined in the agreements. During the six months ended December 31, 2002, the Company recognized $631 of revenue under these agreements.

9. STOCKHOLDERS' EQUITY

General

On May 28, 2002 at the annual stockholders meeting, the authorized number of shares of common stock was reduced to 50,000,000 from 150,000,000. The Company's amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.001 per share, 7,421,536 shares of Class B common stock, par value $0.0001 per share and 5,001,100 shares of preferred stock, par value $0.001 per share. The board of directors is authorized, without stockholder approval, to issue up to an aggregate of 5,001,100 shares of preferred stock, $0.001 par value per share, in one or more series. Included in this amount are designated 1,100 shares of Series C redeemable preferred stock and designated 3,000,000 shares of Series B preferred stock. Each series of preferred stock may have the rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences that the board of directors determines. There were 1,115,080 shares of Series B preferred stock outstanding at December 31, 2002.

Each holder of common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders, and there are no cumulative voting rights. Holders of common stock may receive dividends after all dividends that are owed have been paid to holders of preferred stock.

Each holder of Class B common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and, except as required by law, shall have voting rights and powers equal to the voting rights and powers of the common stock. There are no cumulative voting rights. Holders of Class B common stock may at any time convert Class B shares into Class A common stock, are not entitled to dividends and are not entitled to receive any assets of the corporation upon dissolution or liquidation.

Common Stock

On August 22, 2001 the stockholders approved a ten-for-one reverse stock split of all outstanding $0.001 par value common stock and $0.0001 Class B common stock. The effect of these stock splits has been retroactively reflected throughout the financial statements.

Preferred Stock

On May 14, 2001, the Company entered into a definitive agreement with Image Investor Portfolio, a separate series of Memphis Angels, LLC ("Image") for an investment by Image in the Company. Pursuant to the terms of a securities purchase agreement between the Company and Image dated as of May 14, 2001, Image purchased the Company's $10,000 convertible senior secured note and received Tranche A and Tranche B warrants to purchase up to $20,000 of the Company's Series B Preferred Stock.

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

At December 31, 2002, there are two Tranche A warrants ("Warrant 1" and "Warrant 2"), issued to Paradigm Capital Partners and Memphis Angels, LLC, which are outstanding. Warrant 1 entitles the holder to purchase 150,000 shares of Series B Preferred Stock at $20 per share and is exercisable at any time before the expiration date of May 14, 2006. Warrant 2 entitles the holder to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006 (See Note 13).

Each share of the Series B Preferred Stock is convertible into approximately 9.2 shares of the Company's common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. However, at any time that the holders of the Series B Preferred Stock hold more than 50% of the voting stock of the Company, a voluntary liquidation, dissolution or winding up of the Company must be approved by at least five of the seven members of the Company's board of directors. Holders of Series B Preferred, in preference to holders of any other series of Preferred Stock and in preference to the holders of Common Stock (collectively, "Junior Securities"), shall be entitled to receive, when and if declared by the Board, but only out of funds that are legally available, cash dividends at the rate of eight percent (8%) of $20 (or $40 for Warrant 2 shares) per annum on each outstanding share of Series B Preferred ("Series B Dividends"). The Series B Dividends shall be cumulative, shall accrue daily and shall by payable quarterly in cash or as an accretion to the Liquidation Preference, defined below.

Upon any liquidation event, before any distribution or payment shall be made to the holders of any junior securities, the holders of Series B Preferred shall be entitled to be paid out of the assets of the Company legally available for distribution, or the consideration received in such transaction, an amount per share of Series B Preferred equal to the $20 (or $40 for Warrant 2 shares) plus all accrued and unpaid Series B Dividends for each share of Series B Preferred held by them (the "Liquidation Preference"). If, upon any such Liquidation Event, the assets of the Company (or the consideration received in such transaction) shall be insufficient to make payment in full to all holders of Series B Preferred of the Liquidation Preference, then such assets (or consideration) shall be distributed among the holders of Series B Preferred at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

10. EMPLOYEE STOCK AND BENEFIT PLANS

2001 Equity Compensation Plan

In 2001, the Company authorized the 2001 Equity Compensation Plan (the "2001 Plan"). The 2001 Plan authorizes the granting of options and restricted stock awards to acquire up to 6,326,842 shares of common stock. As of December 31, 2002, 2,854,287 options are outstanding under the 2001 Plan. The exercise price of all options granted is the fair value of the Company's common stock at the date of grant. The options generally vest over a one to three-year period and expire ten years from the grant date.

2000 Equity Compensation Plan

In January 2000, the Company authorized the 2000 Equity Compensation Plan (the "2000 Plan"). The 2000 Plan authorizes the granting of options and restricted stock awards to acquire up to 350,000 shares of common stock. As of December 31, 2002, 245,752 options are outstanding under the 2000 Plan. The exercise price of all options granted is the fair value of the Company's common stock at the date of grant. The options generally vest over a two-year period and expire ten years from the grant date. No further options will be granted under the 2000 Plan. The remaining options not granted under the 2000 Plan were transferred to the 2001 Plan.


1998 Employee, Director and Consultant Stock Option Plan

During 1998, the Company authorized an Employee, Director and Consultant Stock Option Plan for a total of 238,000 common shares. The 1998 Plan became effective on January 1,1999 once the Company was reorganized. During 1999 and 2000, an additional 579,939 and 112,403, respectively, common shares were authorized under the 1998 Plan. As of December 31, 2002, 38,941 options are outstanding under the 1998 Plan. Each option under the 1998 Plan allows for the purchase of common stock and expires not later than five or ten years from the date of grant, depending on the ownership of the option participants. The vesting terms of the stock options will be determined on each grant date and are generally two or three years; however, the amount of options that can be exercised per participant in any calendar year will be restricted to an aggregate fair market value of $100 of the underlying common stock. No further options will be granted under the 1998 Plan. The remaining options not granted under the 1998 Plan were transferred to the 2000 Plan.

1997 Equity Compensation Plan

The Company authorized the 1997 Equity Compensation Plan, under which 410,503 shares of common stock are authorized and reserved for issuance to selected employees, officers, directors, consultants and advisors. The Company reserved a sufficient number of shares of common stock for issuance pursuant to the authorized options. As of December 31, 2002, 48,864 options are outstanding under the 1997 Plan. In addition, the Company granted certain options to purchase shares of common stock to employees not under the 1997 Plan; these options were primarily granted prior to the authorization of the 1997 Plan. The exercise price of all options granted is the fair value of the Company's common stock at the date of grant as estimated by common stock and convertible preferred stock transactions with third parties at or near grant dates. The options generally vest over one to three-year periods and expire five years after the respective vesting dates. No further options will be granted under the 1997 Plan. The remaining options not granted under the 1997 Plan were transferred to the 2000 Plan.

Other Stock Option Plans

The 1994 Stock Option Plan (the "1994 Plan"), the 1996 Stock Option Plan (the "1996 Plan") and the 1997 Stock Option Plan (the "1997 Options Plan") were originally adopted by PictureWorks, Inc., a wholly-owned subsidiary of iPIX, in November 1994, May 1996 and November 1996, respectively. Under the 1994 Plan, eligible employees, directors and consultants could receive options to purchase shares of the Company's common stock at a price not less than 100% and 50% of the fair value on the date of the grant for incentive stock options and nonqualified stock options, respectively. Under the 1996 Plan and 1997 Options Plans, eligible employees, directors and consultants who owned less than 10% of all voting classes of stock could receive options to purchase shares of our common stock at a price not less than 110% and 85% of fair value on the date of grant of incentive stock options and nonqualified stock options, respectively. Employees owning greater than 10% of all voting classes of stock could receive options to purchase shares at a price not less than 110% of the fair market value for both incentive and nonqualified stock options. As of December 31, 2002, 32,035 options are outstanding under these plans. The options granted under these plans are exercisable over a maximum term of ten years from the date of grant and generally vest in various installments over a five-year period under the 1994 Plan and a four-year period under the 1996 Plan and 1997 Options Plan. No further options or restricted stock awards will be granted under the 1994, 1996 and 1997 Options Plans.

A summary of the Company's stock option activity under all plans is as follows:

                                                                             WEIGHTED      WEIGHTED                    WEIGHTED
                                                                              AVERAGE       AVERAGE        STOCK       AVERAGE
                                                                            OF EXERCISE   GRANT DATE      OPTIONS      EXERCISE
                                                               SHARES         PRICES      FAIR VALUE    EXERCISABLE      PRICE
                                                            -----------     -----------   ----------    -----------    -------
                    Under option at December 31,
                      1999................................     952,782                                    457,924       $20.30
                    Options granted ......................     878,992       $223.80       143.10
                    Options exercised ....................    (433,266)         4.90
                    Options forfeited or expired .........    (697,299)       175.80
                    Options through acquisitions..........      73,400         36.80
                                                             ---------
                    Under option at December 31,
                      2000................................     774,609                                    287,520        68.40
                                                             =========

                    Options granted ......................   4,227,100          2.43         1.90
                    Options exercised ....................     (37,977)         1.77
                    Options forfeited or expired .........    (589,425)        42.30
                    Options cancelled ....................    (273,961)       147.74
                                                             ---------
                    Under option at December 31,
                      2001................................   4,100,346                                    969,056        11.22
                                                             =========

                    Options granted ......................     260,000          1.86         2.06
                    Options exercised ....................     (32,500)         2.60
                    Options forfeited or expired .........  (1,107,967)        13.22
                                                             ---------
                    Under option at December 31,
                      2002................................   3,219,879                                  2,461,247        12.05
                                                             =========

The following table summarizes information about stock options at December 31, 2002:


                                                OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                  ------------------------------------------------     -----------------------------
                                                WEIGHTED-AVERAGE
                  RANGE OF           NUMBER        REMAINING       WEIGHTED-AVERAGE      NUMBER      WEIGHTED-AVERAGE
               EXERCISE PRICE     OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE     EXERCISE PRICE
               --------------     -----------   ----------------   ----------------   -----------    ----------------

               $   1.10-1.99       1,132,042         8.81             $  1.49          697,440            $1.50
               $   2.00-3.99       1,722,292         8.73             $  2.45        1,405,923            $2.42
               $   4.00-9.99         203,299         2.44             $  8.49          202,580            $8.49
               $10.00-300.00         162,246         6.70             $148.76          155,304          $151.22

                  Total            3,219,879         8.26             $  9.86        2,461,247           $12.05

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the "Purchase Plan"). Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock on the enrollment date or the fair market value of the stock at the end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. As of December 31, 2002, 585,000 shares were reserved under the Purchase Plan. As of December 31, 2002, 111,925 shares had been issued and 473,075 shares were available for issuance under the Purchase Plan.

Stock-Based Compensation

Stock based compensation charges are made up of the following:

                                       Years ended December 31,
                                  ------------------------------------
                                      2000      2001      2002
                                     ------    ------    ------

Stock options                        $  757    $2,385    $   --
Stock and restricted stock            3,812       828        --
Warrants                                558     1,286       171
                                     ------    ------    ------
Total                                $5,127    $4,499    $  171
                                   ========   ========  ========

In connection with certain stock options granted to consultants or to employees (with below market price exercise prices), the Company recorded unearned stock-based compensation, which was amortized over the vesting periods of the related options, generally two to three years. In connection with certain restricted stock awards to employees, the Company recorded unearned stock-based compensation for the value of the restricted awards, which was amortized over the vesting periods of the awards, generally less than a year. The Company has from time to time issued to customers warrants to purchase equity securities. The value of these warrants was estimated using the Black-Scholes option-pricing model and recorded as stock-based compensation over the vesting period of the warrants, generally two to three years (See Note 13).

Fair Value Disclosure

For all other option grants, because the exercise price of the stock options equaled the deemed fair value of the underlying stock on the date of the grant, no compensation cost has been recognized in the accompanying financial statements. Pro forma information regarding net loss is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123.

The computations for pro-forma basic and diluted earnings per share for each year follow:

                                                               Years Ended December 31,
                                                         -------------------------------------
(In thousands, except per share)                            2000         2001       2002
                                                         ---------     ---------   --------

Net loss before extraordinary gain                       $(346,595)    $ (54,579)  $ (1,143)
   Extraordinary gain                                           --           901         --
                                                         ---------     ---------   --------
Net loss                                                  (346,595)      (53,678)    (1,143)
   Add employee stock compensation expense
   included in reported net loss                             4,569         3,213         --
   Less FAS 123 pro-forma charges                          (26,509)      (11,503)    (5,742)
                                                         ----------    ----------  --------
Adjusted net loss                                        $(368,535)    $ (61,968)  $ (6,885)
                                                         ==========    =========== ========
Basic net loss per common share:
Net loss before extraordinary gain                       $  (61.55)    $   (8.36)  $  (0.17)
   Extraordinary gain                                           --          0.14         --
                                                         ---------     ---------   --------
Net loss before pro-forma charges                        $  (61.55)        (8.22)     (0.17)
   Net effect of pro-forma charges                           (3.90)        (1.27)     (0.85)
                                                         ---------     ---------   --------
Adjusted basic net loss per common share                 $  (65.45)    $   (9.49)  $  (1.02)
                                                         =========     =========   ========

Under FAS 123, grants under the Employee Stock Purchase Plan ("ESPP")have a look-back feature and a 15% discount and accordingly would have had compensation expense calculated as a result. The fair value disclosure associated with the ESPP grants is included in the fair value pro-forma information above.

The minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected lives of three to four years in 1999, 2000 and 2001; risk free interest rate of 6.0% to 6.8% in 2000, 4.7% to 5.4% in 2000 and 4.0% to 4.5% in 2002; expected dividends of zero in 2000, 2001 and 2002; and volatility of 83% to 113% in 2000, 69% to 192% in 2001 and 92% to 117% in 2002.

401(k) Plan

The Company has a 401(k) profit sharing plan, which is available to all full-time employees after six months of service and those part-time employees who have completed one thousand hours of employment during twelve consecutive months. During 2000 and 2001 the Company matched sixty-five cents per dollar up to 6.15% of the employee's annual salary. The Company made contributions, net of forfeitures, of $500, $117 and $0 in 2000, 2001 and 2002, respectively.

11. SEGMENT INFORMATION

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

Starting in fiscal year 2001, the Company organized into two primary business units: Transaction Services and Immersive Solutions. In addition, as part of the sale of assets to Homestore.com during the first quarter of 2001, the Company no longer directly sells full service virtual real estate tours or iPIX keys to customers in the U.S. residential real estate market. During 2001, the Company generated $7,550 of revenue, with a gross profit of $3,948, related to full service virtual real estate tours. The Company has not generated full service virtual tour revenues since the quarter ended September 30, 2001 and does not expect to generate material future revenues from the sale of full service virtual real estate tours in the U.S. residential real estate markets.

Of the $28,906 of revenues for 2001, $21,356 was not related to full service virtual tours. Of the $16,645 of gross profit for 2001, $12,697 was not related to full service virtual tours. Information about the new 2001 reported segments is as follows:

                                          TRANSACTION   IMMERSIVE
                                           SERVICES     SOLUTIONS      TOTAL
                                          -----------   ----------     ------

           YEARS ENDED DECEMBER 31:

           2002
           Revenues.....................    $16,242       $6,171       $22,413
           Gross profit.................      9,414        4,271        13,685

           2001
           Revenues.....................    $13,320       $8,036       $21,356
           Gross profit.................      7,436        5,261        12,697


Information about prior reported segments is as follows:

                                           PRODUCTS     SERVICES       TOTAL
                                           --------     --------       -----
           YEARS ENDED DECEMBER 31

           2002
           Revenues...................      $6,512      $15,901       $22,413
           Gross profit...............       4,367        9,318        13,685


           2001
           Revenues...................     $14,758      $14,148       $28,906
           Gross profit...............       7,488        9,157        16,645

           2000
           Revenues...................     $48,943       $4,730       $53,673
           Gross profit...............      23,388        2,214        25,602

Revenue and long-lived asset information by geographic area is as follows:


                                         YEARS ENDED DECEMBER 31,
                                   --------------------------------
                                    2000          2001        2002
                                   ------        ------      ------
          REVENUES:
           United States....      $45,535       $24,683     $19,962
           Canada...........        1,608           369          --
           Japan............          390            --         577
           Europe...........        4,630         2,802         904
           Other foreign
             countries......        1,510         1,052         970
                                  -------       -------     -------
                                  $53,673       $28,906     $22,413
                                  =======       =======     =======



                                         AS OF DECEMBER 31,
                                  --------------------------------
                                   2000          2001        2002
                                  ------        ------     --------
          LONG-LIVED ASSETS:
          Foreign..........      $ 3,285       $    83     $    --
          United States....       17,680         4,531       4,631
                                 -------       -------     -------
                                 $20,965       $ 4,614     $ 4,631
                                 =======       =======     =======

Foreign revenues include all sales made to customers outside the United States, including those generated by our United Kingdom and Canadian subsidiaries.

12. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

During April 2000, the Company entered into an agreement to provide visual content services under which the Company is required to pay marketing fees to a related party of $16,000 over a two-year period. As of September 26, 2001, the Company had paid $9,500 of the $16,000 commitment and has agreed to extend the additional $6,500 of payments through September 2003 (See Note 14).

In 2001 and 2002, the Company sold certain assets totaling $2,840 and $2,494, respectively, to a stockholder and agreed to leaseback those assets over a three-year period. In order to sell the assets to the stockholder during the third quarter 2001, the Company paid off the remaining payments under an existing capital lease of the assets from a third party. During the quarter ended September 30, 2002, the Company sold certain assets totaling $1,376 to an unaffiliated leasing company and agreed to leaseback those assets over a thirty-month period. The net book value and the fair value of the assets sold in these sale/leaseback transactions equaled the sale price, resulting in no gain or loss on the sale of the assets. The leases are accounted for as capital leases in accordance with FAS 13, "Accounting for Leases."

At December 31, 2002, the future minimum payments under these and other capital lease agreements are as follows:

2003......................................................................$2,582
2004...................................................................... 1,402
2005.......................................................................  106
                                                                          ------
Minimum lease payments...................................................  4,090
Less: amount representing interest.......................................    228
                                                                          ------
Principal amount of minimum lease payments...............................  3,862
Less: current portion....................................................  2,403
                                                                          ------
Long-term portion........................................................ $1,459
                                                                          ======

The Company leases certain office space, co-location space and equipment under noncancelable operating leases.

Future minimum lease payments under these and other operating leases are as follows:

2003.....................................................................$ 3,189
2004...................................................................... 2,738
2005...................................................................... 1,024
2006........................................................................ 771
2007......................................................................... 64

Rental expense for operating leases was $4,579, $2,921 and $2,638 for 2000, 2001 and 2002, respectively.

CONTINGENCIES

On October 28, 1998, Minds-Eye-View, Inc. ("Minds-Eye") and Mr. Ford Oxaal ("Oxaal") filed a lawsuit against the Company in the United States District Court for the Northern District of New York. Minds-Eye alleged in its lawsuit that the Company breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The court removed this action to arbitration upon our motion, and the Company cross-claimed alleging various affirmative claims, including trade secret theft. Minds-Eye and Oxaal filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. Although the lawsuit was dismissed, the Company proceeded with the arbitration in Knoxville, Tennessee. The arbitration was stayed pending resolution of the following lawsuit.

On May 20, 1999, Oxaal filed a lawsuit against the Company and certain of the Company's customers in the same court alleging that our technology infringes upon a patent claim for 360 degree spherical visual technology held by him. Oxaal filed an additional complaint on December 5, 2000 in the United States District Court for the Northern District of New York, naming the Company as the sole defendant. The complaint states a single claim for relief, alleging infringement of U.S. Patent No. 6,157,385, which was issued on December 5, 2000. This patent encompasses a method of seamlessly combining at least two images into a spherical image.

On June 11, 2002, the Company reached an out of court settlement with Oxaal and Minds-Eye. As a result of the settlement, each of the lawsuits and the arbitration proceeding described above were dismissed and mutual releases have been executed. Pursuant to the settlement agreement, neither party admitted liability or any wrongdoing. The Company was granted a non-exclusive license under patents and pending patents conceived by Oxaal or in which Oxaal has an interest. The license rights inure to the benefit of the Company's customers with respect to their purchases from the Company and also inure to the benefit of the Company's business partners with respect to their business relations with iPIX. The Company included the cost of the license in computer hardware, software and other on the accompanying balance sheet. The Company does not believe that the cost of the license in the current period or the future, will have a material effect on its financial condition, results of operations or cash flows.

On May 10, 2001, Stanley Fry, Woodhaven Venture Partners, L.P., Cyrus Greg, Patrick Oliver and related entities, all of whom are former stockholders of PictureWorks Technology, Inc. (which the Company acquired in April 2000) filed a lawsuit in the Delaware Chancery Court alleging causes of action for failure to timely issue stock certificates and breach of contract. An unspecified amount of damages was sought. In December, 2002, the Company settled this case pursuant to a settlement agreement in which neither party admitted liability or any wrongdoing. The settlement did not have a material effect on the Company's financial condition, results of operations or cash flows.

During the quarter ending September 30, 2002, the Company received approximately $1,400 in cash from a previously disclosed favorable jury verdict against Infinite Pictures that found the defendants liable for infringement of our patents under the doctrine of equivalents and awarding us $1,000 in damages, plus approximately $400 in interest and court costs. The defendants filed for a writ of certiorari with the United States Supreme Court in an effort to reverse the lower court's findings in our favor. The Supreme Court refused to grant the writ, which exhausted the legal remedies for disputing the award. Accordingly, the Company recorded the $1,000 in damages as patent infringement award, along with the $400 in interest and court costs, in the quarter ended September 30, 2002.

On November 15, 2002, a First Amended Consolidated Complaint for violation of federal securities laws was filed against Homestore.com, Inc. ("Homestore") by the California Teachers' Retirement System ("CalSTRS"). The Complaint is a class action lawsuit filed on behalf of stockholders of Homestore.com which flows from alleged misstatements and omissions made by Homestore and the other named defendants, which include the Company. The Complaint alleges that during 2001, Homestore and iPIX entered into fraudulent reciprocal transactions intended to artificially bolster and maintain Homestore's and our respective stock prices. The Complaint alleges that Homestore's public statements with respect to these transactions are attributable to the Company and violate Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company joined with other co-defendants and filed a joint motion to dismiss, alleging that the Complaint fails to state a claim upon which relief may be granted, among other things. On March 7, 2003, the United States District Court for the District of Central California granted the Company's motion to dismiss, with prejudice. However, CalSTRS may appeal this dismissal in accordance with the federal rules of procedure.

The Company is not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, the Company believes could have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

13. WARRANTS

The Company has from time to time issued warrants to purchase equity securities.

The following tables summarize warrants outstanding at December 31, 2002:


Common Stock
                                         Grant       Expiration                       Exercise
                                         Date           Date         Shares             Price
                                     ------------------------------------------------------------------

                                     4/19/2000    10/18/2004         60,000           $203.80
                                     5/26/2000    2/25/2005          20,000           $120.60
                                     5/26/2000    2/25/2005          20,000           $120.60
                                     1/6/2000     1/5/2009           20,000           $154.70
                                                                                       $40.00 to
                                     2000         Various            16,949           $176.60
                                                                  ---------
                                                                    136,949
                                                                  =========


                                         Date        Expiration                       Exercise
Series B Preferred Stock               of Grant         Date         Shares             Price
                                     ------------------------------------------------------------------
                                     ------------------------------------------------------------------
Warrant 1                            5/14/2001    5/14/2006         150,000             $20.00
Warrant 2                            5/14/2001    5/14/2006         100,000             $40.00

Equivalent to common shares          9.21

Warrant 1                                                         1,381,125         $2.17
Warrant 2                                                           920,750         $4.34
                                                                  ---------

Total                                                             2,301,875
                                                                  =========


14. RELATED PARTY TRANSACTIONS

During 2000, the Company's CEO at that time obtained a $2,000 loan under a line of credit made available through his employment agreement dated February 22, 2000. Interest accrued at a rate of 9.5% during 2000 and 5.0% during 2001. The loan is collateralized by the Company stock owned by the CEO and the stock options granted pursuant to his employment agreement. At December 21, 2000, the $2,000 principal amount plus $130 of accrued interest was reflected as contra equity in the accompanying balance sheet. As part of a separation agreement, the line of credit was forgiven, along with accrued interest of $163 in May 2001. Compensation expense related to this forgiveness is included in restructuring expense for the year ended December 31, 2001. As guarantee to pay the related severance agreement, the Company provided a letter of credit to the employee. The letter of credit had related balances of $600 and $200 as of December 31, 2001 and 2002.

In September 1996, PictureWorks' President, currently the Company's CEO, exercised his right under his employment agreement to purchase 39,339 shares of iPIX common stock in exchange for a full recourse promissory note issued to the Company in the amount of $126. Interest accrued semiannually at a 6.74% annual rate. The principal amount of $126 plus accrued interest of $41 and $52 are reflected as contra equity in the accompanying balance sheet on December 31, 2000 and 2001, respectively. The note and accrued interest were forgiven. Compensation expense totaling $178 was recorded in 2002 for the forgiveness of the principal and accrued interest.

Transactions with eBay, Inc.

Pursuant to an agreement dated April 19, 2000, as amended, the Company provides to eBay, Inc., which beneficially owns more than 10% of the Company's common stock, image management services to eBay's online auction Web sites. Pursuant to that agreement, the Company issued eBay a warrant to purchase 60,000 shares of common stock at an exercise price of $203.80 per share. The warrant expires on April 19, 2010. Under this agreement, the Company generated revenue of $212, $6,048 and $13,368 for the years ended December 31, 2000, 2001 and 2002, respectively.

During April 2000, the Company entered into an agreement to provide visual content services to eBay under which the Company is required to pay marketing fees to eBay of $16,000 over a two-year period. As of September 26, 2001, the Company had paid $9,500 of the $16,000 commitment and has agreed to extend the additional $6,500 of payments through September 2003. As of December 31, 2002, the Company has $3,000 of the commitment remaining. In accordance with EITF 01-09, $1,000 of these fees was offset against revenue which amount represented the excess over the fair value of the benefit received during the year ended December 31, 2002.

In 2001 and 2002, the Company sold to eBay, and eBay leased back to the Company, certain computer equipment utilized to provide image management services to eBay and other customers. The purchase price for the equipment was approximately $5,334. The transactions resulted in no gain or loss to the Company. Pursuant to lease schedules covering this equipment, the Company will pay eBay annual lease payments of approximately $1,897, $779 and $106 in 2003, 2004 and 2005, respectively. In 2001 and 2002, the Company paid eBay $194 and $2,373, respectively, pursuant to these lease schedules.

QUARTERLY INFORMATION
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                             QUARTER ENDED
                                                                     -------------------------------------------------------------
                                                     TOTAL           MARCH 31            JUNE 30     SEPTEMBER 30      DECEMBER 31
                                                     -----           --------            -------     ------------      -----------
Fiscal Year 2002:
   Revenue                                         $22,413             $4,794             $5,761           $5,995           $5,863
   Gross profit                                    $13,685             $2,670             $3,575           $3,696           $3,744
   Net income (loss)                               $(1,143)           $(1,512)            $ (692)          $  575           $  486
   Net income (loss)per share (1):
       Basic                                       $ (0.17)            $(0.22)            $(0.10)          $ 0.08           $ 0.07
       Diluted                                     $ (0.17)            $(0.22)            $(0.10)          $ 0.03           $ 0.03
Fiscal Year 2001:
   Revenue                                         $28,906             $9,523             $7,963           $6,576           $4,844
   Gross profit                                    $16,645             $4,689             $4,526           $4,185           $3,245
   Extraordinary Gain                              $   901             $   --             $   --           $   --           $  901
   Net loss                                       $(53,678)          $(17,108)          $(19,615)        $(14,546)         $(2,409)
   Net loss per share, basic and diluted (1)       $ (8.22)            $(2.69)            $(3.00)          $(2.19)          $(0.36)
Fiscal Year 2000:
   Revenue                                         $53,673             $8,283            $15,489          $17,218          $12,683
   Gross profit                                    $25,602             $3,437             $7,466           $9,073           $5,626
   Net loss                                      $(346,595)          $(36,890)          $(47,934)        $(37,712)       $(224,059)
   Net loss per share, basic and diluted (1)       $(61.55)            $(7.91)            $(8.45)          $(6.24)         $(36.63)

(1) The sum of the quarterly earnings(loss) per share amounts may differ from annual loss per share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations.

                                                                    Exhibit 10.3


                              EMPLOYMENT AGREEMENT

         This Employment Agreement is made and entered into effective as of July 1, 2001 by and between Internet Pictures Corporation, a Delaware corporation having an office at 3160 Crow Canyon, Fourth Floor, San Ramon, California 94583, and the individual named in Exhibit A ("Executive").

         WHEREAS, the Company wishes to employ Executive with the title in Exhibit A and upon the terms and conditions hereinafter set forth, and Executive desires to serve in such capacities upon the terms and conditions hereinafter set forth.

         NOW THEREFORE, in consideration of the premises and of the mutual covenants and conditions contained herein, and other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the Company and Executive hereby agree as follows:

         1. Term. Executive's employment under this Agreement shall commence on the Effective Date set forth in Exhibit A and shall continue indefinitely as set forth herein until termination of Executive's employment as provided in Section 6 hereof. If Executive's employment is terminated pursuant to Section 6 hereof, the Term of Employment shall expire as of the termination Date (as defined in Section 6 hereof).

         2. Duties and Activities. During the Term of Employment, Executive will faithfully perform those duties and responsibilities commensurate with the position set forth in Exhibit A. Executive shall participate and perform such other responsibilities and duties as may be reasonably determined in the future by the Company's Chief Executive Officer ("CEO") or other officer designated in Exhibit A as Executive's Direct Supervisor. Executive will devote Executive's entire business time, attention and energy and use best efforts to advance the business and welfare of the Company in furtherance of the policies established by the CEO. Executive shall report to officers on the Senior Executive level (Senior Vice President, Executive Vice President, President, CEO) as the CEO may determine. Executive shall not engage in any other employment activities for any direct or indirect remuneration, except that Executive may continue to devote reasonable time to the management of personal investments, participation in community and charitable affairs, and the activities as further set forth in Exhibit B hereto, so long as such activities do not interfere with Executive's performance of his duties under this Agreement.

         3. Former Employers. Executive represents and warrants that employment by the Company will not conflict with and will not be constrained by any prior or current employment, consulting or other relationship. Executive represents and warrants that Executive does not posses confidential information arising out of any such employment, consulting or other relationship, which in Executive's best judgment, would be utilized in connection with employment by the Company. Executive has documented in Exhibit C any prior inventions claimed by Executive.

         4. Compensation.

                4.1 Base Salary. In consideration for Executive's services under this Agreement, Executive will be paid a salary at an annual rate set forth in Exhibit A, or at such other annual salary rate as determined by the CEO, the Board or its Compensation Committee, but in any event at least equal to the salary rate in effect from time to time is referred to herein as the "Base Salary." Executive's Base Salary shall be paid in periodic installments at such times as salaries are generally paid to other senior executives of the Company.

                  4.2 Earned Bonus, Performance Bonus and Other Compensation.
                Executive shall be eligible to receive Bonus Compensation equal to the Bonus Rate set forth in Exhibit A at target and based on objectives to be mutually defined. Bonus Compensation shall be paid on terms agreed to and documented in writing. Executive's compensation by payments of Base Salary and Bonus Compensation shall not be deemed exclusive and shall not prevent Executive from participating in any other incentive compensation, profit sharing or benefit plan made available by the Company to its executive Executives generally. The Base Salary payments hereunder shall not in any way limit or reduce any other obligation of the Company hereunder, and no compensation, benefit or payment hereunder shall in any way limit or reduce the obligation of the company to pay Executive's Base Salary.

                  4.3 Stock Option Grant. The Company shall grant to Executive an incentive stock option (the "Option"), (to the extent permitted by the applicable provisions of Section 422 of the Internal Revenue Code) to purchase the number of shares of the common stock of the Company as set forth in Exhibit A. Executive shall be entitled to option shares in an amount and consistent with option shares being granted to the Company's other senior executive officers, which option shears will be issued pursuant to the Company's employee stock option plans, subject to approval by the Board of Directors, and shall include the following terms:

                        (1) The option shares will vest as set forth in Exhibit A.

                        (2) The exercise price for the option shall be at the closing price on the date the Board of
                                Directors approves the option (the "Date of Grant"), as appropriate adjusted for stock splits, stock dividends, and the like.

                        (3) The option shall be exercisable upon vesting or within 90 days after termination of Executive's employment with the Company. Termination shall occur after all Continuation Payments, as defined in Section 7, have been made by the Company to the Executive.

                        (4) Issuance of the option shall be in accordance with all applicable securities laws and the other terms and conditions of the Company's Stock Option Plan and form of the Stock Option Agreement.

                        (5)     The Option will have a term of ten years.

                        (6) In the event of a Change of Control (as defined in the Company's 2001 Equity Incentive Plan), all unvested options will vest and become fully exercisable. In the event of the death of the Executive; or the Permanent Disability of Executive (as defined in Section 6.1(b) hereof), vesting of options will continue for the 90 day period thereafter. In the event of the termination of Executive without Cause (as defined in Section 6.1(c) hereof) or termination by Executive for Good Reason (as defined in Section 6.1(e), then vesting of options will continue in accordance with their terms over the 6 months severance period.

         5. Benefits.

                   5.1 Participation. Executive shall be entitled to participate in all fringe benefit programs maintained by the Company and made available to its executive officers from time to time. The Company shall maintain for Executive disability, health, vision, dental and prescription drug coverage comparable to that provided to executives of the Company. Executive shall be entitled to four (4) weeks of paid vacation per year, which vacation time shall accrue in accordance with the Company's policies.

                   5.2 Expenses. The Company will pay or reimburse Executive for such reasonable travel, entertainment or other business expenses incurred on behalf of the Company in connection with the performance of Executive's duties hereunder but only to the extent that such expenses were either specifically authorized by the Company or incurred in accordance with policies established by the CEO for executives and provided that Executive shall furnish the Company with such evidence relating to such expenses as the Company may reasonably require to substantiate such expenses for tax purposes.

         6. Termination of Employment.

                   6.1 Circumstances of Termination. Notwithstanding the terms set forth in Section 1 hereof, Executive's employment shall terminate under any of the following circumstances and the date of such an occurrence, unless otherwise provided below, shall be Executive's "Termination Date":

                        (a) Death. Immediately , in the event of Executive's death.

                        (b)     Permanent  Disability.  At  the  option  of  the
                                Company,   if   Executive   --------------------
                                becomes physically or mentally incapacitated or disabled so that (i) Executive is unable to perform for the Company substantially the same services as Executive performed prior to incurring such incapacity or disability or to devote a substantial portion of Executive's business time or use Executive's best efforts to advance the business and welfare of the Company or otherwise to perform Executive's duties under this Agreement, (ii) such condition exists for an aggregate of six (6) months in any twelve
                                (12)  month  consecutive  calendar  months,  and
                                (iii) such incapacity or disability is incapable of reasonable accommodations under applicable law, including but not limited to the Americans with Disabilities Act of 1990, as amended (a "Permanent Disability"), the Company, at its option and expense, is entitled to retain a physician reasonably acceptable to Executive to confirm the existence of such incapacity or disability, and the determination of such physician is binding upon the Company and Executive.

                        (c)     Cause.   At  the  option  of  the  Company,   if
                                Executive:

                                (i)     has been convicted of a felony; or

                                (ii) has embezzled or misappropriated Company funds or property or that of the Company's customers, suppliers or affiliates; or

                                (iii) has violated any material term of this Employment Agreement; or

                                (iv) has demonstrated gross negligence or willful misconduct in connection with the performance of Executive's duties hereunder;



                      provided, however, that with respect to subsections (iii) and (iv) above, the Company's right to terminate Executive shall be conditioned on (A) the Company giving Executive written notice specifically referring to the pertinent subsection above and describing the specific circumstances and/or actions purportedly giving rise to the occurrence of such item; and (B) failure by Executive, within ten
                      (10) days after receipt of any such notice to cease the actions and/or reinstate or rectify the circumstances described in such notice to the reasonable satisfaction of CEO. With respect to these subsections, the Company shall have the right to place Executive on administrative leave pending investigation of the circumstance(s) or action(s) purportedly giving rise to the occurrence of such items.

                        (d) Without Cause. At the option of the Company, at any time for any ------------- reason other than those referred to above or for no reason at all, whereupon the Company shall be obligated to make those payments set forth in Section 7 hereof but if, and only if, Executive executes a mutual, valid and comprehensive release of any and all claims that the Executive may have against the Company in a form provided by the Company.

                        (e)     Resignation for Good Reason.

                                (i)     Executive,   at  Executive  option,  may
                                        resign for "Good Reason'"

                                (1) because the Company has unreasonably reduced the role or responsibilities of Executive;

                                (2) because the Company has reduced Executive's Base Salary from the level in effect immediately prior to such change, with the exception of a company-wide reduction of compensation due to economic considerations, provided that the foregoing shall not limit or derogate from the Company's obligations set forth in Section 4 above;

                                (3) because the Company has breached any material term of this Agreement other than as noted in subsections (1) and (2) above;

                                (4) because the Company requests Executive to relocate; or

                                (5) the Company has relocated Executive's principal office location more than 20 miles from its current location.

                                (b) in the event that Executive terminates this Agreement for Good Reason, the Company shall become obligated to make those payments set forth in Section 7 hereof.



                   6.2 Notice of Termination. Any intent to terminate employment by Executive pursuant to Section 6.1(c) shall be communicated by written notice to the Company setting forth in detail the specific actions deemed to constitute Good Reason. If the Company does not respond within ten (1) days from such notice, the resignation shall be deemed effective. The Company may, within the ten (1) day period, correct such condition giving rise to Executive's notice or dispute Executive's claims by giving written notice of such dispute.

                   6.3 At-Will Employment. Notwithstanding the Company's obligation described in Sections 6 and 7, Executive's employment with the Company will be on an "at will" basis, meaning that either Executive or the Company may terminate Executive's employment at any time for any reason or no reason, without further obligation or liability.

                   6.4 Resignation. Upon termination of employment, Executive shall be deemed to have resigned from the Board of Directors of the Company if Executive was a director.

                   6.5 Corporation. After notice of termination and the 60 days thereafter, Executive shall cooperate with the Company, as reasonably requested by the Company, to effect a transition of Executive's responsibilities and to ensure that the Company is aware of all matters being handled by Executive.

7. Payments Upon Termination of Employment.

                   7.1 Payments. In addition to any rights Executive may have under Section 4.3 on the Termination Date:

                  (a) If the Company terminates Executive's employment for Cause or if Executive voluntarily terminates employment without Good Reason, the Company's obligation to compensate Executive shall in all respects cease as of the Termination Date, except that the Company shall pay to Executive within 30 days the Base Salary accrued under Section 4.1, a pro-rata amount of any Bonus or other compensation earned under Section 4.3, the value of accrued vacation time pursuant to Section 5.1 hereof, and the reimbursable expenses incurred under Section 5.2 of this Agreement up to such Termination Date (the "Accrued Obligations");

                  (b) If Executive's employment is terminated due to the death of Executive, the Company's obligation to compensate Executive shall in all respects cease as of the Termination Date, except that within thirty (30) days after the Termination Date, the Company shall pay Executive's estate or legal representative the Accrued Obligations;

                  (c) If Executive's employment is terminated upon the Permanent Disability of Executive, the Company's obligation to compensate Executive with respect to Base Salary (as in effect on the Termination Date) shall continue for up to six (6) months or until Executive is eligible for long-term disability payments from the Company's insurance provider, whichever is sooner. In addition, the Company shall pay Executive any Accrued Obligations within 30 days of termination; and

                  (d) If Executive's employment is terminated by the Company pursuant to Section 6.1(d), or by Executive pursuant to Section 6.1(e), the Company's obligation to compensate Executive shall in all respects cease, except that within thirty (30) days after the Termination Date the Company shall pay Executive the Accrued Obligations and during the period ending on the expiration of the sixth month following the Termination Date the Company shall pay to Executive each month one-twelfth (1/12th) of the annual Base Salary of Executive in effect at the Termination Date (the "Continuation Payments"). The Company shall be excused from the obligations of this Section 7.1(d) if Executive breaches Executive's obligations under this Agreement or the Confidentiality Agreement.

Notwithstanding the foregoing, in the event such termination occurs within two
(2) years of a Change of Control of the Company, the full amount of the Continuation Payments will be paid in a lump sum within ten (10) days of such Change of Control.

                   7.2 Medical Benefits. If Executive's employment is terminated by the Company pursuant to Section 6.1(d) or by Executive pursuant to Section 6.2(e), the Company shall reimburse the Executive for the amount of Executive's premium payments for group health coverage, if any, elected by the Executive pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"); provided, however, that the Executive shall be solely responsible for all matters relating to Executive's continuation of coverage pursuant to COBRA, including (without limitation) Executive's election of such coverage and Executive's timely payment of premiums; provided further, that upon the earlier to occur of (C) the time that the Executive no longer constitutes a Qualified Beneficiary (as such term is defined in Section 4980B(g)(1) of the Internal Revenue Code of 1986, as amended) and (D) the date six (6) months following the Executive's termination, the Company's obligations to reimburse the Executive under this subsection (ii) shall cease.

                   7.3 Effect on this Agreement. Any termination of Executive's employment under this Agreement shall not affect the continuing operation and effect of this Section and Section 8 hereof, which shall continue in full force and effect with respect to the Company and Executive, and their heirs, successors and assigns.

                   Nothing in Section 6 hereof shall be deemed to operate as a release, settlement or discharge of any liability of Executive to the Company or others from any action or omission by Executive enumerated in Section 6.1(c) hereof as a possible basis for termination of Executive's employment for Cause.

                   7.4 No Duty to Mitigate. Subject to the provisions of the Confidentiality Agreement and Section 8 of this Agreement, Executive shall be free to accept such employment and engage in such business as Executive may desire following the termination of employment hereunder, and no compensation received by Executive therefrom shall reduce or affect any payments required to be made by the Company hereunder except to the extent expressly provided herein or in the benefit plans of the Company.

8. Post-Employment Activities.

                  8.1 Conditional Nature of Severance Payments; Non-Competition. Executive acknowledges that the nature of the Company's business is such that during the term of employment and for twelve (12) months following termination of Executive's employment with the Company (the "Noncompete Period"):

                  8.1.1 if Executive were to become  employed,  or substantially involved in, the business of a Competitor, it would be very difficult for the Executive not to rely on or use the Company's trade secrets and confidential information. A "Competitor" is defined as any person, entity or division, whether now existing or hereafter established, which directly competes with the products and services of the Company. To avoid the inevitable disclosure of the Company's trade secrets and confidential information, Executive agrees and acknowledges that the Executive's right to receive the severance payments and other benefits set forth in

                        Section 7 (to the extent the Executive is otherwise entitled to such payments) shall be conditioned upon (a) the Executive not directly or indirectly engaging in (whether as an employee, consultant, proprietor, partner, director or otherwise), nor having any ownership interest directly or indirectly in more than 1% in, or participating in the financing, operation, management or control of, a Competitor; and (b) Executive continuing to observe, and not be in breach of, the provisions of the Confidentiality Agreement and Invention Assignment Agreement (the "Confidentiality Agreement") entered into by Executive and the Company. Upon any breach of this Section or the Confidentiality Agreement, all severance payments pursuant to Section 7 shall immediately cease.

                        The obligations under the Confidential Agreement shall survive termination of this Agreement for any reason.

                  8.1.2 Executive  shall not,  without the prior written consent of the Company, directly or indirectly, (i) solicit, request, cause or induce any person who is at the time, or 12 months prior thereto had been, an employee of or a consultant of the Company to leave the employ of or terminate such person's relationship with the Company or
                        (ii) attempt to limit or interfere with any business agreement or relationship existing between the Company and/or its affiliates with a third part.

                  8.1.3 Executive shall not disparage the business reputation of the Company (or its management team) or take any action that are harmful to the Company's goodwill with its customers, content providers, bandwidth or other network infrastructure providers, vendors, employees, the media or the public. Executive recognizes that such actions would cause irreparable harm for which there is no adequate remedy at law and that the Company may seek in state or federal court, and is entitled to a temporary restraining order and to preliminary and permanent injunctive relief in state or federal court to stop any such conduct or statements for any breach or threatened breach of this Section 8 during the term of employment and for a period of two years thereafter.

                  8.1.4 The Company spends  considerable  amounts of time, money and effort in developing and maintaining good will in its industry. Executive agrees the covenants contained within this Section 8: (i) are reasonable and necessary in all respects to protect the goodwill, trade secrets, confidential information, and business interests of Company; (ii) are not oppressive to Executive; and (iii) do not impose any greater restraint on Executive than is reasonably necessary to protect the goodwill, trade secrets, confidential information and legitimate business interests of Company.

                  8.1.5 Executive  acknowledges and agrees that promises made by the Company in this Agreement such as (i) the establishment of an employment relationship and (ii) the commitment to provide severance compensation in the event of the termination of Executive's employment for reasons other than Cause (subject to certain requirements on the part of Executive), constitute one form of consideration for Executive's agreement to and compliance with the restrictive covenants in this Agreement. Executive acknowledges and agrees that Company's agreement to provide Executive with access to Company's confidential and proprietary information is a separate form of consideration supporting the restrictive covenants in this Agreement. Executive acknowledges and agrees that the Company's agreement to permit the use of the Company's goodwill with Company's customers, investors and content providers is a separate form of consideration supporting the restrictive covenants of this Agreement. Executive acknowledges and agrees that the Company's commitment to providing Executive with unique skill development and training is a separate form of consideration supporting the restrictive covenants in this Agreement.

                    8.2 Exclusions. No provision of this Agreement shall be construed to preclude Executive from performing the same services which the Company hereby retains Executive to perform for any person or entity which is not a Competitor of the Company upon the expiration or termination of Executive's employment (or any post-employment consultation) so long as Executive does not thereby violate any term of the Confidentiality Agreement.

9. Remedies. Executive's obligations under the Confidentiality Agreement under
Section 8 of this Agreement shall survive the expiration or termination of Executive's employment (whether through Executive's resignation or otherwise) with the Company. Executive acknowledges that a remedy at law for any breach or threatened breach by Executive of the provisions of the Confidentiality Agreement or Section 8 would be inadequate and Executive therefore agrees that the Company shall be entitled to injunctive relief in any court of competent jurisdiction in the case of any such breach or threatened breach. Executive acknowledges that this Section does not limit the Company's right to seek monetary damages for breach of this Agreement.

10. Miscellaneous.

                    10.1  Notice.  All  notices,  requests,  consents  and other communications hereunder shall be in writing, shall be addressed to the receiving party's address set forth below or to such other address as a party may designate by notice hereunder, and shall be either (i) delivered by hand, (ii) made by telecopy, (iii) sent by overnight courier, or (iv) sent by registered or certified mail, return receipt required, postage prepaid.

                         If to the Company:       Internet Pictures Corporation
                                                  3160 Crow Canyon Road
                                                  Fourth Floor
                                                  San Ramon, CA  94583

                         If to Executive:Home address of Executive as maintained in the Company's personnel records.

                   10.2 Modification and No Waiver of Breach. No waiver or modification of this Agreement shall be binding unless it is in writing signed by the parties hereto. No waiver by a party of a breach hereof by the other party shall be deemed to constitute a waiver of a future breach, whether of a similar or dissimilar nature, except to the extent specifically provided in any written waiver under this Section.

                   10.3 Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF CALIFORNIA EXCLUDING ITS CONFLICT OF LAW PRINCIPLES. ALL QUESTIONS RELATING TO THE VALIDITY AND PERFORMANCE HEREOF AND REMEDIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH SUCH LAW.

                   10.4 Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same agreement.

                   10.5 Captions. The captions used herein are for ease of reference only and shall not define or limit -------- the provisions hereof.

                   10.6 Assistance in Litigation. Executive shall, during and after termination of employment, upon reasonable notice, furnish such information and proper assistance to the Company as may reasonably be required by the Company in connection with any litigation in which it or any of its subsidiaries or affiliates is or may become a party; provided, however, that such assistance following termination shall be furnished at mutually agreeable times and for mutually agreeable compensation.

                   10.7 Entire Agreement.This Agreement, any written agreement referred to herein and the Exhibits hereto constitute the entire agreement between the parties hereto relating to the matters encompassed hereby and supersede any prior or contemporaneous written or oral agreements.

                  10.8  Successors.

                   (a) Any successor to the Company (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Company's business and assets shall assume the obligations under this Agreement and agree expressly to perform the obligations under this Agreement in the same manner and to the same extent as the Company would be required to perform such obligations in the absence of a succession. For all purposes under the Agreement, the term "Company" shall include successor to the Company's business and assets that executes and delivers the assumption agreement described in this subsection (a) or which becomes bound by the terms of this Agreement by operation of law.

                   (b) The terms of this Agreement and all rights of Executive hereunder shall insure to the benefit of, and be enforceable by, Executive's personal or legal representatives, executors, administrators, successors, heirs, devisees and legatees.

                   10.9 Arbitration. Any dispute, controversy, or claim arising out of, in connection with, or in relation to this Agreement and its exhibits, except as provided in Section 9 hereof, shall be settled by arbitration in California pursuant to the Commercial Rules then in effect of the American Arbitration Association and in no other place. Any award or determination shall be final, binding and conclusive upon the parties, and a judgment rendered may be entered in any court having jurisdiction thereof. Executive and the Company knowingly waive any and all rights to a jury trial in any form. The parties hereby expressly waive punitive damages, and under no circumstances shall an award contain any amount that in any way reflects punitive damages. Each party shall bear its own expenses relating to the arbitration, unless otherwise determined in arbitration.

                  It is intended that controversies or claims submitted to arbitration under this Section shall remain confidential, and to that end it is agreed by the parties that neither the facts disclosed in the arbitration, the issues arbitrated, nor the views or opinions of any persons concerning them, shall be disclosed to third persons at any time, except to the extent necessary to enforce an award or judgment or as required by law or in response to legal process or in connection with such arbitration. Nothing in this Section shall limit the Company's right to seek equitable remedies in any court of competent jurisdiction for breach of this Agreement.

IN WITNESS HEREOF, this Agreement has been duly executed as of the Effective date written in Exhibit A.



                                                 INTERNET PICTURES CORPORATION


                                              By:/s/Paul Farmer
                                                 ----------------------------
                                              Name:  Paul Farmer
                                              Title: Chief Financial Officer

                                              /s/ Sarah Pate
                                              -------------------------------
                                              Executive

                                    EXHIBIT A

Effective Date of Employment Agreement: July 01, 2001

Name:    Sarah Pate

Title:   Senior Vice President, General Manager

Direct Supervisor:         Donald Strickland

Annual Base Salary:        $225,000

Target bonus rate:         100%

Options:
         Number:  750,000(1)
         Vesting start date:        June 28, 2001
         Vesting terms:    25% vesting immediately on grant date,
                           25% on January 1, 2002
                           25% July 1, 2002, then
                           1/12th each month thereafter for full vesting two years from grant date.

(1) Does not reflect a 10-for-1 reverse stock split effective August 22, 2001.

Other (state "None") if no other items should be noted):
None

                          INTERNET PICTURES CORPORATION

                          By:/s/Paul Farmer
                             ---------------------------
                          Name: Paul Farmer
                          Title: Chief Financial Officer

                          /s/Sarah Pate
                          ------------------------------
                          Executive

                                    EXHIBIT B

                                 OTHER POSITIONS

                                      None

                                    EXHIBIT C

                                PRIOR INVENTIONS

                                      None

                                                                   Exhibit 21.1


                  SUBSIDIARIES OF INTERNET PICTURES CORPORATION

Name of Subsidiary                                State or Other Jurisdiction
------------------                                ---------------------------
Interactive Pictures Corporation                  Tennessee

Interactive Pictures Corporation                  United Kingdom
UK Limited

PW Technology, Inc.                               Delaware

Internet Pictures (Canada),Inc.                   Canada

                                                                   Exhibit 23.1
CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-71690) and Form S-8 (Nos. 333-76808, 333-40160,
333-36068, 333-33358, 333-87309 and 333-89499) of Internet Pictures Corporation
of our reports dated March 27, 2003 relating to the consolidated financial statements and the financial statement schedule, which appear in this Form 10-K.


/s/ PricewaterhouseCoopers LLP
------------------------------
San Jose, California
March 28, 2003

                                                                   Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
         In connection with the Annual Report of Internet Pictures Corporation (collectively, the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Donald Strickland, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

  /s/ Donald Strickland
  -----------------------
  Donald Strickland
  Chief Executive Officer
  March 28, 2003

                                                                   Exhibit 99.2
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Internet Pictures Corporation (collectively, the "Company") on Form 10-K for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul Farmer, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

  /s/ Paul Farmer
  -----------------------
  Paul Farmer
  Chief Financial Officer
  March 28, 2003