Form 10-Q
period 2003-03-31
INTERNET PICTURES CORP
filed 2003-05-13
CIK 1088022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003	Commission File No. 000-26363

Internet Pictures Corporation

(Exact name of registrant as specified in its charter)

Delaware	52-2213841
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

3160 Crow Canyon Road
San Ramon, California 94583
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (925) 242-4002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

6,812,955 shares of $0.001 par value common stock outstanding as of April 30, 2003.

INTERNET PICTURES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2003
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INTERNET PICTURES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2002	2003

	(1)	(unaudited)
(In thousands)
ASSETS
Cash and cash equivalents	$3,020	$4,729
Restricted cash and short term investments	2,972	1,400
Accounts receivable, net	3,535	2,195
Inventory, net	181	227
Prepaid expenses and other current assets	984	1,250

Total current assets	10,692	9,801
Computer hardware, software and other, net	4,631	4,412
Other long term assets	70	31
Goodwill	3,042	3,042

Total assets	$18,435	$17,286

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable	$360	$996
Accrued liabilities	5,426	3,996
Deferred revenue	85	122
Current portion of obligations under capital leases	2,403	2,259

Total current liabilities	8,274	7,373
Obligations under capital leases, net of current portion	1,459	918
Other long term liabilities	310	230
STOCKHOLDERS’ EQUITY:
Preferred stock	1	1
Common stock	65	65
Class B common stock	—	—
Additional paid-in capital	513,937	513,937
Accumulated deficit	(505,117)	(504,749)
Accumulated other comprehensive loss	(494)	(489)

Total stockholders’ equity	8,392	8,765

Total liabilities and stockholders’ equity	$18,435	$17,286

(1)	The December 31, 2002 balances were derived from the audited financial statements.

     See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNET PICTURES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,

	2002		2003

	(unaudited)
(In thousands, except per share data)
Revenue:
Transaction services		$3,575		$5,602
Immersive still solutions		1,219		784
Immersive video solutions		—		5

Total revenue		4,794		6,391

Cost of revenue:
Transaction services		1,669		1,782
Immersive still solutions		455		338
Immersive video solutions		—		4

Total cost of revenue		2,124		2,124

Gross profit		2,670		4,267

Operating expenses:
Sales and marketing		2,040		1,761
Research and development		1,281		1,260
General and administrative		904		829

Total operating expenses		4,225		3,850

Income (loss) from operations		(1,555)		417
Interest income (expense)		38		(43)
Other		5		(6)

	$		$
Net income (loss)		(1,512)		368

Net income (loss) per common share:	$		$
Basic		(0.22)		0.05
Diluted		$(0.22)		$0.02

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNET PICTURES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,

	2002	2003

(In thousands)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,512)	$368
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	700	936
Provision for doubtful accounts receivable	(22)	(2)
Non-cash compensation expense	53	—
Changes in operating assets and liabilities:
Accounts receivable	(328)	1,342
Inventory	80	(46)
Prepaid expenses and other current assets	(460)	(266)
Other long term assets	—	40
Accounts payable	(916)	228
Accrued expenses	(154)	61
Deferred revenue	(561)	38

Net cash provided by (used in) operating activities	(3,120)	2,699
Cash flow from investing activities:
Purchases of computer hardware, software and other	(522)	(310)

Net cash used in investing activities	(522)	(310)

Cash flows from financing activities:
Proceeds from exercise of stock options	84	—
Repayments of capital lease obligations	(275)	(685)
Proceeds from notes receivable from stockholders	179	—

Net cash used in financing activities	(12)	(685)

Effect of exchange rate changes on cash	(49)	5

Net increase (decrease) in cash and cash equivalents	(3,703)	1,709
Cash and cash equivalents, beginning of period	11,103	3,020

Cash and cash equivalents, end of period	$7,400	$4,729

     See accompanying notes to the unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands, except per share data)
(Unaudited)

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

We have prepared these financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our audited financial statements as of and for the year ended December 31, 2002.

The information furnished reflects all adjustments which management believes are necessary for a fair presentation of our financial position as of March 31, 2003 and the results of our operations and our cash flows for the three month periods ended March 31, 2002 and 2003. All such adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 2002 and 2003 are not necessarily indicative of the results to be expected for the respective full years.

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

At March 31, 2003, we had $1,400 of investments with a remaining maturity of three months that have been provided as collateral for certain capital lease obligations and, accordingly, classified as restricted short term investments. We will renew the investment for successive six month/one year periods until the capital lease obligation restrictions are removed. At December 31, 2002, restricted cash also included $1,372 related to accrued customer deposits which were paid in full during the quarter ended March 31, 2003.

3.     INCOME (LOSS) PER SHARE

We compute net income (loss) per share in accordance with FAS No.128, “Earnings Per Share” (“FAS 128”). Under the provisions of FAS 128, basic net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding. Under the provisions of FAS 128, diluted net income per share is computed by dividing the net income for the period by the weighted average number of shares of common stock outstanding, plus potential common stock outstanding during the period. The calculation of basic and diluted net loss per share excludes potential common shares if the effect is antidilutive.

Potential common shares are composed of incremental shares of common stock issuable upon the conversion or exercise of potentially dilutive convertible preferred stock, stock options and warrants. Stock options and warrants with exercise prices above the average common stock closing price during the period are not considered to be potentially dilutive in the calculation of income (loss) per share. The following table sets forth the computation of basic and dilutive net income (loss) per share for the periods indicated:

	Three months ended
	March 31,

(In thousands, except per share)	2002		2003

	(unaudited)
NUMERATOR:	$
Net income (loss)		(1,512)	$368
DENOMINATOR:
Weighted average shares outstanding — Basic		6,780	6,813
Weighted average potential stock options		—	12
Weighted average potential warrants		—	10,267

Weighted average shares outstanding — Diluted		6,780	17,092

INCOME (LOSS) PER SHARE:
Basic		$(0.22)	$0.05
Diluted		$(0.22)	$0.02

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the three month period ended March 31, 2002 and 2003:

(In thousands)	2002	2003

Stock options	737	—
Convertible preferred stock	10,267	—
Warrants	1,381	—

For the three month period ended March 31, 2003, our common stock had an average share price of $1.07. As of March 31, 2003, the average exercise price of the warrants to purchase common stock is $3.04 and the average exercise price of employee stock options is $7.03. Not included in the table above are (i) 3,217,612 shares issuable upon exercise of options and (ii) 2,438,824 shares issuable upon exercise of warrants, each of which have an exercise price above the average share price during the three month period ended March 31, 2003. Not included in the table above are (i) 1,624,620 shares issuable upon exercise of options and (ii) 1,090,606 shares issuable upon exercise of warrants, each of which have an exercise price above the average share price of $2.53 for the three month period ended March 31, 2002.

4.     RESTRUCTURING AND OTHER

During the quarter ended March 31, 2003, the following payments were made against the restructuring accrual:

	Balance at			Balance at
(Unaudited, in thousands)	December 31, 2002	Expense in 2003	Payments in 2003	March 31, 2003

Restructuring provisions:
Severance	$500	$—	$200	$300
Lease obligations	549	—	90	459

Total	$1,049	$—	$290	$759

5.     STOCK-BASED COMPENSATION — FAIR VALUE DISCLOSURES

We comply with the disclosure provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 “Accounting for Stock-based Compensation” (“FAS 123”). We have elected, however, to continue accounting for stock-based compensation issued to employees using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our stock and the exercise price of the option. Stock and other equity instruments issued to non-employees have been accounted for in accordance with FAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services,” and have been valued using the Black-Scholes model.

Pro forma information regarding our net income (loss) is required by FAS 123 and FAS 148 “Accounting for Stock-Based Compensation, Transition and Disclosure”, and has been determined as if we had accounted for the stock options under the fair value method of FAS 123.

The computations for pro-forma basic and diluted earnings per share for each quarter follow:

	Three months ended
	March 31,

(In thousands, except per share data)	2002	2003

	(unaudited)
Net income (loss)	$(1,512)	$368
Add: employee stock compensation expense included in reported net income (loss)	—	—
Less: FAS 123 pro-forma charges	(3,094)	(442)

Adjusted net loss	$(4,606)	$(74)

	Three months ended
	March 31,

	2002	2003

Basic net income (loss) per common share:
Net income (loss)	$(0.22)	$0.05
Net effect of pro-forma charges	(0.46)	(0.06)

Adjusted basic net loss per common share	$(0.68)	$(0.01)

Diluted net income (loss) per common share:
Net income (loss)	$(0.22)	$0.02
Net effect of pro-forma charges	(0.46)	(0.03)

Adjusted diluted net loss per common share	$(0.68)	$(0.01)

Grants under the Employee Stock Purchase Plan (“ESPP”) have a look-back feature and a 15% discount and accordingly under FAS 123 would have had compensation expense calculated as a result. The fair value disclosure associated with the ESPP grants is included in the fair value pro-forma information above.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants during the three month periods ending March 31: expected lives of three to four years in 2002 and 2003; risk free interest rate of 4.0% to 4.5% in 2002 and 3.5% to 4.0% in 2003; expected dividends of zero in all periods; and volatility of 184% in 2002 and 115% in 2003.

6.     COMMITMENTS AND CONTINGENCIES

Commitments

The table below shows our contractual obligations as of March 31, 2003:

(In thousands)		Payments Due by Period

	Total	Remainder of 2003	2004 & 2005	2006 & 2007	After 2007

Capital leases	$3,398	$1,889	$1,509	$—	$—
Operating leases	7,000	2,404	3,761	771	64

Total	$10,398	$4,293	$5,270	$771	$64

Contingencies

On November 15, 2002, a First Amended Consolidated Complaint for violation of federal securities laws was filed against Homestore.com, Inc. (“Homestore”) by the California Teachers’

Retirement System (“CalSTRS”). The Complaint is a class action lawsuit filed on behalf of stockholders of Homestore which flows from alleged misstatements and omissions made by Homestore and the other named defendants, which include us. The Complaint alleges that during 2001, Homestore and iPIX entered into fraudulent reciprocal transactions intended to artificially bolster and maintain Homestore’s and our respective stock prices. The Complaint alleges that Homestore’s public statements with respect to these transactions are attributable to us and violate Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We joined with other co-defendants and filed a joint motion to dismiss, alleging that the Complaint fails to state a claim upon which relief may be granted, among other things. On March 7, 2003, the United States District Court for the District of Central California granted our motion to dismiss, with prejudice. However, CalSTRS may appeal this dismissal in accordance with the federal rules of procedure.

We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition, results of operations or cash flows.

7.     SEGMENTS

We currently have three reportable segments. The accounting policies of the segments are the same as those of the Company. Management evaluates the performance of the segments and allocates resources to them based on evaluations of the segment’s revenues and gross profit. There are no inter-segment revenues. We do not make allocations of corporate costs to the individual segments and do not identify separate assets of the segments in making decisions regarding the performance or the allocation of resources to them.

Information about the reported segments is as follows:

	Three months ended
	March 31,

(In thousands)	2002	2003

	(unaudited)
Revenue:
Transaction services	$3,575	$5,602
Immersive still solutions	1,219	784
Immersive video solutions	—	5

Total	$4,794	$6,391

Cost of revenue:
Transaction services	$1,669	$1,782
Immersive still solutions	455	338
Immersive video solutions	—	4

Total	$2,124	$2,124

8.     EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applicable in 2002. The adoption of FIN 45 did not have a material impact on our results of operation or financial condition and did not result in any additional liabilities as of March 31, 2003 associated with guarantees covered by this interpretation. In addition to guarantees, we have entered into agreements indemnifying certain parties with respect to our potential infringement of other party’s intellectual property. Due to the nature of the indemnifications, our maximum exposure under these agreements cannot be estimated. We have not recorded any amounts for those indemnities because they are not probable or estimable at this time.

In November 2002, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, FAS 148 requires disclosure of the pro forma effect in interim financial statements. The disclosure requirements of FAS 148 are contained in Note 6. We will continue to apply the provisions of APB 25 and disclose the fair value information on a pro-forma basis.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

9.     CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short term investments and accounts receivable. Cash, cash equivalents and short term investments are deposited with high quality financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and abroad. We perform ongoing credit evaluations of our customers’ financial condition and we do not require collateral from our customers.

The following table summarizes the revenue from customers in excess of 10% of total revenues:

	Three months ended
	March 31,

	2002	2003

	(unaudited)
Homestore	21%	4%
eBay	55%	84%

At March 31, 2003, Homestore and eBay represented 0% and 80% of accounts receivable, respectively. All amounts due from eBay as of March 31, 2003, were collected during April 2003. At December 31, 2002, Homestore and eBay represented 0% and 83% of accounts receivable, respectively. Our principal agreements with Homestore and eBay, expire on June 30, 2003 and September 30, 2003, respectively. We are currently negotiating the terms of an extension or amendment with Homestore and can not give any assurances that any new agreement, extension of similar agreement will be reached.

We are also discussing terms of our future relationship with eBay. Under the discussed terms, we may receive aggregate consideration of up to $15 million, and may no longer receive any revenues from, or provide any services to, eBay after September 30, 2003. We believe that transaction fees from eBay will continue to increase as a percentage of revenue through September 30, 2003 as more eBay customers utilize our service on the eBay auction Web site. Although we may provide eBay with assistance in transferring operating and program management responsibilities after expiration of the current agreement, we can not give any assurance that such an agreement will be reached. In addition, if we experience significant changes in the terms of our relationships with other current or prospective customers, delays in payments from customers or the subsequent loss of another major customer, it would have a material adverse effect on our business.

10.     RELATED PARTY TRANSACTIONS

During 2001, our CEO at that time, Mr. Phillips resigned as our chairman and chief executive officer. Pursuant to a separation agreement, Mr. Phillips received a severance payment in the amount of $1,300, in the following increments: (i) $200 was paid on May 25, 2001; (ii) $200 was paid on September 1, 2001; (iii) $200 was paid on January 1, 2002; (iv) $200 was paid on June 1, 2002; (v) $200 was paid on January 2, 2003; (vi) $200 will be paid on or before June 1, 2003 and (vii) $100 will be paid on or before September 1, 2003.

IPIX International

In the third quarter of 2002, we entered into license, distribution and trademark agreements with Soroof International, a Saudi Arabia-based corporation (“Soroof”). Under the agreements, Soroof will be the exclusive distributor for iPIX immersive still products, including the iPIX GPS Mapping System, outside of North America and Asia through its newly established entity, iPIX International (“iPIX-I”). The agreement, effective July 1, 2002, expires December 31, 2007, unless renewed. iPIX-I has an exclusive license to develop integrated solutions for markets including real estate, travel and tourism and other markets in which online marketing is critical. We will also provide certain hosting services during the term of the agreements. Soroof has committed to certain minimum quarterly royalties during the term of the agreement. Should these minimum royalties not be met, we have the right to terminate our agreements with Soroof.

iPIX has a minority equity interest in iPIX-I, however, iPIX does not have the ability to exercise significant influence over iPIX-I operations. We account for our investment in iPIX-I on the cost basis. We did not make any capital contributions to iPIX-I and we have no commitments to fund iPIX-I. We do have the right, however, but not the obligation, to purchase iPIX-I from Soroof after December 31, 2005 for consideration as defined in the agreement. During the quarter ended March 31, 2003, we recognized $220 of revenue under these agreements.

Transactions with eBay, Inc.

Pursuant to an agreement dated April 19, 2000, as amended, we provide to eBay, Inc., which currently beneficially owns more than 10% of our common stock, image management services to eBay’s online auction Web sites. Pursuant to that agreement, we issued eBay a warrant to purchase 60,000 shares of common stock at an exercise price of $203.80 per share. The warrant expires on April 19, 2010. Under this agreement, we generated revenues of $2,626 and $5,350 for the quarters ended March 31, 2002 and 2003, respectively. Under this agreement, we were required to pay marketing fees to eBay of $16,000 over a two-year period. As of September 26, 2001, we had paid $9,500 of the $16,000 commitment and we agreed to extend the additional $6,500 of payments through September 2003. As of March 31, 2003, we have $2,000 of the commitment remaining. In accordance with EITF 01-09 “Accounting for consideration given by a vendor to a customer (including a reseller of the vendor’s products)”, $500 of these fees was offset against revenue which amount represented the excess over the fair value of the benefit received during the quarter ended March 31, 2003.

In 2001 and 2002, we sold to eBay, and eBay leased back to us, certain computer equipment utilized to provide image management services to eBay and other customers. The purchase price for the equipment was approximately $5,334. The transactions resulted in no gain or loss to iPIX. Pursuant to lease schedules covering this equipment, we will pay eBay annual lease payments of approximately $1,380, $779 and $106 in the duration of 2003, 2004 and 2005, respectively. In the quarter ending March 31, 2003, we paid eBay $503 pursuant to these lease schedules.

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

OVERVIEW

We are focused on three businesses:

(1)	providing outsourced imaging services to facilitate online transactions in the auction, classifieds and real estate markets (“Transaction Services”);

(2)	providing immersive imaging solutions for the real estate, travel and visual documentation markets (“Immersive still solutions”); and

(3)	providing 180-degree and 360-degree video surveillance for the security and observation markets (“Immersive video solutions”).

Our Transaction Services’ products and services include the capture, processing, management and distribution of images and related data. Revenues from online auctions and classifieds are primarily transaction based. Our transaction services involve designing, building and managing an image management infrastructure as well as leasing spaces from state-of-the-art co-location facilities with access to telecommunications bandwidth. Since these services are capital intensive, a high percentage of the costs associated with transaction services are fixed and accordingly the margins from transaction services are highly dependent upon asset utilization. Substantially all of our recurring revenue is derived from transaction fees generated by our Rimfire service. In particular, eBay and Homestore are our largest Rimfire customers. eBay represented approximately 60% of our total revenue and approximately 82% of total Rimfire revenue for the year ended December 31, 2002 and 84% of total revenue and 95% of total Rimfire service revenue for the first quarter of 2003. Homestore represented approximately 9% of total revenue and 20% of total Rimfire service revenue for the first quarter of 2002, but less than 10% of total revenue and Rimfire revenue for the first quarter 2003. We continue to diversify and add additional Transaction Services customers and are currently targeting image management for publications, online and off line classified advertising and other business opportunities. If we fail to add significant customers in this segment of our business, our results of operations could be adversely affected.

We are currently negotiating terms to restructure our business agreement with eBay, which expires by its terms on September 30, 2003, subject to certain post-termination obligations. These negotiations include eBay acquiring certain rights to our Rimfire technology, our assistance in transferring operating and program management responsibilities to it and other considerations. We may receive up to $15 million in aggregate consideration as a result of these negotiations.

The foregoing terms are preliminary, still subject to negotiation and are not the subject of any definitive agreement. No assurance can be given that we will reach an agreement on terms acceptable to us, or at all. We may not expect to receive any other revenue from, or provide any other services to, eBay after September 30, 2003.

As a result, we expect that reaching a new agreement with eBay, under the terms currently being discussed, or the expiration of the current eBay agreement without modification, or our failure to replace the revenue from the current eBay agreement with other customers, could have a material adverse affect on our on-going financial operating results.

Our principal agreement with Homestore expires on June 30, 2003. We are currently in negotiations to extend this agreement, but can not give any assurance that any new agreement, extension or similar arrangement will be reached. Significant changes in the terms, or the termination, of our relationship with Homestore could have a material adverse affect on our business.

Our immersive technology primarily generates revenues in two ways: licenses of software and re-sale of camera equipment. We utilize iPIX keys to license our immersive still technology to capture and save a single immersive image. We also offer time-based seat or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year. Our immersive video technology, which may be off-line or online, may be purchased on a per-unit basis or a per-year license. We sell our immersive products and services primarily into the real estate, security and observation and visual documentation markets. The cost of sales for our licenses is low in proportion to the related revenue. The cost of sales for the sale of camera equipment has generally been 50% to 75% of related revenues. We continue to develop our immersive imaging business for the security and observation market.

We also provide professional services to customers that request specific customizations or integrations of our products and services. Providing professional services is labor intensive, and our cost of sales for professional service tends to be 40% to 60% of revenues.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release 60 issued by the Securities and Exchange Commission (“SEC”) requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements included in our Annual Report filed on Form 10-K include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and actual results may differ from those estimates. Those areas that require the greatest degree of management judgment include revenue recognition, adequacy of the allowance for doubtful accounts, goodwill and significant accruals.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and our financial statements accurately reflect management’s best estimate of the results of operations, financial position and cash flows for the periods presented. We believe the following represent our critical accounting policies:

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, “Software Revenue Recognition,” and SAB 101, “Revenue Recognition in Financial Statements.” Transaction revenues are recognized as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed or determinable and collection of the resulting receivable was reasonably assured. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is reasonably assured. If there are continuing obligations, then we recognize license revenue ratably over the life of the contract.

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

Revenues generated from professional services are recognized as the related services are performed. When such professional services are combined with on-going transaction services or are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized while the transaction services are performed, on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and ARB 45, “Long-Term Construction-Type Contracts.”

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

Goodwill

Under United States generally accepted accounting principles, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. These estimates include forecasted revenues and operating expenses, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We believe that the accounting estimate related to goodwill is a “critical accounting estimate” because (1) it requires Company management to make assumptions about fair values and (2) the impact of recognizing an impairment could be material to our financial position, as well as our results of operations. Management’s assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values. If we are unable to extend our agreement with eBay, we may incur a significant impairment of our goodwill.

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

RESTRUCTURING ACTIONS

During the quarter ending March 31, 2003, the following payments were made against our restructuring accrual:

	Balance at			Balance at
(Unaudited, in thousands)	December 31, 2002	Expense in 2003	Payments in 2003	March 31, 2003

Restructuring provisions:
Severance	$500	$—	$200	$300
Lease obligations	549	—	90	459

Total	$1,049	$—	$290	$759

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percent relationship to total revenues of select items in our statements of operations.

	Three months ended March 31,

	2002	2003

Revenue:
Transaction services	74.6%	87.6%
Immersive still solutions	25.4	12.3
Immersive video solutions	—	0.1

Total revenue	100.0	100.0

Cost of revenue:
Transaction services	34.8	27.9
Immersive still solutions	9.5	5.3
Immersive video solutions	—	0.1

Total cost of revenue	44.3	33.3

Gross profit	55.7	66.7

Operating expenses:
Sales and marketing	42.5	27.5
Research and development	26.7	19.7
General and administrative	18.9	13.0

Total operating expenses	88.1	60.2

Income (loss) from operations	(32.4)	6.5
Interest income (expense)	0.8	(0.7)
Other	0.1	(0.1)

Net Income (loss)	(31.5)%	5.7%

Quarter Ended March 31, 2003 Compared to the Quarter Ended March 31, 2002

	Three months ended
	March 31,

(Dollars in thousands)	2002	2003	Difference	Percent Change

	(Unaudited)
Revenue:
Transaction services	$3,575	$5,602	$2,027	57%
Immersive still solutions	1,219	784	(435)	(36)
Immersive video solutions	—	5	5	100

Total revenue	4,794	6,391	1,597	33

Cost of revenue:
Transaction services	1,669	1,782	113	7
Immersive still solutions	455	338	(117)	(26)
Immersive video solutions	—	4	4	100

Total cost of revenue	2,124	2,124	—	—

Gross profit	2,670	4,267	1,597	60

Operating expenses:
Sales and marketing
Research and development	2,040	1,761	(279)	(14)
General and administrative	1,281	1,260	(21)	(2)
	904	829	(75)	(8)

Total operating expenses	4,225	3,850	(375)	(9)

Income (loss) from operations	(1,555)	417	1,972	(127)
Interest income (expense)	38	(43)	(81)	(188)
Other	5	(6)	(11)	(220)

Net Income (loss)	$(1,512)	$368	$1,880	(124)%

Revenue. Total revenue increased in the quarter ended March 31, 2003 over the quarter ended March 31, 2002 due to increased volumes of images processed by Rimfire ($2.0 million), primarily related to on-line auctions, partially offset by lower sales volumes of primarily immersive kits and keys ($0.4 million). During 2002, we reduced our sales and marketing efforts related to the sale of immersive kits and keys, which resulted in lower revenues in order to increase operating margins related to these products. A portion of this decrease is attributable to our sale of our international immersive imaging operations.

Cost of Revenue. Cost of revenue consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in an iPIX kit. Cost of revenue remained at substantially the same level, but as a percentage of total revenues decreased to 33% in the quarter ended March 31, 2003 from 44% in the quarter ended March 31, 2002. Cost of revenue as a percent of revenue declined in 2003 primarily due to operational efficiencies and economies of scale associated with the processing of transactions.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased in the quarter ended March 31, 2003 over the quarter ended March 31, 2002, primarily due to our decision to sell more of our products and services through third parties and become less reliant upon a worldwide direct sales force. As a result, we significantly decreased our sales force and eliminated our field operations personnel.

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses were essentially at the same levels in the quarter ended March 31, 2003 and the quarter ended March 31, 2002.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, bad debt expenses and other costs associated with being a public company. General and administrative expenses were essentially at the same levels in the quarter ended March 31, 2003 and the quarter ended March 31, 2002. In the quarter ended March 31, 2002, $0.1 million was collected from previously reserved receivables and recognized as a reduction in general and administrative expenses, this was offset in the same quarter of 2003 primarily by a $0.1 million decrease in personnel and related costs.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At March 31, 2003, we had $6.1 million of cash, restricted cash and short term investments, of which $1.4 million was restricted.

Summary Consolidated Cash Flow Data

	Three months ended
	March 31,

(In thousands)	2002	2003

	(unaudited)
Net cash provided by (used in) operating activities	$(3,120)	$2,699
Net cash used in investing activities	(522)	(310)
Net cash used in financing activities	(12)	(685)
Effect of exchange rate changes on cash	(49)	5

Net increase (decrease) in cash and cash equivalents	(3,703)	1,709
Cash and cash equivalents, beginning of period	11,103	3,020

Cash and cash equivalents, end of period	$7,400	$4,729

The primary difference in cash from operating activities in the first quarter of 2003 over the first quarter of 2002 was net income in 2003 of $0.4 million, compared to a net loss of $1.5 million in 2002. Our net loss for the three months ended March 31, 2002 included non-cash amortization of deferred revenues of $0.6 million, whereas the three months ended March 31, 2003 included no deferred revenues.

Also included in net cash provided by operating activities for the three months ended March 31, 2003, were the following:

•	a decrease in restricted cash and related accrued customer deposits which were paid in full during the quarter ended March 31, 2003 ($1.6 million);

•	a decrease in receivables due primarily to a late payment for November 2002 services to on-line auction clients, which was collected in January 2003 ($1.2 million); and

•	a decrease in accrued expenses primarily related to payments of restructuring accruals from 2001 and payments of prior obligations under extended terms ($1.5 million).

Net cash used in investing activities in the first quarter of 2003 and 2002 was primarily related to the acquisition of computer software and hardware. We do not currently expect any significant acquisitions of computer hardware and software throughout the remainder of 2003.

Net cash used in financing activities in the first quarter of 2003 and 2002 was primarily related to the repayment of capital lease obligations.

The table below shows our contractual obligations as of March 31, 2003:

		Payments Due by Period

(In thousands)	Total	Remainder of 2003	2004 & 2005	2006 & 2007	After 2007

Capital leases	$3,398	$1,889	$1,509	$—	$—
Operating leases	7,000	2,404	3,761	771	64

Total	$10,398	$4,293	$5,270	$771	$64

Management believes we have sufficient cash resources to meet our funding needs for the next 12 months. We finished the first quarter of 2003 with approximately $6.1 million in cash, cash equivalents, restricted cash and short-term investments. Our use, or generation, of cash will be largely influenced by sales to our major customers. Our principal agreement with Homestore expires on June 30, 2003. We are currently negotiating the terms of an extension or amendment with Homestore and can not give any assurances that any new agreement, extension or similar agreement will be reached.

As disclosed above, we are discussing terms of our future relationship with eBay. Under the discussed terms, we may receive aggregate consideration of up to $15 million, and may no longer receive any revenues from, or provide any services to, eBay after September 30, 2003. We believe that transaction fees from eBay will continue to increase as a percentage of revenue through September 30, 2003 as more eBay customers utilize our service on the eBay auction Web site. Although we may provide eBay with assistance in transferring operating and program management responsibilities after expiration of the current agreement, we can not give any assurance that such an agreement will be reached. In addition, if we experience significant changes in the terms of our relationships with other current or prospective customers, delays in payments from customers or the subsequent loss of another major customer, it would have a material adverse effect on our business.

Depending upon the definitive outcome of our negotiations with eBay, Homestore and other customers, the timeliness of collection of our accounts receivable, our rate of growth and our ability to control or affect reductions in costs, we may require additional equity or debt financing to meet future working capital or capital expenditure needs for the next 12 months. There can be no assurance that such additional financing will be available, that such financing can be obtained on terms satisfactory to us.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities and indemnification obligations provided under contract. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applicable in 2002. The adoption of FIN 45 did not have a material impact on our results of operation or financial condition and did not result in any additional liabilities as of March 31, 2003 associated with guarantees covered by this interpretation. In addition to guarantees, we have entered into agreements indemnifying certain parties with respect to our potential infringement of other party’s intellectual property. Due to the nature of the indemnifications, our maximum exposure under these agreements cannot be estimated. We have not recorded any amounts for these indemnities because they are not probable or estimable at this time.

In November 2002, the EITF reached consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation, Transition and Disclosure” (“FAS 148”). FAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. FAS 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. We will continue to apply the APB 25 provisions and will disclose the fair value information on a proforma basis. The disclosure requirements of FAS 148 are contained in Note 6.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51” (“FIN 46”). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not believe that the adoption of this standard will have a material effect on our financial position or results of operations.

INFLATION

Inflation has not had a significant impact on our operations to date.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2003, we had $6.1 million of cash, cash equivalents, restricted cash and short-term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we concluded that we do not have material market risk exposure.

Item 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and the our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management’s beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed in “Risk Factors” of our annual report on Form 10-K filed with the SEC on March 31, 2003.

The words “believe”, “may”, “will”, “should”, “anticipate”, “estimate”, “expect”, “intends”, “objective” or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3, Legal Proceedings, in our annual report on Form 10-K for discussion of litigation that has been dismissed against us but is subject to appeal.

We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 2. Changes In Securities And Use Of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission Of Matters To A Vote Of Security Holders

     None.

Item 5. Other Information

     The Company’s Audit Committee is currently comprised of Laban P. Jackson, Jr., Thomas Garrott and Andrew Seamons. Mr. Seamons also serves as the chairman of the Audit Committee. Messrs. Jackson and Garrott qualify as an “Independent Director” under Rule 4200 of the NASD Rules. Due to Mr. Seamons prior employment by Paradigm Holdings, LLC, an affiliate of the Company, Mr. Seamons does not qualify as an “Independent Director” under Rule 4200 due to his employment by Paradigm Holdings, LLC within the prior three year period. However, as of July 2002, Mr. Seamons was no longer employed by Paradigm Holdings, LLC. In addition, Mr. Seamons’ prior experience in financial matters and understanding of accounting standards and financial statements provides him with a sophisticated financial background to qualify as an audit committee financial expert. For these reasons, the board of directors of the Company has determined that it is in the best interests of the Company and its shareholders to appoint Mr. Seamons to the Audit Committee.

Item 6. Exhibits And Reports On Form 8-K

a) Exhibits

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports On Form 8-K

None

INTERNET PICTURES CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 13, 2003	INTERNET PICTURES CORPORATION (Registrant)

/s/ Paul Farmer Paul Farmer Authorized Officer Chief Financial Officer and Chief Accounting Officer

302 CERTIFICATION

I, Donald Strickland, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Internet Pictures Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 13, 2003

/s/ Donald Strickland
Donald Strickland
Chief Executive Officer

302 CERTIFICATION

I, Paul Farmer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Internet Pictures Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date May 13, 2003

/s Paul Farmer
Paul Farmer
Chief Financial Officer

INTERNET PICTURES CORPORATION

INDEX TO EXHIBITS FOR FORM 10-Q

FOR QUARTER ENDED MARCH 31, 2003

EXHIBIT NO.	EXHIBIT DESCRIPTION

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002