Form 10-K/A
period 2002-12-31
INTERNET PICTURES CORP
filed 2003-08-14
CIK 1088022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number	00-26363

INTERNET PICTURES CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	52-2213841

State or other jurisdiction incorporation or organization	(IRS Employer Identification No.)

3160 Crow Canyon Road, San Ramon, California 94853

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (925) 242-4002

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐   No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was $13,268,972 (based on the last sale price of $2.00).

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of July 31, 2003 was 7,557,241. On August 22, 2001 our stockholders approved a ten-for-one reverse stock split. All share and per share data is presented to give effect to the retroactive application of the reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Information Statement for the Annual Stockholders’ Meeting to be held on or about May 6, 2003, to be filed with the Securities and Exchange Commission pursuant to Regulation 14C under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report on Form 10-K. Such Information Statement, except for the portions thereof which are specifically incorporated herein by reference, shall not be deemed “filed” for purposes of this report on Form 10-K.

Introductory Note
PART II
PART IV
SIGNATURES
EX-23.1 CONSENT OF PRICEWATERHOUSECOOPERS LLP
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

Introductory Note

This Form 10-K/A of Internet Pictures Corporation (“iPIX,” “we,” “us,” “our,” or the “Company”) is being filed for the purpose of amending Item 7, and amending and restating Items 6, 8 and 15 of our Form 10-K filed March 31, 2003 to reflect the recalculation of our earnings (loss) per common share for the year ended December 31, 2002 and for each of the quarterly periods in the year then ended. Other than as expressly stated herein, the information in this Form 10-K/A does not reflect any subsequent information or events other than the recalculation detailed below. The only changes to our previously filed Form 10-K relate to the recalculations discussed below.

The Company has revised its financial statements for the year ended December 31, 2002 and the quarter ended March 31, 2003 to reflect the impact of the cumulative dividend and participation rights of the Company’s convertible preferred stock on the calculation of earnings (loss) per common share for the year ended December 31, 2002 and the quarters ended March 31, June 30, September 30 and December 31, 2002 and the quarter ended March 31, 2003. The cumulative dividend, whether or not declared, has been reflected as a reduction in net income (loss) to calculate net income (loss) available to common shareholders. In addition, the participation right of the preferred stock has been considered in the calculation of basic earnings (loss) per common share, if dilutive, using the if converted method or the two class method, if more dilutive. The revision of earnings (loss) per common share for the periods indicated above had no effect on reported revenues, gross profit, net income (loss) or cash balances in any of the periods. See Note 15 to the financial statements for more discussion on this matter. The effect of the restatement of earnings (loss) per common share is as follows:

	2002

	Q1	Q2	Q3	Q4	FY 2002	Q1 2003

Earnings (loss) per common share:
Basic — as reported	$(0.22)	$(0.10)	$0.08	$0.07	$(0.17)	$0.05
Basic — restated	$(0.29)	$(0.17)	$0.01	$0.00	$(0.43)	$(0.01)
Diluted — as reported	$(0.22)	$(0.10)	$0.03	$0.03	$(0.17)	$0.02
Diluted — restated	$(0.29)	$(0.17)	$0.01	$0.00	$(0.43)	$(0.01)

PART II

Item 6. Selected Financial Data

Selected Historical Financial Information

The statement of operations data presented below for the years ended December 31, 2000, 2001 and 2002 and the balance sheet data as of December 31, 2001 and 2002 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The statement of operations data for the years ended December 31, 1998 and 1999 and the balance sheet data as of December 31, 1998, 1999 and 2000 are derived from audited consolidated financial statements that are not included in this report. These results are not necessarily indicative of results to be expected for any future period. You should read the data presented below together with our consolidated financial statements and related notes to those statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Fiscal Years Ended December 31,

(In thousands, except per share data)	1998	1999	2000	2001	2002

					(restated)
Statement of Operations Data
Revenues:
Products	$2,789	$12,523	$48,943	$14,758	$6,512
Services	329	—	4,730	14,148	15,901

	3,118	12,523	53,673	28,906	22,413

Cost of revenues:
Products	1,274	7,660	25,555	7,270	2,145
Services	241	—	2,516	4,991	6,583

	1,515	7,660	28,071	12,261	8,728

Gross profit	1,603	4,863	25,602	16,645	13,685

Operating expenses:
Sales and marketing	9,366	51,138	83,064	21,252	7,607
Research and development	3,018	6,690	14,582	7,671	4,862
General and administrative	4,385	19,499	22,850	15,816	2,933
Impairment and amortization of intangibles	—	—	234,024	2,433	—
Merger expenses	—	—	15,175	—	—
Loss on disposal of assets	—	—	—	1,655	—
Restructuring and impairment	—	—	4,161	11,655	687

Total operating expenses	16,769	77,327	373,856	60,482	16,089

Loss from operations	(15,166)	(72,464)	(348,254)	(43,837)	(2,404)
Interest expense	(202)	(6,684)	(436)	(10,667)	(183)
Interest income	276	2,546	3,345	305	456
Patent infringement award	—	—	—	—	1,000
Other income (expense), net	27	(1)	(1,250)	(380)	(12)

Net loss before extraordinary gain `	(15,065)	(76,603)	(346,595)	(54,579)	(1,143)
Extraordinary gain	—	—	—	901	—

Net loss	(15,065)	(76,603)	(346,595)	(53,678)	(1,143)
Preferred stock dividends (restated)	—	(1,000)	—	—	(1,784)

Net loss available to common stockholders (restated)	$(15,065)	$(77,603)	$(346,595)	$(53,678)	$(2,927)

Loss per common share - basic and diluted (restated)	$(12.22)	$(30.13)	$(61.55)	$(8.22)	$(0.43)

Weighted average common shares - basic and diluted	1,233	2,576	5,631	6,534	6,794

	As of December 31,

	1998	1999	2000	2001	2002

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents, restricted cash, short-term investments and securities available for sale	$1,494	$73,366	$11,035	$13,401	$5,992
Working capital (deficit)	(371)	58,617	1,174	3,506	2,418
Total assets	4,769	95,803	60,614	23,078	18,435
Long-term liabilities	21	387	957	2,392	1,769
Total stockholders’ equity	1,310	81,041	28,213	8,770	8,392

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following chart reflects the revised accounting presentation of earnings per share based on the reasons set forth in the Introductory Note above.

	Fiscal Years Ended December 31,

	2000	2001	2002

	(In thousands, except per share data)
			(restated)
Statement of Operations Data:
Revenues:
Products	$48,943	$14,758	$6,512
Services	4,730	14,148	15,901

	53,673	28,906	22,413

Cost of revenues:
Products	25,555	7,270	2,145
Services	2,516	4,991	6,583

	28,071	12,261	8,728

Gross profit	25,602	16,645	13,685

Operating expenses:
Sales and marketing	83,064	21,252	7,607
Research and development	14,582	7,671	4,862
General and administrative	22,850	15,816	2,933
Impairment and amortization of intangibles	234,024	2,433	—
Merger expenses	15,175	—	—
Loss on disposal of assets	—	1,655	—
Restructuring and impairment	4,161	11,655	687

Total operating expenses	373,856	60,482	16,089

Loss from operations	(348,254)	(43,837)	(2,404)
Interest expense	(436)	(10,667)	(183)
Interest income	3,345	305	456
Patent infringement award	—	—	1,000
Other expense	(1,250)	(380)	(12)

Net loss before extraordinary gain	(346,595)	(54,579)	(1,143)
Extraordinary gain	—	901	—

Net loss	(346,595)	(53,678)	(1,143)
Preferred stock dividends (restated)	—	—	(1,784)

Net loss available to common stockholders (restated)	$(346,595)	$(53,678)	$(2,927)

Loss per common share — basic and diluted (restated)	$(61.55)	$(8.22)	$(0.43)

Weighted average common shares — basic and diluted	5,631	6,534	6,794

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and financial statement schedule of the Company, together with the reports thereon of PricewaterhouseCoopers, LLP, independent accountants, are set forth on the pages indicated in item 15 (a) below of this Annual Report on Form 10-K/A.

This Form 10-K/A contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different form any future results, performance or achievements expressed or implied by such forward-looking statements.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on form 8-K.

     (a)

     (1)  The following documents are filed as part of this Annual Report on Form 10-K/A:

      (2) Except as provided below, all schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Report Of Independent Accountants On
Financial Statement Schedule

To the Board of Directors and Stockholders of
Internet Pictures Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 27, 2003, except for Note 15 which is as of August 13, 2003, appearing in this Annual Report on Form 10-K/A also included an audit of the financial statement schedule listed in Item 15 (a)(2) of this Form 10-K/A. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 27, 2003

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS 2000, 2001 AND 2002

		Additions
	Balance	(deductions)	Write-offs	Balance at
	Beginning	Charged to	and	End of
Description	of Period	Expense	Deductions	Period

2000
Allowance for Doubtful Accounts	$198	$4,419	$—	$4,617
Valuation Allowance on Deferred Tax Assets	(30,737)	—	(65,114)	(95,851)
Provision for Excess and Obsolete Inventory	55	145	3	203
2001
Allowance for Doubtful Accounts	4,617	4,421	(6,867)	2,171
Valuation Allowance on Deferred Tax Assets	(95,851)	—	82,180	(13,671)
Provision for Excess and Obsolete Inventory	203	276	14	493
2002
Allowance for Doubtful Accounts	2,171	(279)	(1,684)	208
Valuation Allowance on Deferred Tax Assets	(13,671)	—	(7,051)	(20,722)
Provision for Excess and Obsolete Inventory	493	—	(333)	160

(b)	Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the quarter ended December 31, 2002.

     (c)  Exhibits

The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number	Description

3.1	Form of Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999 (File No. 333-80639)).

3.1(a)	Form of Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Form S-1 as filed with the Commission on March 17, 2000).

3.2	Form of Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Form 10-Q as filed with the Commission on November 14, 2000).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated herein by reference to Form 8-A as filed with the Commission on November 2, 2000).

3.3	Amended Certificate of Designations of Series B Preferred Stock (incorporated herein by reference to Form 8-K as filed with the Commission on October 3, 2001).

4.1	Form of certificate representing the common stock, $.001 par value per share of Internet Pictures Corporation (incorporated herein by reference to Form 10-K as filed with the Commission on March 30, 2000).

4.2	Rights Agreement dated October 31, 2000 between Internet Pictures Corporation and EquiServe (incorporated herein by reference to Form 8-A as filed with the Commission on November 2, 2000).

4.3	Registration Rights Agreement dated May 14, 2001 between Internet Pictures Corporation and Image Investors Portfolio, a separate series of Memphis Angels, LLC (incorporated herein by reference to Form 8-K as filed with the Commission on May 29, 2001).

10.1*	Employment Agreement dated July 1, 2001, between Internet Pictures Corporation and Donald W. Strickland (incorporated herein by reference to Form 10-Q as filed with the Commission on August 14, 2001).

10.2*	Employment Agreement dated July 1, 2001, between Internet Pictures Corporation and Paul A. Farmer (incorporated herein by reference to Form 10-Q as filed with the Commission on August 14, 2001).

10.3*	Employment Agreement dated July 1, 2001 between Internet Pictures Corporation and Sarah Pate (incorporated herein by reference to Form 10-K as filed with the Commission on March 31, 2003).

Exhibit
Number	Description

10.4*	Employment Agreement dated May 31, 2001 between Internet Pictures Corporation and Matthew S. Heiter (incorporated herein by reference to Form 10-K as filed with the Commission on March 29, 2002)

10.5	Amended and Restated Internet Pictures Corporation 2001 Equity Incentive Plan (incorporated herein by reference to Form S-8 as filed with the Commission on January 16, 2002).

10.6	Amended and Restated 1997 Equity Compensation Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139))

10.7	Amended and Restated 1998 Employee, Director and Consultant Stock Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139)).

10.8	1999 Employee Stock Purchase Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139)

10.9	2000 Equity Incentive Plan (incorporated herein by reference to Form S-8 as declared effective on June 27, 2000 (File No. 333-40160).

10.10	PictureWorks Technology, Inc. 1994 Stock Option Plan (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

10.11	PictureWorks Technology, Inc. 1996 Stock Option Plan (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

10.12	PictureWorks Technology, Inc. 1997 Stock Option Plan (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

10.13	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999 (File No. 333-80639)).

10.14	Acquisition Agreement dated January 12, 2001 between Internet Pictures Corporation and Homestore Virtual Tours, Inc. (incorporated herein by reference to Form 8-K as filed with the Commission on January 29, 2001).

10.15**	License Agreement dated January 12, 2001 between Internet Pictures Corporation and Homestore Virtual Tours, Inc. (incorporated herein by reference to Form 10-K as filed with the Commission on April 2, 2001).

10.16**	Visual Content Service Agreement, as amended, between Internet Pictures Corporation and eBay Inc. (incorporated herein by reference to Form 10-Q filed with the Commission on October 31, 2001).

10.17	Purchase Agreement between Internet Pictures Corporation and eBay Inc. dated September 26, 2001 (incorporated herein by reference to Form 10-Q filed with the Commission on October 31, 2001).

Exhibit
Number	Description

10.18	Master Lease Agreement between Internet Pictures Corporation and eBay Inc. dated September 26, 2001 (incorporated herein by reference to Form 10-Q filed with the Commission on October 31, 2001).

10.19	Purchase Agreement between Internet Pictures Corporation and eBay Inc. dated December 1, 2001(incorporated herein by reference to Form 10-K filed with the Commission on March 29, 2002).

10.20	Purchase Agreement No. 3 between the Company and eBay Inc. dated May 31, 2002 (incorporated herein by reference to Form 10-Q filed with the Commission on August 13, 2002).

21.1	Subsidiaries of the Registrant. (incorporated herein by reference to Form 10-K filed with the Commission on March 31, 2003)

23.1#	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (incorporated herein by reference to Form 10-k filed with the Commission on March 31, 2002)

31.1#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Executive Compensation Plan or Agreement

** Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

# Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNET PICTURES CORPORATION

By: *

Donald W. Strickland President and Chief Executive Officer

Date: August 14, 2003
* By Paul Farmer, Attorney-in-Fact

/s/ Paul Farmer

Paul Farmer, Attorney-in-Fact

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ * Donald W. Strickland	President, Chief Executive Officer and Director	August 14, 2003

/s/ Paul Farmer Paul A. Farmer	Chief Financial Officer (Chief Accounting Officer)	August 14, 2003

/s/ * David M. Wilds	Chairman of the Board of Directors	August 14, 2003

/s/ * Gregory S. Daily	Director	August 14, 2003

Michael D. Easterly	Director

/s/ * Thomas M. Garrott	Director	August 14, 2003

/s/ * Laban P. Jackson, Jr.	Director	August 14, 2003

/s/ * Andrew P. Seamons	Director	August 14, 2003

*By Paul Farmer, Attorney-in-Fact

/s/ Paul Farmer Paul Farmer, Attorney-in-Fact

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Internet Pictures Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Internet Pictures Corporation and its subsidiaries (the “Company”) at December 31, 2001 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15, the Company has revised its 2002 financial statements to reflect the impact of the cumulative dividend and participation rights of its preferred stock in the calculation of earnings (loss) per share.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 27, 2003, except for
Note 15 which is as of
August 13, 2003

INTERNET PICTURES CORPORATION
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,

	2001	2002

	(In thousands, except
	share and per share amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,103	$3,020
Restricted cash and short-term investments	2,298	2,972
Accounts receivable, net of allowance for doubtful accounts of $2,171 in 2001 and $208 in 2002	921	3,535
Inventory, net of reserve for obsolescence of $493 in 2001 and $160 in 2002	219	181
Prepaid expenses and other current assets	881	984

Total current assets	15,422	10,692
Computer hardware, software and other, net	4,614	4,631
Other assets	—	70
Goodwill	3,042	3,042

Total assets	$23,078	$18,435

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,500	$360
Accrued liabilities	7,557	5,426
Deferred revenue	1,592	85
Current portion of obligations under capital leases	1,267	2,403

Total current liabilities	11,916	8,274

Obligations under capital leases, net of current portion	1,277	1,459

Other non-current liabilities	1,115	310

Commitments and contingencies (Note 12)
STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value:	1	1
Authorized: 5,001,100 shares in 2001 and 2002
Issued and outstanding: 1,115,080 shares in 2001 and 2002
(Aggregate liquidation value: $22,775 in 2001, $24,560 in 2002)
Common stock, $0.001 par value:	65	65
Authorized: 150,000,000 in 2001 and 50,000,000 in 2002
Issued and outstanding: 6,729,869 shares in 2001 and 6,795,007 shares in 2002
Class B common stock, $0.0001 par value:	—	—
Authorized: 7,421,536 shares in 2001 and 2002
Issued and outstanding: 17,948 shares in 2001 and 2002
Additional paid-in capital	513,468	513,937
Note receivable from stockholder	(179)	—
Unearned stock-based compensation	(142)	—
Accumulated deficit	(503,974)	(505,117)
Accumulated other comprehensive loss	(469)	(494)

Total stockholders’ equity	8,770	8,392

Total liabilities and stockholders’ equity	$23,078	$18,435

The accompanying notes are an integral part of these consolidated financial statements.

INTERNET PICTURES CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,

	2000	2001	2002

			(restated)
	(In thousands, except per share amounts)
REVENUES:
Products	$48,943	$14,758	$6,512
Services	4,730	14,148	15,901

	53,673	28,906	22,413

COST OF REVENUES:
Products	25,555	7,270	2,145
Services	2,516	4,991	6,583

	28,071	12,261	8,728

Gross profit	25,602	16,645	13,685

OPERATING EXPENSES:
Sales and marketing	83,064	21,252	7,607
Research and development	14,582	7,671	4,862
General and administrative	22,850	15,816	2,933
Impairment and amortization of intangibles	234,024	2,433	—
Merger expenses	15,175	—	—
Loss on disposal of assets	—	1,655	—
Restructuring and impairment	4,161	11,655	687

Total operating expenses	373,856	60,482	16,089

Loss from operations	(348,254)	(43,837)	(2,404)
OTHER INCOME (EXPENSE):
Interest expense	(436)	(10,667)	(183)
Interest income	3,345	305	456
Patent infringement award	—	—	1,000
Other	(1,250)	(380)	(12)

Net loss before extraordinary gain	(346,595)	(54,579)	(1,143)
Extraordinary gain	—	901	—

Net loss	(346,595)	(53,678)	(1,143)
Preferred stock dividends (restated)	—	—	(1,784)

Net loss available to common stockholders (restated)	$(346,595)	$(53,678)	$(2,927)

Loss per common share — basic and diluted (restated)	$(61.55)	$(8.22)	$(0.43)

Shares used — basic and diluted	5,631	6,534	6,794

The accompanying notes are an integral part of these consolidated financial statements.

INTERNET PICTURES CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2000 TO DECEMBER 31, 2002
(In thousands, except share amounts)

	Class B				Additional
	Common Stock		Common Stock		Paid-in
	Number	Amount	Number	Amount	Capital

Balances, December 31, 1999	701,274	$1	3,823,158	$38	$187,829
Issuance of common stock from secondary offering	—	—	611,500	6	68,768
Issuance of common stock from acquisitions	—	—	486,657	5	218,473
Stock issued on exercise of stock options	—	—	433,266	4	2,113
Conversion of Class B common stock into common stock	(297,101)	(1)	297,101	3	(2)
Stock issued from employee stock purchase plan	—	—	49,539	—	1,387
Stock issued from option exchange program	—	—	245,181	3	3,197
Notes receivable from stockholders	—	—	—	—	—
Repayment of notes from stockholders	—	—	—	—	—
Unearned stock-based compensation	—	—	—	—	2,333
Amortization of unearned stock-based compensation	—	—	—	—	—
Net loss	—	—	—	—	—
Other comprehensive income	—	—	—	—	—

Balances, December 31, 2000	404,173	$—	5,946,402	$59	$484,098

	Notes		Accumulated
	Receivable	Unearned	Other
	From	Stock-Based	Comprehensive	Accumulated
	Stockholders	Compensation	Income	Deficit	Total

Balances, December 31, 1999	$(181)	$(2,955)	$10	$(103,701)	$81,041
Issuance of common stock from secondary offering	—	—	—	—	68,774
Issuance of common stock from acquisitions	—	—	—	—	218,478
Stock issued on exercise of stock options	—	—	—	—	2,117
Conversion of Class B common stock into common stock	—	—	—	—	—
Stock issued from employee stock purchase plan	—	—	—	—	1,387
Stock issued from option exchange program	—	(3,200)	—	—	—
Notes receivable from stockholders	(2,349)	—	—	—	(2,349)
Repayment of notes from stockholders	181	—	—	—	181
Unearned stock-based compensation	—	(2,333)	—	—	—
Amortization of unearned stock-based compensation	—	5,127	—	—	5,127
Net loss	—	—	—	(346,595)	(346,595)
Other comprehensive income	—	—	52	—	52

Balances, December 31, 2000	$(2,349)	$(3,361)	$62	$(450,296)	$28,213

	Class B						Additional
	Common Stock		Preferred Stock		Common Stock		Paid-in
	Number	Amount	Number	Amount	Number	Amount	Capital

Balance, December 31, 2000	404,173	$—	—	$—	5,946,402	$59	$484,098
Stock issued on exercise of stock options		—	—	—	37,977	—	28
Stock issued from employee stock purchase plan	—	—	—	—	31,581	—	86
Stock issued from option exchange program	—	—	—	—	137,684	1	968
Notes receivable from stockholders	—	—	—	—	—	—	—
Unearned stock-based compensation	—	—	—	—	—	—	310
Sale of convertible debt and preferred stock	—	—	1,115,080	1	—	—	30,962
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—
Dividend to stockholder	—	—	—	—	190,000	2	(2,981)
Conversion of Class B common stock	(386,225)	—	—	—	386,225	3	(3)
Net loss	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—	—

Balances, December 31, 2001	17,948	$—	1,115,080	$1	6,729,869	$65	$513,468

	Notes		Accumulated
	Receivable	Unearned	Other
	From	Stock-Based	Comprehensive	Accumulated
	Stockholders	Compensation	Income (Loss)	Deficit	Total

Balances, December 31, 2000	$(2,349)	$(3,361)	$62	$(450,296)	$28,213
Stock issued on exercise of stock options	—	—	—	—	28
Stock issued from employee stock purchase plan	—	—	—	—	86
Stock issued from option exchange program	—	(970)	—	—	—
Notes receivable from stockholders	2,170	—	—	—	2,170
Unearned stock-based compensation	—	(310)	—	—	—
Sale of convertible debt and preferred stock	—	—	—	—	30,962
Amortization of unearned stock-based compensation	—	4,499	—	—	4,499
Dividend to stockholder	—	—	—	—	(2,979)
Conversion of Class B common stock	—	—	—	—	—
Net loss	—	—	—	(53,678)	(53,678)
Other comprehensive loss	—	—	(531)	—	(531)

Balances, December 31, 2001	$(179)	$(142)	$(469)	$(503,974)	$8,770

	Class B						Additional
	Common Stock		Preferred Stock		Common Stock		Paid-in
	Number	Amount	Number	Amount	Number	Amount	Capital

Balances, December 31, 2001	17,948	$—	1,115,080	$1	6,729,869	$65	$513,468
Stock issued on exercise of stock options		—	—	—	32,500	—	84
Stock issued from employee stock purchase plan	—	—	—	—	32,638	—	47
Note receivable from stockholder	—	—	—	—	—	—	—
Unearned stock-based compensation	—	—	—	—	—	—	29
Reversal of accrued stock issuance costs	—	—	—	—	—	—	309
Amortization of unearned stock-based compensation	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	—	—

Balances, December 31, 2002	17,948	$—	1,115,080	$1	6,795,007	$65	$513,937

	Note		Accumulated
	Receivable	Unearned	Other
	From	Stock-Based	Comprehensive	Accumulated
	Stockholder	Compensation	Loss	Deficit	Total

Balances, December 31, 2001	$(179)	$(142)	$(469)	$(503,974)	$8,770
Stock issued on exercise of stock options	—	—	—	—	84
Stock issued from employee stock purchase plan	—	—	—	—	47
Note receivable from stockholder	179	—	—	—	179
Unearned stock-based compensation	—	(29)	—	—	—
Reversal of accrued stock issuance costs	—	—	—	—	309
Amortization of unearned stock-based compensation	—	171	—	—	171
Net loss	—	—	—	(1,143)	(1,143)
Foreign currency translation	—	—	(25)	—	(25)

Balances, December 31, 2002	$—	$—	$(494)	$(505,117)	$8,392

The accompanying notes are an integral part of these consolidated financial statements.

INTERNET PICTURES CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,

	2000	2001	2002

		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(346,595)	$(53,678)	$(1,143)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,047	3,477	3,400
Impairment and amortization of intangibles	176,831	2,434	—
Provision for doubtful accounts receivable	4,419	4,421	(279)
Provision for inventory obsolescence	145	276	—
Amortization of discounts on securities available-for-sale	141	—	—
Interest charge for amortization of discount on convertible debt	—	10,000	—
Non-cash compensation expense related to issuance of options and warrants	5,127	4,499	171
Forgiveness of debt	—	2,193	—
Impairment loss	—	1,122	—
Loss on disposal of equipment	—	1,655	—
Extraordinary gain	—	(901)	—
Changes in operating assets and liabilities:
Accounts receivable	(13,731)	1,546	(2,335)
Inventory	(147)	566	38
Prepaid expenses and other current assets	804	904	(103)
Other long-term assets	64	1,199	(70)
Accounts payable	(2,219)	(2,697)	(1,140)
Accrued liabilities	8,818	(3,825)	(1,723)
Deferred revenue	3,402	158	(1,507)

Net cash used in operating activities	(99,894)	(26,651)	(4,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of computer hardware, software and other	(13,745)	(1,440)	(3,508)
Proceeds from sale of assets	—	8,666	—
Acquisitions, net of cash received	(8,290)	—	—
Purchases of securities available-for-sale and short-term investments	(44,766)	—	(1,400)
Maturities of securities available-for-sale	93,369	6,000	—
Note receivable from stockholder	(2,000)	—	—
Other	32	—	—

Net cash provided by (used in) investing activities	24,600	13,226	(4,908)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of common stock	70,161	86	47
Net proceeds from issuance of convertible debt and exercise of warrants for preferred stock	—	20,666	—
Proceeds from exercise of stock options and warrants	2,117	28	84
Proceeds from sale/leaseback	—	2,840	3,870
Repayments of capital lease obligations and notes payable	(10,623)	(2,762)	(2,460)
Distribution to stockholders	—	(839)	—

Net cash provided by financing activities	61,655	20,019	1,541

Effect of exchange rate changes on cash	334	(813)	(25)

Net increase (decrease) in cash and cash equivalents	(13,305)	5,781	(8,083)
Cash and cash equivalents, beginning of year	18,627	5,322	11,103

Cash and cash equivalents, end of year	$5,322	$11,103	$3,020

SUPPLEMENTAL DATA

	YEARS ENDED DECEMBER 31,

	2000	2001	2002

Supplemental disclosures:
Unearned stock-based compensation related to stock options and warrants	$5,533	$1,280	$29
Interest paid	407	667	183
Conversion of accrued interest into Series B preferred stock	—	277	—

The accompanying notes are an integral part of these consolidated financial statements.

INTERNET PICTURES CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF OPERATIONS

Internet Pictures Corporation (“iPIX” or “Company”) provides mission-critical imaging solutions for commerce, communication and security applications. The Company’s solutions create, process and manage a rich variety of media including still images, 360-degree by 360-degree immersive images, video, text and audio.

IPIX’s extensive intellectual property covers patents for immersive imaging, video and surveillance applications.

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

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company’s Canadian and United Kingdom subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into the Company’s functional currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities and transactions are translated at exchange rates prevailing at the respective transaction dates. Revenue and expenses are translated at the average rates of exchange during the year. Translation gains and losses are recorded in accumulated other comprehensive income. Transaction exchange gains and losses are included in the statement of operations and have not been material for any periods presented.

POOLING OF INTERESTS. Interactive and iPIX received stockholder approval and executed an Agreement and Plan of Merger (“the merger agreement”) in January 2000. Pursuant to the merger agreement, Interactive became a wholly-owned subsidiary of iPIX and iPIX issued 1.369 shares of its common stock for every share of Interactive common stock outstanding immediately prior to the Effective Time (as defined in the merger agreement) of the merger. The transaction was accounted for as a pooling of interests.

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

CERTAIN RISKS AND CONCENTRATIONS. Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents, restricted cash and short-term investments and accounts receivable. Cash, cash equivalents and restricted cash and short-term investments are deposited with high quality financial institutions. Accounts receivable are derived from revenue earned from customers located in the U.S. and abroad. The Company performs ongoing credit evaluations of customers’ financial condition and the Company does not require collateral from customers.

The following table summarizes the revenue from customers in excess of 10% of total revenues:

	Years ended December 31,

	2001	2002

Homestore	23%	16%
eBay	21%	60%

At December 31, 2002, Homestore and eBay represented 0% and 83% of accounts receivable, respectively. All amounts due from eBay as of December 31, 2002, were collected in full during January 2003. The Company’s principal agreements with Homestore and eBay, expire on June 30, 2003 and September 30, 2003, respectively. These agreements are subject to extension, amendment and re-negotiation from time to time. During the year ended December 31, 2000, no customer equaled more than 10% of the Company’s revenue and as of December 31, 2001 no customer accounted for more than 10% of the Company’s accounts receivable.

Depending upon the outcome of the negotiations noted above, the timeliness of collection of accounts receivable, the Company’s rate of growth and ability to controls costs may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available, or if available that such financing can be obtained on terms satisfactory to the Company.

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

REVENUE RECOGNITION. The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition” and SAB No. 101, “Revenue Recognition in Financial Statements.” Transaction hosting revenues are recognized ratably as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed or determinable and collection of the resulting receivable was reasonably assured. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is reasonably assured. If there are continuing obligations, then license fees are recognized ratably over the life of the contract.

Product revenue is recognized upon shipment or delivery provided there are no uncertainties surrounding product acceptance, persuasive evidence of an arrangement exists, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured.

Revenues generated from professional services are recognized as the related services are performed. When such professional services are combined with on-going transaction services or are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized while the transaction services are performed, on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and ARB No. 45, “Long-Term Construction-Type Contracts.” In February 2002, the Emerging Issues Task Force (“EITF”) issued EITF 00-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred"(“EITF-00-14”), which is effective for financial statements beginning after December 31, 2001. EITF 00-14 requires that reimbursements received for out-of-pocket expenses incurred, generally, be characterized as revenue in the statement of operations. The Company adopted EITF 00-14 in the quarter ended March 31, 2002. The adoption of EITF 00-14 did not have a material effect on reported results of operations, financial position or cash flows.

Revenue from the sale of the Company’s virtual tour product was recognized upon distribution to the Website designated by the customer. Royalties derived from desktop imaging products were recognized as revenues upon receipt of the royalty sell-through reports from customers, which are generally in the quarter following the quarter in which the sale by the customer took place.

Payments received in advance are initially recorded as deferred revenue and recognized ratably as obligations are fulfilled.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Carrying amounts of the Company’s financial instruments including short-term investments, accounts receivable, accounts payable, accrued liabilities approximate fair value due to their short maturities. Obligations under capital leases are recorded at discounted value of the future lease payments.

BARTER REVENUES. Barter revenues come from barter sales of the Company’s products, which are similar in nature to the Company’s cash sales for the same products. Barter revenues have resulted from the exchange by the Company of certain products for advertising. Barter revenues are recognized in accordance with APB 29, “Accounting for Nonmonetary Transactions.” The Company records barter revenue at fair value of the products exchanged for advertising.

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

STOCK-BASED COMPENSATION. The Company has adopted the disclosure provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123. “Accounting for Stock-based Compensation” (“FAS 133”). The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and, accordingly, pro forma disclosures required under FAS 123 have been presented (See Note 10). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and exercise price of the option. Stock and other equity instruments issued to non-employees have been accounted for in accordance with FAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services,” and valued using the Black-Scholes model.

Pro forma information regarding net loss is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123. The computations for pro forma basic and diluted earnings per share for each year follow:

	Years Ended December 31,

(In thousands, except per share)	2000	2001	2002

			(restated)
Net loss available for common, before extraordinary gain	$(346,595)	$(54,579)	$(2,927)
Extraordinary gain	—	901	—

Net loss available for common	(346,595)	(53,678)	(2,927)
Add: employee stock compensation expense included in reported net loss	4,569	3,213	—
Less: FAS 123 pro forma charges	(26,509)	(11,503)	(5,742)

Adjusted net loss available for common	$(368,535)	$(61,968)	$(8,669)

Basic and diluted loss per common share:
Loss per common share before extraordinary gain	$(61.55)	$(8.36)	$(0.43)
Extraordinary gain	—	0.14	—

Loss per common share before pro forma charges	(61.55)	(8.22)	(0.43)
Net effect of pro forma charges	(3.90)	(1.27)	(0.85)

Adjusted basic and diluted loss per common share	$(65.45)	$(9.49)	$(1.28)

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

SEGMENT REPORTING. The Company uses a “management” approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. Segment reporting includes disclosures about products and services, geographic areas and major customers for years ending December 31, 2000, 2001 and 2002. In addition, for fiscal years 2001 and 2002, segment reporting includes the Company’s primary business units: Transaction Services and Immersive Solutions.

NET LOSS PER SHARE. The Company computes net loss per common share in accordance with FAS No. 128, “Earnings Per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Net income (loss) available to common stockholders is calculated as the net income (loss) less cumulative preferred stock dividends for the period. If dilutive, the participation right of the preferred stock is reflected in the calculation of basic income (loss) per share using the “if-converted” method or the two class method if more dilutive. Diluted income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding plus, if dilutive, potential common stock outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options and warrants and upon conversion of the Company’s preferred stock and convertible debenture.

The following table sets forth the computation of basic and diluted loss per common share for the years indicated:

(In thousands, except per share amounts)	2000	2001	2002

			(restated)
NUMERATOR:
Net loss before extraordinary gain	$(346,595)	$(54,579)	$(1,143)
Preferred stock dividends	—	—	(1,784)

Loss before extraordinary gain available to common stockholders	(346,595)	(54,579)	(2,927)
Extraordinary gain	—	901	—

Net loss available to common stockholders	$(346,595)	$(53,678)	$(2,927)

DENOMINATOR:
Shares used — Basic and diluted	5,631	6,534	6,794

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(61.55)	$(8.22)	$(0.43)

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

	YEARS ENDED DECEMBER 31,

	2000	2001	2002

Weighted average effect of potential common shares:
Series B Preferred Stock	—	2,700,387	10,267,096
Employee stock options	255,300	539,983	195,866
Warrants to purchase common stock	151,748	—	—
Warrants to purchase Series B preferred stock	—	2,051,902	—
Convertible debenture	—	1,702,756	—

	407,048	6,995,028	10,462,962

In 2002, the Company’s common stock had an average share price of $1.77. The average strike price of the warrants to purchase common stock is $3.04 and the average strike price of employee stock options is $9.86. Not included in the table above are (i) 1,935,852 shares issuable upon exercise of options and (ii) 2,438,824 shares issuable upon exercise of warrants, all of which have a strike price above the average share price during 2002.

COMPREHENSIVE INCOME (LOSS). The Company follows FAS No. 130, “Reporting Comprehensive Income” (“FAS 130”), which establishes requirements for reporting and displaying the comprehensive income (loss) and its components. FAS 130 requires net unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be reported as accumulated other comprehensive income (loss).

The components of comprehensive income (loss) are as follows:

	Years Ended December 31,

	2000	2001	2002

Net loss	$(346,595)	$(53,678)	$(1,143)
Foreign currency translation adjustment	334	(813)	(25)
Fair market value adjustment of investments	(282)	282	—

	$(346,543)	$(54,209)	$(1,168)

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued FAS 146, “Accounting for Exit or Disposal Activities” (“FAS 146”). FAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The scope of FAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. FAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The Company will adopt FAS 146 during the quarter ended March 31, 2003. The effect on adoption of FAS 146 will change on a prospective basis the timing of when restructuring charges are recorded from a commitment date approach to when the liability is incurred.

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements are applicable in 2002. The Company is complying with the disclosure requirements of FIN No. 45 for the year ending December 31, 2002 and is evaluating the effect the other requirements may have on its financial statements.

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

RECLASSIFICATIONS

Certain amounts reported in the previous period have been reclassified to conform to the current period presentation. The reclassifications did not affect the previously reported total revenue, operating loss, net loss, total current assets, total assets or stockholders’ equity.

3. MERGER COSTS

The Company recorded a charge of $15,175 in 2000 operating expenses for costs incurred related to a merger (See Note 2). These merger costs consisted primarily of investment banking fees and costs of attorneys, accountants and other directly related external costs.

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

Included in the 2001 charges is a $1,462 impairment charge related to the write off of the unamortized portion of our directors’ and officers’ insurance policy. The Company was required to obtain a new policy due to the change in control related to our 2001 financing.

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

The activity in the current and long-term restructuring accruals for the years ended December 31, are as follows:

		Payments/	Balance at		Payments/	Balance at		Payments/	Balance at
	Initial	Write-offs	December	Expense	Write-offs	December	Expense in	Write-offs	December 31,
	Expense	in 2000	31, 2000	in 2001	in 2001	31, 2001	2002	in 2002	2002

Restructuring
Provisions:
Severance	$1,584	$(994)	$590	$4,537	$(4,027)	$1,100	$—	$(600)	$500
Employee debt forgiveness	—	—	—	2,163	(2,163)	—	—	—	—
Write-offs and impairments	692	(597)	95	1,959	(2,054)	—	—	—	—
Lease obligations	1,681	(337)	1,344	3,006	(2,897)	1,453	687	(1,591)	549
Other	204	(173)	31	—	(31)	—	—	—	—

Total	$4,161	$(2,101)	$2,060	$11,665	$(11,172)	$2,553	$687	$(2,191)	$1,049

LOSS ON DISPOSAL OF ASSETS

A subsidiary of Homestore purchased certain assets from the Company pursuant to the terms of an acquisition agreement dated January 12, 2001. Under the terms of the acquisition agreement, the subsidiary of Homestore purchased certain computers, furniture, fixtures and equipment and certain sales contracts with residential real estate brokers and agents. The Company used these assets in its operations providing virtual tours of residential real estate properties. As part of the acquisition, Homestore’s subsidiary hired certain sales force and customer service personnel. The purchase price for these assets was $12,000 in cash, of which $155 was paid directly to a lessor for certain capital lease obligations, $7,454 was deposited into control accounts for deferred revenue obligations and the remainder, $4,391, was paid to the Company. The Company also granted Homestore’s subsidiary an exclusive domestic license of certain of its virtual tour technology for the residential real estate market. In the first quarter of 2001, the Company recorded an extraordinary gain of $901 from the cash received from the January 12, 2001 agreement, resulting in the disposal of assets used to provide tours of residential real estate properties that were related to the 2000 pooling of Interactive Pictures Corporation and bamboo.com.

The $1,655 loss on the 2001 sale of the remaining residential real estate related assets that were unrelated to the pooling of Interactive Pictures Corporation and bamboo.com was included in loss on the disposal of assets in the accompanying statement of operations.

5. BALANCE SHEET ACCOUNTS

COMPUTER HARDWARE, SOFTWARE AND OTHER:

The components of computer hardware, software and other as of December 31, are as follows:

	2001	2002

Computer hardware and software	$7,265	$9,729
Fixtures and leasehold improvements	317	317

	7,582	10,046
Accumulated depreciation and amortization	2,968	5,415

Computer hardware, software and other, net	$4,614	$4,631

Computer hardware, software and other includes $2,799 and $6,220 of assets held under capital lease and related accumulated amortization of $274 and $2,337 at December 31, 2001 and 2002, respectively.

GOODWILL AND OTHER INTANGIBLES:

Prior to the Company’s adoption of FAS 142, the Company periodically reviewed the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. The reviews determined whether future cash flows over the remaining estimated useful lives of the assets provide for recovery of the assets. During the fourth quarter of 2000, certain events, including the decline in the Company’s stock price and market capitalization, led the Company to perform an impairment review of goodwill in accordance with the requirements of FAS No. 121. This review indicated that goodwill was being carried at amounts in excess of revised estimates of undiscounted future cash flows of the acquired businesses, which resulted in a charge of $176,831 to expense in the year ended December 31, 2000.

As of December 31, 2002, our consolidated balance sheet included $3,042 of goodwill. The Company adopted the provisions of FAS 142 “Goodwill and Other Intangibles” (“FAS 142”). Under FAS 142, the Company no longer amortizes goodwill but rather evaluates goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. In assessing the recoverability of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. These estimates include forecasted revenues and operating expenses, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges for these assets. The Company’s assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values. The Company completed impairment analyses on goodwill in the fourth quarter of 2002. These tests were performed internally. As of December 31, 2002, no impairment existed.

A reconciliation of reported net loss and net loss per common share as if FAS 142 had been in effect for 2000 and 2001 is presented as follows:

	Years Ended December 31,

(In thousands, except per share)	2000	2001	2002

			(restated)
Net loss available for common before extraordinary gain	$(346,595)	$(54,579)	$(2,927)
Extraordinary gain	—	901	—

Net loss available for common	(346,595)	(53,678)	(2,927)
Goodwill amortization	57,193	2,433	—

Adjusted net loss available for common	$(289,402)	$(51,245)	$(2,927)

	Years Ended December 31,

(In thousands, except per share)	2000	2001	2002

			(restated)
Basic and diluted loss per common share:
Loss available to common before extraordinary gain	$(61.55)	$(8.36)	$(0.43)
Extraordinary gain	—	0.14	—

Loss available to common	(61.55)	(8.22)	(0.43)
Goodwill amortization	8.76	0.38	—

Adjusted basic and diluted loss per common share	$(52.79)	$(7.84)	$(0.43)

ACCRUED LIABILITIES:

The following table summarizes accrued liabilities as of December 31:

	2001	2002

Accrued liabilities — trade	$1,208	$495
Accrued salaries and benefits	993	210
Accrued legal fees	276	31
Accrued vacation	485	356
Accrued restructuring (current portion)	1,438	739
Customer Deposits	1,698	1,372
Other liabilities	1,459	2,223

	$7,557	$5,426

6. INCOME TAXES

The components of the Company’s net deferred tax assets (liabilities) as of December 31, are as follows:

	2001	2002

Deferred tax assets current:
Financial reserves	$848	$141
Stock-based compensation	107	—
Accrued expenses and deferred revenues	2,725	1,590
Other	57	36

	3,737	1,767
Valuation allowance	(3,737)	(1,767)

Net current deferred tax assets	$—	$—

	2001	2002

Deferred tax assets(liabilities)long-term:
Net operating loss carryforwards	$9,756	$11,733
Capitalized research and development	—	6,908
Other	360	210
Depreciation	(182)	104

	9,934	18,955
Valuation Allowance	(9,934)	(18,955)

Net long-term deferred tax assets (liabilities)	$—	$—

At December 31, 2002, the Company has approximately $31,000 and $29,000 of federal and state, respectively, net operating loss carryforwards, which it may use to offset future taxable income as described below. The net operating loss carryforwards, if not utilized, will begin to expire in 2009. To the extent that net operating loss carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders’ equity.

Internal Revenue Code Section 382 stipulates an annual limitation on the amount of Federal net operating losses incurred prior to a change in ownership, which can be utilized to offset the Company’s future taxable income. An ownership change occurred as a result of the conversion of debt and exercise of warrants into preferred stock on September 26, 2001. The Section 382 limitation has significantly limited the amount of net operating losses the Company can use in future years. Accordingly, the Company has included in its deferred tax assets only the amount of net operating losses that are available after the Section 382 limit.

The Company has recorded a full valuation allowance against its deferred tax assets because it believes it is more likely than not that sufficient taxable income will not be realized during the carryforward period to utilize the deferred tax asset. Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in the respective tax jurisdiction within the loss carryforward periods.

The Company’s 2000, 2001 and 2002 income tax provision differs from that obtained by using the U.S. statutory rate of 34% due to the following:

	Years Ended December 31,

	2000	2001	2002

Computed “expected” tax benefit	$(129,865)	$(18,251)	$(389)
State income taxes, net of U.S. federal benefits	(16,174)	(2,267)	(48)
Valuation allowance changes affecting the provision for income taxes	65,114	17,857	359
Warrant expense	—	1,706	66
Permanent differences	80,925	955	12

	$—	$—	$—

7. CONVERTIBLE DEBT

On May 14, 2001, the Company entered into a definitive agreement with Image Investor Portfolio, a separate series of Memphis Angels, LLC (“Image”) for an investment by Image in the Company. Pursuant to the terms of a securities purchase agreement between the Company and Image dated as of May 14, 2001, Image purchased the Company’s $10,000 convertible senior secured note and received Tranche A and Tranche B warrants to purchase up to $20,000 of the Company’s Series B Preferred Stock.

The warrants were issued in conjunction with the convertible promissory note, and accordingly, based on APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features,” the entire proceeds from the convertible promissory note, $10,000, were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. During the third quarter of 2001, the $10,000 note and the Tranche B warrants were converted to preferred stock and accordingly in 2001 the Company recorded $10,000 as interest expense related to the accretion of the convertible promissory note to its face value.

8. iPIX INTERNATIONAL

In the third quarter of 2002, the Company entered into license, distribution and trademark agreements with Soroof International, a Saudi Arabia-based corporation (“Soroof”). Under the agreements, Soroof will be the exclusive distributor for iPIX immersive still products, including the iPIX GPS Mapping System, outside of North America and Asia through Soroof’s newly established entity, iPIX International (“iPIX-I”). The agreement, effective July 1, 2002, expires December 31, 2007, unless renewed. iPIX-I has an exclusive license to develop integrated solutions for markets including real estate, travel and tourism and other markets in which online marketing is critical. The Company will provide certain hosting services during the term of the agreements. Soroof has committed to certain minimum quarterly royalties during the term of the agreement. Should these minimum royalties not be met, the Company has the right to terminate the agreements with Soroof.

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

9. STOCKHOLDERS’ EQUITY

General

On May 28, 2002 at the annual stockholders meeting, the authorized number of shares of common stock was reduced to 50,000,000 from 150,000,000. The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.001 per share, 7,421,536 shares of Class B common stock, par value $0.0001 per share and 5,001,100 shares of preferred stock, par value $0.001 per share. The board of directors is authorized, without stockholder approval, to issue up to an aggregate of 5,001,100 shares of preferred stock, $0.001 par value per share, in one or more series. Included in this amount are designated 1,100 shares of Series C redeemable preferred stock and designated 3,000,000 shares of Series B preferred stock. Each series of preferred stock may have the rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences that the board of directors determines. There were 1,115,080 shares of Series B preferred stock outstanding at December 31, 2002.

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

Preferred Stock

On May 14, 2001, the Company entered into a definitive agreement with Image Investor Portfolio, a separate series of Memphis Angels, LLC (“Image”) for an investment by Image in the Company. Pursuant to the terms of a securities purchase agreement between the Company and Image dated as of May 14, 2001, Image purchased the Company’s $10,000 convertible senior secured note and received Tranche A and Tranche B warrants to purchase up to $20,000 of the Company’s Series B Preferred Stock.

On September 26, 2001, the Company, Image and strategic investors completed the Tranche B stage of the investment. At this time, the Company issued 1,115,080 shares of the Company’s Series B Preferred Stock for total consideration of $22,302, represented by the conversion of the $10,000 note, the conversion of $277 of interest on the Note and $12,025 in cash through the exercise of Tranche B warrants. The remainder of the Tranche B warrants expired. The Company recorded a charge of $1,636 to additional paid in capital for costs incurred related to the Tranche A and Tranche B financings. These costs consisted primarily of costs of attorneys, accountants and other directly related external costs.

At December 31, 2002, there are two Tranche A warrants (“Warrant 1” and “Warrant 2”), issued to Paradigm Capital Partners and Memphis Angels, LLC, which are outstanding. Warrant 1 entitles the holder to purchase 150,000 shares of Series B Preferred Stock at $20 per share and is exercisable at any time before the expiration date of May 14, 2006. Warrant 2 entitles the holder to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006 (See Note 13).

Each share of the Series B Preferred Stock is convertible into approximately 9.2 shares of the Company’s common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. However, at any time that the holders of the Series B Preferred Stock hold more than 50% of the voting stock of the Company, a voluntary liquidation, dissolution or winding up of the Company must be approved by at least five of the seven members of the Company’s board of directors. Holders of Series B Preferred, in preference to holders of any other series of Preferred Stock and in preference to the holders of Common Stock (collectively, “Junior Securities”), shall be entitled to receive, when and if declared by the Board, but only out of funds that are legally available, cash dividends at the rate of eight percent (8%) of $20 (or $40 for Warrant 2 shares) per annum on each outstanding share of Series B Preferred (“Series B Dividends”). The Series B Dividends are cumulative, accrue daily and shall by payable, when and if declared by the Board, upon conversion or as an accretion to the Liquidation Preference, as defined below. Accrued Series B Dividends may be paid in cash or common stock, at the election of the Series B Preferred stockholder. Holders of Series B Preferred Stock participate on an as-if converted basis in any common stock dividends.

Upon any liquidation event, before any distribution or payment shall be made to the holders of any junior securities, the holders of Series B Preferred shall be entitled to be paid out of the assets of the Company legally available for distribution, or the consideration received in such transaction, an amount per share of Series B Preferred equal to the $20 (or $40 for Warrant 2 shares) plus all accrued and unpaid Series B Dividends for each share of Series B Preferred held by them (the “Liquidation Preference”). If, upon any such Liquidation Event, the assets of the Company (or the consideration received in such transaction) shall be insufficient to make payment in full to all holders of Series B Preferred of the Liquidation Preference, then such assets (or consideration) shall be distributed among the holders of Series B Preferred at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

10. EMPLOYEE STOCK AND BENEFIT PLANS

2001 Equity Compensation Plan

In 2001, the Company authorized the 2001 Equity Compensation Plan (the “2001 Plan”). The 2001 Plan authorizes the granting of options and restricted stock awards to acquire up to 6,326,842 shares of common stock. As of December 31, 2002, 2,854,287 options are outstanding under the 2001 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant. The options generally vest over a one to three-year period and expire ten years from the grant date.

2000 Equity Compensation Plan

In January 2000, the Company authorized the 2000 Equity Compensation Plan (the “2000 Plan”). The 2000 Plan authorizes the granting of options and restricted stock awards to acquire up to 350,000 shares of common stock. As of December 31, 2002, 245,752 options are outstanding under the 2000 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant. The options generally vest over a two-year period and expire ten years from the grant date. No further options will be granted under the 2000 Plan. The remaining options not granted under the 2000 Plan were transferred to the 2001 Plan.

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

1997 Equity Compensation Plan

The Company authorized the 1997 Equity Compensation Plan, under which 410,503 shares of common stock are authorized and reserved for issuance to selected employees, officers, directors, consultants and advisors. The Company reserved a sufficient number of shares of common stock for issuance pursuant to the authorized options. As of December 31, 2002, 48,864 options are outstanding under the 1997 Plan. In addition, the Company granted certain options to purchase shares of common stock to employees not under the 1997 Plan; these options were primarily granted prior to the authorization of the 1997 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant as estimated by common stock and convertible preferred stock transactions with third parties at or near grant dates. The options generally vest over one to three-year periods and expire five years after the respective vesting dates. No further options will be granted under the 1997 Plan. The remaining options not granted under the 1997 Plan were transferred to the 2000 Plan.

Other Stock Option Plans

The 1994 Stock Option Plan (the “1994 Plan”), the 1996 Stock Option Plan (the “1996 Plan”) and the 1997 Stock Option Plan (the “1997 Options Plan”) were originally adopted by PictureWorks, Inc., a wholly-owned subsidiary of iPIX, in November 1994, May 1996 and November 1996, respectively. Under the 1994 Plan, eligible employees, directors and consultants could receive options to purchase shares of the Company’s common stock at a price not less than 100% and 50% of the fair value on the date of the grant for incentive stock options and nonqualified stock options, respectively. Under the 1996 Plan and 1997 Options Plans, eligible employees, directors and consultants who owned less than 10% of all voting classes of stock could receive options to purchase shares of our common stock at a price not less than 110% and 85% of fair value on the date of grant of incentive stock options and nonqualified stock options, respectively. Employees owning greater than 10% of all voting classes of stock could receive options to purchase shares at a price not less than 110% of the fair market value for both incentive and nonqualified stock options. As of December 31, 2002, 32,035 options are outstanding under these plans. The options granted under these plans are exercisable over a maximum term of ten years from the date of grant and generally vest in various installments over a five-year period under the 1994 Plan and a four-year period under the 1996 Plan and 1997 Options Plan. No further options or restricted stock awards will be granted under the 1994, 1996 and 1997 Options Plans.

A summary of the Company’s stock option activity under all plans is as follows:

		WEIGHTED	WEIGHTED		WEIGHTED
		AVERAGE	AVERAGE	STOCK	AVERAGE
		OF EXERCISE	GRANT DATE	OPTIONS	EXERCISE
	SHARES	PRICES	FAIR VALUE	EXERCISABLE	PRICE

Under option at December 31, 1999	952,782			457,924	$20.30
Options granted	878,992	$223.80	143.10
Options exercised	(433,266)	4.90
Options forfeited or expired	(697,299)	175.80
Options through acquisitions	73,400	36.80

Under option at December 31, 2000	774,609			287,520	68.40

Options granted	4,227,100	2.43	1.90
Options exercised	(37,977)	1.77
Options forfeited or expired	(589,425)	42.30
Options cancelled	(273,961)	147.74

Under option at December 31, 2001	4,100,346			969,056	11.22

Options granted	260,000	1.86	2.06
Options exercised	(32,500)	2.60
Options forfeited or expired	(1,107,967)	13.22

Under option at December 31, 2002	3,219,879			2,461,247	12.05

The following table summarizes information about stock options at December 31, 2002:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		WEIGHTED-AVERAGE
RANGE OF	NUMBER	REMAINING	WEIGHTED-AVERAGE	NUMBER	WEIGHTED-AVERAGE
EXERCISE PRICE	OUTSTANDING	CONTRACTUAL LIFE	EXERCISE PRICE	EXERCISABLE	EXERCISE PRICE

$1.10-1.99	1,132,042	8.81	$1.49	697,440	$1.50
$2.00-3.99	1,722,292	8.73	$2.45	1,405,923	$2.42
$4.00-9.99	203,299	2.44	$8.49	202,580	$8.49
$10.00-300.00	162,246	6.70	$148.76	155,304	$151.22
Total	3,219,879	8.26	$9.86	2,461,247	$12.05

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock on the enrollment date or the fair market value of the stock at the end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. As of December 31, 2002, 585,000 shares were reserved under the Purchase Plan. As of December 31, 2002, 111,925 shares had been issued and 473,075 shares were available for issuance under the Purchase Plan.

Stock-Based Compensation

Stock based compensation charges are made up of the following:

	Years ended December 31,

	2000	2001	2002

Stock options	$757	$2,385	$—
Stock and restricted stock	3,812	828	—
Warrants	558	1,286	171

Total	$5,127	$4,499	$171

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

Fair Value Disclosure

For all other option grants, because the exercise price of the stock options equaled the deemed fair value of the underlying stock on the date of the grant, no compensation cost has been recognized in the accompanying financial statements. Pro forma information regarding net loss is required by FAS 123 and FAS 148, and has been determined as if the Company had accounted for its stock options under the fair value method of FAS 123. The computations for pro forma basic and diluted earnings per share for each year follow:

	Years Ended December 31,

(In thousands, except per share)	2000	2001	2002

			(restated)
Net loss available to common before extraordinary gain	$(346,595)	$(54,579)	$(2,927)
Extraordinary gain	—	901	—

Net loss available to common	(346,595)	(53,678)	(2,927)
Add: employee stock compensation expense included in reported net loss	4,569	3,213	—
Less: FAS 123 pro forma charges	(26,509)	(11,503)	(5,742)

Adjusted net loss available to common	$(368,535)	$(61,968)	$(8,669)

Basic and diluted loss per common share:
Loss per common share before extraordinary gain	$(61.55)	$(8.36)	$(0.43)
Extraordinary gain	—	0.14	—

Loss per common share before pro forma charges	$(61.55)	(8.22)	(0.43)
Net effect of pro forma charges	(3.90)	(1.27)	(0.85)

Adjusted basic and diluted loss per common share	$(65.45)	$(9.49)	$(1.28)

Under FAS 123, grants under the Employee Stock Purchase Plan (“ESPP”)have a look-back feature and a 15% discount and accordingly would have had compensation expense calculated as a result. The fair value disclosure associated with the ESPP grants is included in the fair value pro forma information above.

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

401(k) Plan

The Company has a 401(k) profit sharing plan, which is available to all full-time employees after six months of service and those part-time employees who have completed one thousand hours of employment during twelve consecutive months. During 2000 and 2001 the Company matched sixty-five cents per dollar up to 6.15% of the employee’s annual salary. The Company made contributions, net of forfeitures, of $500, $117 and $0 in 2000, 2001 and 2002, respectively.

11. SEGMENT INFORMATION

The Company has two reportable segments. The accounting policies of the segments are the same as those of the Company. Management evaluates the performance of the segments and allocates resources to them based on evaluations of the segment’s gross profit. There are no inter-segment revenues. The Company does not make allocations of corporate costs to the individual segments and does not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them.

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

Of the $28,906 of revenues for 2001, $21,356 was not related to full service virtual tours. Of the $16,645 of gross profit for 2001, $12,697 was not related to full service virtual tours. Information about the new 2001 reported segments is as follows:

	TRANSACTION	IMMERSIVE
	SERVICES	SOLUTIONS	TOTAL

YEARS ENDED DECEMBER 31:
2002
Revenues	$16,242	$6,171	$22,413
Gross profit	9,414	4,271	13,685
2001
Revenues	$13,320	$8,036	$21,356
Gross profit	7,436	5,261	12,697

     Information about prior reported segments is as follows:

	PRODUCTS	SERVICES	TOTAL

YEARS ENDED DECEMBER 31
2002
Revenues	$6,512	$15,901	$22,413
Gross profit	4,367	9,318	13,685
2001
Revenues	$14,758	$14,148	$28,906
Gross profit	7,488	9,157	16,645
2000
Revenues	$48,943	$4,730	$53,673
Gross profit	23,388	2,214	25,602

Revenue and long-lived asset information by geographic area is as follows:

	YEARS ENDED DECEMBER 31,

	2000	2001	2002

REVENUES:
United States	$45,535	$24,683	$19,962
Canada	1,608	369	—
Japan	390	—	577
Europe	4,630	2,802	904
Other foreign countries	1,510	1,052	970

	$53,673	$28,906	$22,413

	AS OF DECEMBER 31,

	2000	2001	2002

LONG-LIVED ASSETS:
Foreign	$3,285	$83	$—
United States	17,680	4,531	4,631

	$20,965	$4,614	$4,631

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

In 2001 and 2002, the Company sold certain assets totaling $2,840 and $2,494, respectively, to a stockholder and agreed to leaseback those assets over a three-year period. In order to sell the assets to the stockholder during the third quarter 2001, the Company paid off the remaining payments under an existing capital lease of the assets from a third party. During the quarter ended September 30, 2002, the Company sold certain assets totaling $1,376 to an unaffiliated leasing company and agreed to leaseback those assets over a thirty-month period. The net book value and the fair value of the assets sold in these sale/leaseback transactions equaled the sale price, resulting in no gain or loss on the sale of the assets. The leases are accounted for as capital leases in accordance with FAS 13, “Accounting for Leases.”

At December 31, 2002, the future minimum payments under these and other capital lease agreements are as follows:

2003	$2,582
2004	1,402
2005	106

Minimum lease payments	4,090
Less: amount representing interest	228

Principal amount of minimum lease payments	3,862
Less: current portion	2,403

Long-term portion	$1,459

The Company leases certain office space, co-location space and equipment under noncancelable operating leases.

Future minimum lease payments under these and other operating leases are as follows:

2003	$3,189
2004	2,738
2005	1,024
2006	771
2007	64

Rental expense for operating leases was $4,579, $2,921 and $2,638 for 2000, 2001 and 2002, respectively.

CONTINGENCIES

On October 28, 1998, Minds-Eye-View, Inc. (“Minds-Eye”) and Mr. Ford Oxaal (“Oxaal”) filed a lawsuit against the Company in the United States District Court for the Northern District of New York. Minds-Eye alleged in its lawsuit that the Company breached a duty of confidence to them, made misrepresentations and misappropriated trade secrets. The court removed this action to arbitration upon our motion, and the Company cross-claimed alleging various affirmative claims, including trade secret theft. Minds-Eye and Oxaal filed a motion to dismiss the suit, and the court dismissed the lawsuit on May 19, 1999. Although the lawsuit was dismissed, the Company proceeded with the arbitration in Knoxville, Tennessee. The arbitration was stayed pending resolution of the following lawsuit.

On May 20, 1999, Oxaal filed a lawsuit against the Company and certain of the Company’s customers in the same court alleging that our technology infringes upon a patent claim for 360 degree spherical visual technology held by him. Oxaal filed an additional complaint on December 5, 2000 in the United States District Court for the Northern District of New York, naming the Company as the sole defendant. The complaint states a single claim for relief, alleging infringement of U.S. Patent No. 6,157,385, which was issued on December 5, 2000. This patent encompasses a method of seamlessly combining at least two images into a spherical image.

On June 11, 2002, the Company reached an out of court settlement with Oxaal and Minds-Eye. As a result of the settlement, each of the lawsuits and the arbitration proceeding described above were dismissed and mutual releases have been executed. Pursuant to the settlement agreement, neither party admitted liability or any wrongdoing. The Company was granted a non-exclusive license under patents and pending patents conceived by Oxaal or in which Oxaal has an interest. The license rights inure to the benefit of the Company’s customers with respect to their purchases from the Company and also inure to the benefit of the Company’s business partners with respect to their business relations with iPIX. The Company included the cost of the license in computer hardware, software and other on the accompanying balance sheet. The Company does not believe that the cost of the license in the current period or the future, will have a material effect on its financial condition, results of operations or cash flows.

On May 10, 2001, Stanley Fry, Woodhaven Venture Partners, L.P., Cyrus Greg, Patrick Oliver and related entities, all of whom are former stockholders of PictureWorks Technology, Inc. (which the Company acquired in April 2000) filed a lawsuit in the Delaware Chancery Court alleging causes of action for failure to timely issue stock certificates and breach of contract. An unspecified amount of damages was sought. In December, 2002, the Company settled this case pursuant to a settlement agreement in which neither party admitted liability or any wrongdoing. The settlement did not have a material effect on the Company’s financial condition, results of operations or cash flows.

During the quarter ending September 30, 2002, the Company received approximately $1,400 in cash from a previously disclosed favorable jury verdict against Infinite Pictures that found the defendants liable for infringement of our patents under the doctrine of equivalents and awarding us $1,000 in damages, plus approximately $400 in interest and court costs. The defendants filed for a writ of certiorari with the United States Supreme Court in an effort to reverse the lower court’s findings in our favor. The Supreme Court refused to grant the writ, which exhausted the legal remedies for disputing the award. Accordingly, the Company recorded the $1,000 in damages as patent infringement award, along with the $400 in interest and court costs, in the quarter ended September 30, 2002.

On November 15, 2002, a First Amended Consolidated Complaint for violation of federal securities laws was filed against Homestore.com, Inc. (“Homestore”) by the California Teachers’ Retirement System (“CalSTRS”). The Complaint is a class action lawsuit filed on behalf of stockholders of Homestore.com which flows from alleged misstatements and omissions made by Homestore and the other named defendants, which include the Company. The Complaint alleges that during 2001, Homestore and iPIX entered into fraudulent reciprocal transactions intended to artificially bolster and maintain Homestore’s and our respective stock prices. The Complaint alleges that Homestore’s public statements with respect to these transactions are attributable to the Company and violate Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company joined with other co-defendants and filed a joint motion to dismiss, alleging that the Complaint fails to state a claim upon which relief may be granted, among other things. On March 7, 2003, the United States District Court for the District of Central California granted the Company’s motion to dismiss, with prejudice. However, CalSTRS may appeal this dismissal in accordance with the federal rules of procedure.

The Company is not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, the Company believes could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

13. WARRANTS

The Company has from time to time issued warrants to purchase equity securities.

The following tables summarize warrants outstanding at December 31, 2002:

Common Stock

Grant	Expiration		Exercise
Date	Date	Shares	Price

4/19/2000	10/18/2004	60,000	$203.80
5/26/2000	2/25/2005	20,000	$120.60
5/26/2000	2/25/2005	20,000	$120.60
1/6/2000	1/5/2009	20,000	$154.70
			$40.00 to
2000	Various	16,949	$176.60

		136,949

	Date	Expiration		Exercise
Series B Preferred Stock	of Grant	Date	Shares	Price

Warrant 1	5/14/2001	5/14/2006	150,000	$20.00
Warrant 2	5/14/2001	5/14/2006	100,000	$40.00
Equivalent to common shares	9.21
Warrant 1			1,381,125	$2.17
Warrant 2			920,750	$4.34

Total			2,301,875

14. RELATED PARTY TRANSACTIONS

During 2000, the Company’s CEO at that time obtained a $2,000 loan under a line of credit made available through his employment agreement dated February 22, 2000. Interest accrued at a rate of 9.5% during 2000 and 5.0% during 2001. The loan is collateralized by the Company stock owned by the CEO and the stock options granted pursuant to his employment agreement. At December 21, 2000, the $2,000 principal amount plus $130 of accrued interest was reflected as contra equity in the accompanying balance sheet. As part of a separation agreement, the line of credit was forgiven, along with accrued interest of $163 in May 2001. Compensation expense related to this forgiveness is included in restructuring expense for the year ended December 31, 2001. As guarantee to pay the related severance agreement, the Company provided a letter of credit to the employee. The letter of credit had related balances of $600 and $200 as of December 31, 2001 and 2002.

In September 1996, PictureWorks’ President, currently the Company’s CEO, exercised his right under his employment agreement to purchase 39,339 shares of iPIX common stock in exchange for a full recourse promissory note issued to the Company in the amount of $126. Interest accrued semiannually at a 6.74% annual rate. The principal amount of $126 plus accrued interest of $41 and $52 are reflected as contra equity in the accompanying balance sheet on December 31, 2000 and 2001, respectively. The note and accrued interest were forgiven. Compensation expense totaling $178 was recorded in 2002 for the forgiveness of the principal and accrued interest.

Transactions with eBay, Inc.

Pursuant to an agreement dated April 19, 2000, as amended, the Company provides to eBay, Inc., which beneficially owns more than 10% of the Company’s common stock, image management services to eBay’s online auction Web sites. Pursuant to that agreement, the Company issued eBay a warrant to purchase 60,000 shares of common stock at an exercise price of $203.80 per share. The warrant expires on April 19, 2010. Under this agreement, the Company generated revenue of $212, $6,048 and $13,368 for the years ended December 31, 2000, 2001 and 2002, respectively.

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

15. RECALCULATION OF EARNINGS PER SHARE

The Company has revised its 2002 financial statements to reflect the impact of the cumulative dividend and participation rights of the Company’s convertible preferred stock on the calculation of earnings (loss) per share for the year ended December 31, 2002 and the quarters ended March 31, June 30, September 30 and December 31, 2002. The cumulative dividend, whether or not declared, has been reflected as a reduction in net income (loss) to calculate net income (loss) available to common shareholders. In addition, the participation right of the preferred stock has been considered in the calculation of basic earnings (loss) per share, if dilutive, using the if converted method or the two class method, if more dilutive. The revision of earnings (loss) per share for the periods indicated above had no effect on reported revenues, gross profit, net income (loss) or cash balances in any of the periods.

QUARTERLY INFORMATION
(UNAUDITED AND IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

		QUARTER ENDED

	TOTAL	MARCH 31	JUNE 30	SEPTEMBER 30	DECEMBER 31

Fiscal Year 2002:
Revenue	$22,413	$4,794	$5,761	$5,995	$5,863
Gross profit	$13,685	$2,670	$3,575	$3,696	$3,744
Net income (loss)	$(1,143)	$(1,512)	$(692)	$575	$486
Net income (loss) available to common stockholders (restated) (2)	$(2,927)	$(1,952)	$(1,136)	$125	$36
Earnings (loss) per common share, basic (as reported) (1)	$(0.17)	$(0.22)	$(0.10)	$0.08	$0.07
Earnings (loss) per common share, diluted (as reported) (1)	$(0.17)	$(0.22)	$(0.10)	$0.03	$0.03
Earnings (loss) per common share, basic and diluted (restated) (1) (2)	$(0.43)	$(0.29)	$(0.17)	$0.01	$0.00
Fiscal Year 2001:
Revenue	$28,906	$9,523	$7,963	$6,576	$4,844
Gross profit	$16,645	$4,689	$4,526	$4,185	$3,245
Extraordinary Gain	$901	$—	$—	$—	$901
Net loss	$(53,678)	$(17,108)	$(19,615)	$(14,546)	$(2,409)
Loss per common share, basic and diluted (1)	$(8.22)	$(2.69)	$(3.00)	$(2.19)	$(0.36)
Fiscal Year 2000:
Revenue	$53,673	$8,283	$15,489	$17,218	$12,683
Gross profit	$25,602	$3,437	$7,466	$9,073	$5,626
Net loss	$(346,595)	$(36,890)	$(47,934)	$(37,712)	$(224,059)
Loss per common share, basic and diluted (1)	$(61.55)	$(7.91)	$(8.45)	$(6.24)	$(36.63)

(1)	The sum of the quarterly earnings(loss) per share amounts may differ from annual loss per share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations.

(2)	The following table sets forth the components of basic and diluted earnings (loss) per share for the periods indicated:

	QUARTER ENDED — 2002

(In thousands, except per share)	MARCH	JUNE	SEPTEMBER	DECEMBER
	31,	30,	30,	31,

NUMERATOR:
Net income(loss)	$(1,512)	$(692)	$575	$486
Cumulative preferred stock dividend	(440)	(444)	(450)	(450)

Net income(loss) available to common stockholders	$(1,952)	$(1,136)	$125	$36

DENOMINATOR:
Weighted average common shares	6,771	6,792	6,798	6,808
Common shares issuable on conversion of participating preferred stock, if dilutive	—	—	10,267	10,267

Shares used	6,771	6,792	17,065	17,075