Form 10-Q/A
period 2003-03-31
INTERNET PICTURES CORP
filed 2003-08-14
CIK 1088022

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

7,557,241 shares of $0.001 par value common stock outstanding as of August 13, 2003.

This Amendment on Form 10-Q/A is being filed to recalculate the Company’s earnings (loss) per common share for the quarter ended March 31, 2003. The only item affected by this amendment is Part I, Item 1, Financial Statements and Part II, Item 6. The only changes reflected herein to amounts previously filed in the Company’s Form 10-Q for the quarters ended March 31, 2002 and 2003 relate to the recalculations discussed below. This filing should be read in conjunction with the Company’s Form 10-K/A for the year ended December 31, 2002.

As reported in the Company’s Form 10-K/A for the year ended December 31, 2002, the Company has revised its unaudited financial statements for the three months ended March 31, 2002 and 2003 to reflect the impact of the cumulative dividend and participation rights of the Company’s Series B preferred stock on the calculation of earnings (loss) for those periods. The cumulative dividend, whether or not declared, has been reflected as a reduction in net income (loss) to calculate net income (loss) available to common shareholders. In addition, the participation right of the Series B preferred stock has been considered in the calculation of basic earnings (loss) per share, if dilutive, using the if converted method or the two class method, if more dilutive. The revision of earnings (loss) per share for the periods indicated above had no effect on reported revenues, gross profit, net income (loss) or cash balances in any of the periods. The effect of the restatement of earnings (loss) per share is as follows:

	Three months ended	Three months ended
	March 31, 2002	March 31, 2003

Earnings (loss) per common share
Basic — as reported	$(0.22)	$0.05
Basic — restated	$(0.29)	$(0.01)
Diluted — as reported	$(0.22)	$0.02
Diluted — restated	$(0.29)	$(0.01)

INTERNET PICTURES CORPORATION
FORM 10-Q/A
FOR THE QUARTER ENDED MARCH 31, 2003
INDEX

PART I—FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

INTERNET PICTURES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2002	2003

	(1)	(unaudited)
(In thousands)
ASSETS
Cash and cash equivalents	$3,020	$4,729
Restricted cash and short term investments	2,972	1,400
Accounts receivable, net	3,535	2,195
Inventory, net	181	227
Prepaid expenses and other current assets	984	1,250

Total current assets	10,692	9,801
Computer hardware, software and other, net	4,631	4,412
Other long term assets	70	31
Goodwill	3,042	3,042

Total assets	$18,435	$17,286

LIABILITIES AND STOCKHOLDERS’ EQUITY CURRENT LIABILITIES:
Accounts payable	$360	$996
Accrued liabilities	5,426	3,996
Deferred revenue	85	122
Current portion of obligations under capital leases	2,403	2,259

Total current liabilities	8,274	7,373

Obligations under capital leases, net of current portion	1,459	918

Other long term liabilities	310	230

STOCKHOLDERS’ EQUITY:
Preferred stock (Aggregate liquidation value: $24,560 in 2002, $25,000 in 2003)	1	1
Common stock	65	65
Class B common stock	—	—
Additional paid-in capital	513,937	513,937
Accumulated deficit	(505,117)	(504,749)
Accumulated other comprehensive loss	(494)	(489)

Total stockholders’ equity	8,392	8,765

Total liabilities and stockholders’ equity	$18,435	$17,286

(1)	The December 31, 2002 balances were derived from the audited financial statements.

     See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNET PICTURES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,

	2002	2003

	(unaudited)
	(restated)	(restated)
(In thousands, except per share data)
Revenue:
Transaction services	$3,575	$5,602
Immersive still solutions	1,219	784
Immersive video solutions	—	5

Total revenue	4,794	6,391

Cost of revenue:
Transaction services	1,669	1,782
Immersive still solutions	455	338
Immersive video solutions	—	4

Total cost of revenue	2,124	2,124

Gross profit	2,670	4,267

Operating expenses:
Sales and marketing	2,040	1,761
Research and development	1,281	1,260
General and administrative	904	829

Total operating expenses	4,225	3,850

Income (loss) from operations	(1,555)	417
Interest income (expense)	38	(43)
Other	5	(6)

Net income (loss)	(1,512)	368
Preferred stock dividends (restated)	(440)	(440)

Net loss available to common stockholders (restated)	$(1,952)	$(72)

Loss per common share, basic and diluted (restated)	$(0.29)	$(0.01)
Weighted average common shares, basic and diluted	6,771	6,813

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

3.     INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Diluted income per common share is computed by dividing net income available to common stockholders for the period by the weighted average number of shares of common stock outstanding, plus potential common stock outstanding during the period. The calculation of basic and diluted income (loss) per common share excludes potential common shares if the effect is antidilutive.

Holders of Series B Preferred Stock participate on an as-if converted basis in any common stock dividends. As a result of the cumulative nature of the Series B Dividends and the as-if converted feature (see Note 11), net income (loss) is adjusted to reflect the effect of the Series B shares on earnings per common share.

Potential common shares are composed of incremental shares of common stock issuable upon the conversion or exercise of potentially dilutive convertible preferred stock, stock options and warrants. Stock options and warrants with exercise prices above the average common stock closing price during the period are not considered to be potentially dilutive in the calculation of income (loss) per common share.

The following table sets forth the computation of basic and dilutive net loss per common share for the periods indicated:

	Three months ended
	March 31,

(In thousands, except per share)	2002	2003

	(unaudited)
	(restated)
NUMERATOR:
Net income (loss)	$(1,512)	$368
Preferred stock dividends	(440)	(440)

Net loss available to common stockholders	$(1,952)	$(72)

DENOMINATOR:
Weighted average shares outstanding — basic and diluted	6,771	6,813
LOSS PER COMMON SHARE — BASIC AND DILUTED	$(0.29)	$(0.01)

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the three month periods ended March 31, 2002 and 2003:

(In thousands)	2002	2003

Stock options	737	12
Convertible preferred stock	10,267	10,267
Warrants	1,381	—

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

The computations for pro-forma basic and diluted earnings per share for each quarter follow:

	Three months ended
	March 31,

(In thousands, except per share data)	2002	2003

	(unaudited)
	(restated)
Net loss available for common stockholders	$(1,952)	$(72)
Add: employee stock compensation expense included in reported net income (loss)	—	—
Less: FAS 123 pro-forma charges	(3,094)	(442)

Adjusted net loss available for common stockholders	$(5,046)	$(514)

	Three months ended
	March 31,

	2002	2003

	(restated)
Basic and diluted loss per common share:
Loss cumulative for common stockholders	$(0.29)	$(0.01)
Net effect of pro forma charges	(0.46)	(0.06)

Adjusted basic and diluted loss per common share	$(0.75)	$(0.07)

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

11. LIQUIDATION PREFERENCE AND PREFERRED STOCK DIVIDENDS

On September 26, 2001, Image Investor Portfolio, a separate series of Memphis Angels, LLC (“Image”) and certain strategic investors completed the purchase of 1,115,080 shares of the Series B Preferred Stock for total consideration of $22.3 million.

Each share of the Series B Preferred Stock is convertible into approximately 9.2 shares of our Common Stock and is entitled to vote on matters submitted to holders of Common Stock on an as-converted basis. At any time that the holders of the Series B Preferred Stock hold more than 50% of our voting stock, a voluntary liquidation, dissolution or winding up of the Company must be approved by at least five of the seven members of our board of directors.

Holders of Series B Preferred Stock, in preference to holders of any other series of Preferred Stock and in preference to the holders of Common Stock (collectively, “Junior Securities”), accrue dividends at the rate of eight percent (8%) of the price paid per annum on each outstanding share of Series B Preferred Stock (“Series B Dividends”). The Series B Dividends are cumulative, accrue daily and shall by payable, when and if declared by the Board, upon conversion or as an accretion to the Liquidation Preference, as defined below. Accrued Series B Dividends may be paid in cash or common stock, at the election of the Series B Preferred stockholder. Holders of Series B Preferred Stock participate on an as-if converted basis in any common stock dividends.

Upon any liquidation event, before any distribution or payment shall be made to the holders of any Junior Securities, the holders of Series B Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution, or the consideration received in such Transaction, an amount per share of Series B Preferred Stock equal to the price paid plus all accrued and unpaid Series B Dividends for each share of Series B Preferred Stock held by them (the “Liquidation Preference”). If, upon any such liquidation event, the assets of the Company are insufficient to make payment in full to all holders of Series B Preferred Stock of the Liquidation Preference, then such assets shall be distributed among the holders of Series B Preferred Stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

As of March 31, 2003, the Liquidation Preference was $25.0 million, which includes the $2.7 million in accrued dividends in arrears on the Series B Preferred Stock which have not been declared to be paid.

12. RECALCULATION OF EARNINGS PER SHARE

As reported in our Form 10-K/A for the year ended December 31, 2002, we have revised our unaudited financial statements for the three months ended March 31, 2002 and 2003 to reflect the impact of the cumulative dividend and participation rights of our Series B Preferred Stock on the calculation of earnings (loss) per share for those periods. The cumulative dividend, whether or not declared, has been reflected as a reduction in net income (loss) to calculate net income (loss) available to common shareholders. In addition, the participation right of the preferred stock has been considered in the calculation of basic earnings (loss) per share, if dilutive, using the if converted method or the two class method, if more dilutive. The revision of earnings (loss) per share for the periods indicated above had no effect on reported revenues, gross profit, net income (loss) or cash balances in any of the periods. The effect of the restatement of earnings (loss) per share is as follows:

	Three months ended	Three months ended
	March 31, 2002	March 31, 2003

Earnings (loss) per common share
Basic — as reported	$(0.22)	$0.05
Basic — restated	$(0.29)	$(0.01)
Diluted — as reported	$(0.22)	$0.02
Diluted — restated	$(0.29)	$(0.01)

PART II — OTHER INFORMATION

Item 6. Exhibits And Reports On Form 8-K

a) Exhibits

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b) Reports On Form 8-K

None

INTERNET PICTURES CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2003	INTERNET PICTURES CORPORATION (Registrant)

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