Form 10-Q
period 2003-06-30
INTERNET PICTURES CORP
filed 2003-08-14
CIK 1088022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003	Commission File No. 000-26363

Internet Pictures Corporation

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2213841 (I.R.S. Employer Identification No.)

3160 Crow Canyon Road
San Ramon, California 94583
(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code: (925) 242-4002

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

7,557,241 shares of $0.001 par value common stock outstanding as of July 31, 2003.

INTERNET PICTURES CORPORATION
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2003
INDEX

PART I—FINANCIAL INFORMATION

Recalculation of Earnings Per Share

This Form 10-Q of Internet Pictures Corporation (“iPIX,” “we,” “us,” “our,” or the “Company”) reflects the Form 10-K/A filed August 14, 2003 to reflect the recalculation of our earnings (loss) per common share for the year ended December 31, 2002 and for each of the quarterly periods in the year then ended and reflects the Form 10-Q/A filed August 14, 2003 for the quarter March 31, 2003. Other than as expressly stated herein, the information prior to April 1, 2003 in this Form 10-Q does not reflect any subsequent information or events other than the recalculation detailed below. The only changes to our previously filed Form 10-Q for the quarter ended March 31, 2002 relate to the recalculations discussed below.

The Company has revised its unaudited financial statements for the three and six months ended June 30, 2002 and the three months ended March 31, 2003 to reflect the impact of the cumulative dividend and participation rights of the Company’s convertible preferred stock on the calculation of earnings (loss) per common share for those periods. The cumulative dividend, whether or not declared, has been reflected as a reduction in net income (loss) to calculate net income (loss) available to common shareholders. In addition, the participation right of the preferred stock has been considered in the calculation of basic earnings (loss) per common share, if dilutive, using the if converted method or the two class method, if more dilutive. The revision of earnings (loss) per common share for the periods indicated above had no effect on reported revenues, gross profit, net income (loss) or cash balances in any of the periods. The effect of the restatement of earnings (loss) per common share is as follows:

	Three months	Six months	Three months
	ended	ended	ended
	June 30, 20002	June 30, 2002	March 31, 2003

Earnings (loss) per common share:
Basic — as reported	$(0.10)	$(0.32)	$0.05
Basic — restated	$(0.17)	$(0.46)	$(0.01)
Diluted — as reported	$(0.10)	$(0.32)	$0.02
Diluted — restated	$(0.17)	$(0.46)	$(0.01)

Item 1. Condensed Consolidated Financial Statements

INTERNET PICTURES CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2002	2003

	(1)	(unaudited)
(In thousands)
ASSETS
Cash and cash equivalents	$3,020	$8,680
Restricted cash and short term investments	2,972	1,400
Accounts receivable, net	3,535	2,046
Inventory, net	181	180
Prepaid expenses and other current assets	984	1,850

Total current assets	10,692	14,156
Computer hardware, software and other, net	4,631	3,571
Other long term assets	70	20
Goodwill	3,042	3,042

Total assets	$18,435	$20,789

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$360	$891
Accrued liabilities	5,426	4,075
Deferred revenue	85	3,078
Current portion of obligations under capital leases	2,403	2,322

Total current liabilities	8,274	10,366
Obligations under capital leases, net of current portion	1,459	224
Other long term liabilities	310	76

Total liabilities	10,043	10,666

STOCKHOLDERS’ EQUITY:
Preferred stock (Aggregate liquidation value: $24,560 in 2002, $25,353 in 2003)	1	1
Common stock	65	66
Class B common stock	—	—
Additional paid-in capital	513,937	514,961
Accumulated deficit	(505,117)	(504,414)
Accumulated other comprehensive loss	(494)	(491)

Total stockholders’ equity	8,392	10,123

Total liabilities and stockholders’ equity	$18,435	$20,789

(1)	The December 31, 2002 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNET PICTURES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

	(unaudited)		(unaudited)
(In thousands, except per share data)	(restated)		(restated)
Revenue:
Transaction services	$3,802	$6,058	$7,377	$11,660
Immersive still solutions	1,959	408	3,178	1,192
Immersive video solutions	—	86	—	91

Total revenue	5,761	6,552	10,555	12,943

Cost of revenue:
Transaction services	1,831	1,768	3,500	3,550
Immersive still solutions	355	287	811	625
Immersive video solutions	—	82	—	86

Total cost of revenue	2,186	2,137	4,311	4,261

Gross profit	3,575	4,415	6,244	8,682

Operating expenses:
Sales and marketing	2,153	2,044	4,193	3,805
Research and development	1,230	1,168	2,511	2,428
General and administrative	893	834	1,797	1,663

Total operating expenses	4,276	4,046	8,501	7,896

Income (loss) from operations	(701)	369	(2,257)	786
Other	10	(34)	53	(83)

Net income (loss)	$(691)	$335	$(2,204)	$703
Preferred stock dividends (restated)	(445)	(453)	(885)	(891)

Net loss available to common stockholders (restated)	$(1,136)	$(118)	$(3,089)	$(188)

Loss per common share, basic and diluted (restated)	$(0.17)	$(0.02)	$(0.46)	$(0.03)
Weighted average common shares, basic and diluted	6,792	7,004	6,785	6,910

See accompanying notes to the unaudited condensed consolidated financial statements.

INTERNET PICTURES CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
	June 30,

	2002	2003

(In thousands)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,204)	$703
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	1,496	1,868
Provision for doubtful accounts receivable	(100)	28
Non-cash compensation expense	91	—
Changes in operating assets and liabilities:
Accounts receivable	(534)	1,461
Inventory	114	1
Prepaid expenses and other current assets	18	(866)
Other long term assets	(165)	50
Accounts payable	(289)	531
Accrued expenses	(1,199)	(24)
Deferred revenue	(1,102)	2,993

Net cash provided by (used in) operating activities	(3,874)	6,745

Cash flow from investing activities:
Purchases of computer hardware, software and other	(680)	(808)
Purchase of short term investments	(1,400)	—
Purchases of equipment under capital lease	(2,494)	—

Net cash used in investing activities	(4,574)	(808)

Cash flows from financing activities:
Proceeds from issuance of common stock	115	1,036
Proceeds from obligations under capital lease	2,494	—
Repayments of capital lease obligations	(763)	(1,316)
Proceeds from notes receivable from stockholders	179	—

Net cash provided by (used in) financing activities	2,025	(280)

Effect of exchange rate changes on cash	(21)	3

Net increase (decrease) in cash and cash equivalents	(6,444)	5,660
Cash and cash equivalents, beginning of period	11,103	3,020

Cash and cash equivalents, end of period	$4,659	$8,680

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

The information furnished reflects all adjustments which management believes are necessary for a fair presentation of our financial position as of June 30, 2003 and the results of our operations for the three and six month periods ended June 30, 2002 and 2003 and our cash flows for the six month periods ended June 30, 2002 and 2003. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2002 and 2003 are not necessarily indicative of the results to be expected for the respective full years.

2.     AGREEMENT WITH eBAY

On June 27, 2003, we signed an amended license agreement with eBay. The following is a summary of the provisions of Amendment No. 3 to the Visual Content Services Agreement between iPIX and eBay. Amendment No. 3 should be read together with the Visual Content Services Agreement dated April 19, 2000, Amendment No. 1 and Amendment No. 2 to the Visual Content Services Agreement, all of which were filed as Exhibits to our Form 10-Q filed on October 31, 2001. A copy of Amendment No. 3 is filed as an exhibit to our Form 8-K filed on June 27, 2003.

Our Visual Content Services Agreement with eBay remains unchanged through the contract period, which will expire by its terms on September 30, 2003. Under the terms of Amendment No. 3, eBay will pay us $8.0 million and other consideration based on certain service and licensing options granted to eBay for a perpetual, non-exclusive license to the our Rimfire Imaging technology. eBay paid us $3.0 million in the quarter ended June 30, 2003 upon the execution of Amendment No. 3, as required. The $3.0 million is included in deferred revenue at June 30, 2003 because certain obligations associated with the license and services agreed to in the amendment had not been delivered at that date. Remaining amounts due under Amendment No. 3 are payable on future dates in conjunction with certain delivery obligations.

In addition, eBay has the option to extend the Rimfire Imaging services under the Visual Services Content Agreement after September 30, 2003 for up to four additional months for a minimum monthly payment of $0.45 million, plus additional consideration based on the monthly volume of image submissions. We may also transfer to eBay, at eBay’s option, a Rimfire Imaging environment developed by us specifically for eBay in exchange for payment of $2.0 million. eBay has also agreed to terminate certain leases under which we leased computer equipment from eBay. In addition, we have given eBay an option to purchase computer equipment and other assets, which relate to the eBay Rimfire Imaging service. We have also agreed to work with eBay and some of our third party service providers to efficiently transition appropriate services to eBay allowing us to continue to focus on our base of existing and new customers.

On June 27, 2003, our agreement with eBay was amended. eBay is the largest customer of the technology represented by our goodwill. Due to Amendment No. 3 of our agreement with eBay, we preformed an impairment analysis of goodwill at June 30, 2003 and no impairment existed. However, at the end of the amended agreement with eBay we may incur a significant impairment of our goodwill.

We believe that transaction fees from eBay will continue to increase as a percentage of our total revenue through September 30, 2003 as more eBay customers utilize our services on the eBay auction Web site. Although eBay has an option to request us to extend our services and provide additional assistance in transferring operating and program management responsibilities to them after September 30, 2003, we can not give any assurance that such an option will be exercised. As a result, we may not provide any services to eBay after September 30, 2003, which would have a material effect on our business, financial position, results of operations or cash flows.

In addition, if we experience significant changes in the terms of our relationships with other current or prospective customers, delays in payments from customers or the subsequent loss of another major customer, it may have a material adverse effect on our business, financial position, results of operations or cash flows.

3.     CASH EQUIVALENTS, RESTRICTED CASH AND SHORT TERM INVESTMENTS

We consider all highly liquid debt instruments with a remaining maturity at date of purchase of three months or less to be cash equivalents.

At June 30, 2003, we had a $1.4 million short term investment which matures on June 19, 2004 and has been provided as collateral for certain capital lease obligations and, accordingly, classified as restricted cash and short term investments. We will renew the investment for successive short term periods until the capital lease obligation restrictions are removed. At December 31, 2002, restricted cash also included $1.4 million related to accrued customer deposits which were paid in full during the quarter ended March 31, 2003.

4.     EQUITY

During the six months ended June 30, 2003, we issued 533,429 shares of common stock upon exercise of stock options, 12,767 shares under our employee stock purchase program and 35,455 shares upon the conversion of Series B Preferred Stock. The total proceeds from the option exercises and employee stock purchases were $1.0 million. We do not receive any proceeds upon the conversion of Series B Preferred Stock.

5.     INCOME (LOSS) PER COMMON SHARE

Recalculation of Income (loss) per Common Share

The Company has revised its unaudited financial statements for the three and six months ended June 30, 2002 and the three months ended March 31, 2003 to reflect the impact of the cumulative dividend and participation rights of the Company’s convertible preferred stock on the calculation of earnings (loss) per common share for those periods. The cumulative dividend, whether or not declared, has been reflected as a reduction in net income (loss) to calculate net income (loss) available to common shareholders. In addition, the participation right of the preferred stock has been considered in the calculation of basic earnings (loss) per common share, if dilutive, using the if converted method or the two class method, if more dilutive. The revision of earnings (loss) per common share for the periods indicated above had no effect on reported revenues, gross profit, net income (loss) or cash balances in any of the periods. The effect of the restatement of earnings (loss) per common share is as follows:

	Three months	Six months	Three months
	ended June 30, 2002	ended June 30, 2002	ended March 31, 2003

Earnings (loss) per common share:
Basic — as reported	$(0.10)	$(0.32)	$0.05
Basic — restated	$(0.17)	$(0.46)	$(0.01)
Diluted — as reported	$(0.10)	$(0.32)	$0.02
Diluted — restated	$(0.17)	$(0.46)	$(0.01)

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Net income (loss) available to common stockholders is calculated as the net income (loss) less cumulative preferred stock dividends for the period. If dilutive, the participation right of the preferred stock is reflected in the calculation of basic income (loss) per share using the “if converted” method or the two class method, if more dilutive. Diluted income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding plus, if dilutive, potential common stock outstanding during the period.

The following table sets forth the computation of basic and dilutive loss per common share for the periods indicated (restated for 2002):

	Three months ended		Six months ended
	June 30,		June 30,

(In thousands, except per share)	2002	2003	2002	2003

	(unaudited)		(unaudited)

NUMERATOR:
Net income (loss)	$(691)	$335	$(2,204)	$703
Preferred stock dividends	(445)	(453)	(885)	(891)

Net loss available to common stockholders	$(1,136)	$(118)	$(3,089)	$(188)

DENOMINATOR:
Weighted average shares outstanding — Basic and diluted	6,792	7,004	6,785	6,910

LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.17)	$(0.02)	$(0.46)	$(0.03)

The following table sets forth potential common shares that are not included in the diluted net loss per common share calculation because to do so would be antidilutive for the three and six month periods ended June 30, 2002 and 2003:

(Shares in thousands)	2002		2003

	Three	Six	Three	Six
	Months	Months	Months	Months

Stock options	336	541	1,248	644
Convertible preferred stock	10,867	10,867	12,893	12,983
Warrants	—	1,381	337	171

Not included in the table above, were the following rights to purchase common stock where the average exercise price was greater than the average common share price and accordingly excluded from diluted net earnings per common share for the three and six month periods ended June 30, 2002 and 2003:

(Shares in thousands)	Three Months		Six Months
	Ended June 30,		Ended June 30,

	2002	2003	2002	2003

Average share price of common stock	$2.03	$2.76	$2.27	$1.91
Stock options:
Average exercise price of options	$16.47	$21.68	$25.44	$12.61
Shares excluded	2,407	929	1,490	1,671
Series B Warrants (exercise price $2.17)	1,381	—	—	—
Series B Warrants (exercise price $4.34)	921	—	921	—
Common Warrants (average exercise price $165.33)	170	137	170	137

6. RESTRUCTURING AND OTHER

During the six months ended June 30, 2003, the following payments were made against the restructuring accrual:

	Balance at			Balance at
	December 31,	Expense in	Payments in	June 30,
(In thousands)	2002	2003	2003	2003

Restructuring provisions:
Severance	$500	$—	$400	$100
Lease obligations	549	—	167	382

Total	$1,049	$—	$567	$482

7. STOCK-BASED COMPENSATION — FAIR VALUE DISCLOSURES

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

The computations for pro forma basic and diluted loss per share follow (restated for 2002):

	Three months ended		Six months ended
	June 30,		June 30,

(In thousands, except per share data)	2002	2003	2002	2003

	(unaudited)		(unaudited)

Net loss available for common stockholders	$(1,136)	$(118)	$(3,089)	$(188)
Add: employee stock compensation expense included in reported net loss	38	—	91	—
Less: FAS 123 pro forma charges	(3,521)	(431)	(6,613)	(867)

Adjusted net loss available for common stockholders	$(4,619)	$(549)	$(9,611)	$(1,055)

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

	(restated)		(restated)
Basic and diluted loss per common share:
Loss available for common stockholders	$(0.17)	$(0.02)	$(0.46)	$(0.03)
Net effect of pro forma charges	(0.51)	(0.06)	(0.96)	(0.12)

Adjusted loss per common share	$(0.68)	$(0.08)	$(1.42)	$(0.15)

Grants under the Employee Stock Purchase Plan (“ESPP”) have a look-back feature and a 15% discount and accordingly under FAS 123 would have had compensation expense calculated as a result. The fair value disclosure associated with the ESPP grants is included in the fair value pro-forma information above.

8. COMMITMENTS AND CONTINGENCIES

Commitments

The table below shows our contractual obligations as of June 30, 2003:

(In thousands)	Payments Due by Period

		Remainder	2004 &	2006 &
	Total	of 2003	2005	2007	After 2007

Capital leases	$2,546	$1,938	$608	$—	$—
Operating leases	6,796	1,697	4,264	771	64

Total	$9,342	$3,635	$4,872	$771	$64

Contingencies

See Item 3, Legal Proceedings, in our annual report on Form 10-K for discussion of litigation that has been dismissed against us but is subject to appeal. We are not currently a party to any legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition, results of operations or cash flows.

9. SEGMENTS

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

Information about the reported segments is as follows:

	Three months ended June 30,		Six months ended June 30,

(In thousands)	2002	2003	2002	2003

Revenue:
Transaction services	$3,802	$6,058	$7,377	$11,660
Immersive still solutions	1,959	408	3,178	1,192
Immersive video solutions	—	86	—	91

Total	$5,761	$6,552	$10,555	$12,943

Cost of revenue:
Transaction services	$1,831	$1,768	$3,500	$3,550
Immersive still solutions	355	287	811	625
Immersive video solutions	—	82	—	86

Total	$2,186	$2,137	$4,311	$4,261

10. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements were applicable in 2002. The adoption of FIN 45 did not have a material impact on our results of operation or financial condition and did not result in any additional liabilities as of June 30, 2003 associated with guarantees covered by this interpretation. In addition to guarantees, we have entered into agreements indemnifying certain parties with respect to our potential infringement of other party’s intellectual property. Due to the nature of the indemnifications, our maximum exposure under these agreements cannot be estimated. We have not recorded any amounts for FIN 45 indemnities because they are not probable, immaterial or not estimable at this time.

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Our director and officer indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. We have not recorded any amounts for these indemnities because they are not probable or estimable at this time.

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

In May 2003, the FASB issued FAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the first fiscal period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We will adopt FAS 150 in the quarter ending September 30, 2003 and the adoption of FAS 150 will not have a material impact on our financial statements.

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

The following table summarizes the revenue from customers in excess of 10% of total revenues:

	Three months ended		Six months ended
	June 30,		June 30,

	2002	2003	2002	2003

Homestore	23%	3%	22%	3%
eBay	51%	87%	53%	85%

At June 30, 2003, Homestore and eBay represented 3% and 84% of accounts receivable, respectively. All amounts due from Homestore and eBay as of June 30, 2003, were collected during July 2003. At December 31, 2002, Homestore and eBay represented 0% and 83% of accounts receivable, respectively.

12. LIQUIDATION PREFERENCE AND PREFERRED STOCK DIVIDENDS

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

As of June 30, 2003, the Liquidation Preference was $25.4 million, which includes the $3.1 million in accrued dividends in arrears on the Series B Preferred Stock which have not been declared to be paid.

In June 2003, certain investors converted Series B Preferred Stock into 35,455 shares of common stock in accordance with the conversion terms of the Series B Preferred Stock. In conjunction with the conversion we paid them $11 thousand in dividends accrued through the date of conversion as required under the conversion terms of the Series B Preferred Stock.

13. RELATED PARTY TRANSACTIONS

During 2001, our CEO at that time, Mr. James M. Phillips resigned as our chairman and chief executive officer. Pursuant to a separation agreement, Mr. Phillips received a severance payment in the amount of $1.3 million, in the following increments: (i) $0.2 million was paid on May 25, 2001; (ii) $0.2 million was paid on September 1, 2001; (iii) $0.2 million was paid on January 1, 2002; (iv) $0.2 million was paid on June 1, 2002; (v) $0.2 million was paid on January 2, 2003; (vi) $0.2 million was paid on June 2, 2003 and (vii) $0.1 million will be paid on or before September 1, 2003.

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

We have a minority equity interest in iPIX-I, however, we do not have the ability to exercise significant influence over iPIX-I operations. We account for our investment in iPIX-I on the cost basis. We did not make any capital contributions to iPIX-I and we have no commitments to fund iPIX-I. We do have the right, however, but not the obligation, to purchase iPIX-I from Soroof after December 31, 2005 for consideration as defined in the agreements. During the three months ended June 30, 2003, we held discussions with Soroof relating to the terms of these agreements. These discussions are continuing. We did not recognize any revenue from iPIX-I in the three months ended June 30, 2003. During the six months ended June 30, 2003, we recognized $0.2 million of revenue under these agreements.

Transactions with eBay, Inc.

Pursuant to an agreement dated April 19, 2000, as amended, we provide to eBay, Inc., which currently beneficially owns more than 10% of our common stock (5% fully diluted), image management services to eBay’s online auction Web sites. Pursuant to that agreement, we issued eBay a warrant to purchase 60,000 shares of Common Stock at an exercise price of $203.80 per share. The warrant expires on April 19, 2010. Under this agreement, we generated revenues of $5.6 million and $11.1 million for the six months ended June 30, 2002 and 2003, respectively. We generated revenues of $3.0 million and $5.7 million for the three months ended June 30, 2002 and 2003, respectively. Under this agreement, we were required to pay marketing fees to eBay of $16.0 million over a two-year period. As of September 26, 2001, we had paid $9.5 million of the $16.0 million commitment and we agreed to extend the additional $6.5 million of payments through September 2003. As of June 30, 2003, we have $1.0 million of the commitment remaining. In accordance with EITF 01-09 “Accounting for consideration given by a vendor to a customer (including a reseller of the vendor’s products)”, $1.0 million of these fees were offset against revenue which represented the excess over the fair value of the benefit received during the six months ended June 30, 2003.

In 2001 and 2002, we sold to eBay, and eBay leased back to us, certain computer equipment utilized to provide image management services to eBay and other customers. The purchase price for the equipment was approximately $5.3 million. The transactions resulted in no gain or loss to iPIX. Pursuant to lease schedules covering this equipment, we would have paid eBay annual lease payments of approximately $0.9 million, $0.8 million and $0.1 million in the duration of 2003, 2004 and 2005, respectively. In the six months ended June 30, 2003, we paid eBay $1.0 million pursuant to these lease schedules. As part of the third amendment to our agreement with eBay, eBay agreed to exchange the equipment underlying these leases as final payment after we satisfactorily perform certain transition services, which is expected to occur either in the fourth quarter of 2003 or in the first quarter of 2004.

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

OVERVIEW

We are focused on three businesses providing:

(1)	outsourced imaging services to facilitate online transactions in the auction, classifieds and real estate markets (“Transaction Services”);

(2)	immersive imaging solutions for the real estate, travel and visual documentation markets (“Immersive still solutions”); and

(3)	180-degree and 360-degree video surveillance for the security and observation markets (“Immersive video solutions”).

Our Transaction Services’ products and services include the capture, processing, management and distribution of images and related data. Revenues from online auctions and classifieds are primarily transaction based. Our transaction services involve designing, building and managing an image management infrastructure as well as leasing spaces from state-of-the-art co-location facilities with access to telecommunications bandwidth. Since these services are capital intensive, a high percentage of the costs associated with transaction services are fixed and accordingly the margins from transaction services are highly dependent upon asset utilization. Substantially all of our recurring revenue is derived from transaction fees generated by our Rimfire service. In particular, eBay and Homestore are our largest Rimfire customers. eBay represented approximately 85% of our total revenue and approximately 95% of Rimfire services revenue for the six months ended June 30, 2003 and 87% of total revenue and 94% of Rimfire service revenue for the second quarter of 2003. Homestore represented approximately 22% of total revenue and 17% of Rimfire service revenue for the first six months of 2002, but less than 10% of total revenue and Rimfire service revenue for the first three months and first six months of 2003.

On June 27, 2003, we signed an amended license agreement with eBay. Our Visual Content Services Agreement with eBay remains unchanged through the contract period, which will expire on September 30, 2003. Under the terms of Amendment No. 3, eBay will pay us $8.0 million and other consideration based on certain service and licensing options granted to eBay for a perpetual, non-exclusive restricted use license to our Rimfire Imaging technology.

In addition, eBay has the option to extend the Rimfire Imaging services after September 30, 2003 for up to four additional months for a minimum monthly payment of $0.45 million, plus additional consideration based on the monthly volume of image submissions. We may also transfer to eBay, at eBay’s future option, a Rimfire Imaging environment developed by us specifically for eBay in exchange for a payment of $2.0 million. eBay has also agreed to terminate certain leases under which we leased computer equipment from eBay. In addition, we have given eBay an option to purchase computer equipment and other assets, which relate to the eBay Rimfire Imaging service. We have also agreed to work with eBay and some of our third party service providers to efficiently transition appropriate services to eBay allowing us to continue to focus on our base of existing and new customers.

We believe that transaction fees from eBay will continue to increase as a percentage of our total revenue through September 30, 2003 as more eBay customers utilize our services on the eBay auction Web site. Although eBay has an option to request us to extend our services and provide additional assistance in transferring operating and program management responsibilities to them after September 30, 2003, we can not give any assurance that such an option will be exercised. As a result, we may not provide any services to eBay after September 30, 2003, which may have a material adverse effect on our business, financial position, results of operations or cash flows.

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

In the third quarter of 2002, we entered into license, distribution and trademark agreements with Soroof International, a Saudi Arabia-based corporation (“Soroof”). Under the agreements, Soroof is the exclusive distributor for iPIX immersive still products, including the iPIX GPS Mapping System, outside of North America and Asia through its newly established entity, iPIX International (“iPIX-I”). iPIX-I represented approximately 0% of Immersive revenue for the second quarter of 2003 and 19% of Immersive revenue for the six months ended June 30, 2003. Homestore represented approximately 16% of Immersive revenue for the second quarter of 2003 and 21% of Immersive revenue for the six months ended June 30, 2003.

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

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, “Software Revenue Recognition,” and SAB 101, “Revenue Recognition in Financial Statements.” Transaction revenues are recognized as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed or determinable and collection of the resulting receivable was reasonably assured. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is reasonably assured. If there are continuing obligations, then we recognize license revenue ratably over the life of the contract. As there are significant continuing undelivered obligations at June 30, 2003 under the Amendment No. 3 to the Visual Content Services Agreement with eBay, we have deferred all license revenue under the amendment at June 30, 2003.

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

Goodwill

Under United States generally accepted accounting principles, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. These estimates include forecasted revenues and operating expenses, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We believe that the accounting estimate related to goodwill is a “critical accounting estimate” because (1) it requires Company management to make assumptions about fair values and (2) the impact of recognizing an impairment could be material to our financial position, as well as our results of operations. Management’s assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values. On June 27, 2003, our agreement with eBay was amended. eBay is the largest customer of the technology represented by our goodwill. Due to Amendment No. 3 of our agreement with eBay, we preformed an impairment analysis of goodwill at June 30, 2003 and no impairment existed. However, at the end of the amended agreement with eBay we may incur a significant impairment of our goodwill.

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

RESTRUCTURING ACTIONS

During the six months ending June 30, 2003, the following payments were made against our restructuring accrual:

	Balance at			Balance at
	December 31,	Expense in	Payments in	June 30,
(In thousands)	2002	2003	2003	2003

Restructuring provisions:
Severance	$500	$—	$400	$100
Lease obligations	549	—	167	382

Total	$1,049	$—	$567	$482

RESULTS OF OPERATIONS

The following table presents, for the periods indicated, the percent relationship to total revenues of select items in our statements of operations.

	Three months ended		Six months ended
	June 30,		June 30,
	2002	2003	2002	2003

Revenue:
Transaction services	66.0%	92.5%	69.9%	90.1%
Immersive still solutions	34.0	6.2	30.1	9.2
Immersive video solutions	—	1.3	—	0.7

Total revenue	100.0	100.0	100.0	100.0

Cost of revenue:
Transaction services	31.8	27.0	33.1	27.4
Immersive still solutions	6.1	4.4	7.7	4.8
Immersive video solutions	—	1.2	—	0.7

Total cost of revenue	37.9	32.6	40.8	32.9

Gross profit	62.1	67.4	59.2	67.1

Operating expenses:
Sales and marketing	37.4	31.2	39.8	29.4
Research and development	21.4	17.9	23.8	18.8
General and administrative	15.5	12.7	17.0	12.8

Total operating expenses	74.3	61.8	80.6	61.0

Income (loss) from operations	(12.2)	5.6	(21.4)	6.1
Other	0.2	(0.5)	0.5	(0.6)

Net income (loss)	(12.0)%	5.1%	(20.9)%	5.5%

Quarter Ended June 30, 2002 Compared to the Quarter Ended June 30, 2003

	Three months ended
	June 30,

				Percent
(Dollars in thousands)	2002	2003	Difference	Change

Revenue:
Transaction services	$3,802	$6,058	$2,256	59%
Immersive still solutions	1,959	408	(1,551)	(79)
Immersive video solutions	—	86	86	100

Total revenue	5,761	6,552	791	14

Cost of revenue:
Transaction services	1,831	1,768	(63)	(3)
Immersive still solutions	355	287	(68)	(19)
Immersive video solutions	—	82	82	100

Total cost of revenue	2,186	2,137	(49)	(2)

Gross profit	3,575	4,415	840	23

Operating expenses:
Sales and marketing	2,153	2,044	(109)	(5)
Research and development	1,230	1,168	(62)	(5)
General and administrative	893	834	(59)	(7)

Total operating expenses	4,276	4,046	(230)	(5)

Income (loss) from operations	(701)	369	1,070	(153)
Other	10	(34)	(44)	(440)

Net Income (loss)	$(691)	$335	$1,026	(148)%

Revenue. Total revenue increased in the quarter ended June 30, 2003 over the quarter ended June 30, 2002 due to increased volumes of images processed by Rimfire ($2.3 million), primarily related to on-line auctions, partially offset by lower sales volumes of primarily immersive keys and kits ($1.6 million). During 2002, we reduced our sales and marketing efforts related to the sale of immersive kits and keys, which resulted in lower revenues in order to increase operating margins related to these products. A portion of this decrease is attributable to our sale of our international immersive imaging operations to iPIX-I in 2002.

Cost of Revenue. Cost of revenue consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in an iPIX kit. Cost of revenue remained at substantially the same dollar level, but as a percentage of total revenues decreased to 33% in the quarter ended June 30, 2003 from 38% in the quarter ended June 30, 2002. Cost of revenue as a percent of revenue declined in 2003 primarily due to operational efficiencies and economies of scale associated with the processing of transactions.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased in the quarter ended June 30, 2003 over the quarter ended June 30, 2002, due to our decision to shift resources from international sales personnel costs in 2002 to more domestic sales personnel in 2003.

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses were essentially at the same dollar levels in the quarter ended June 30, 2003 and the quarter ended June 30, 2002.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services and other costs associated with being a public company. General and administrative expenses were essentially at the same dollar levels in the quarter ended June 30, 2003 and the quarter ended June 30, 2002.

Six Months Ended June 30, 2002 Compared to the Six Months Ended June 30, 2003

	Six months ended
	June 30,
				Percent
(Dollars in thousands)	2002	2003	Difference	Change

Revenue:
Transaction services	$7,377	$11,660	$4,283	58%
Immersive still solutions	3,178	1,192	(1,986)	(63)
Immersive video solutions	—	91	91	100

Total revenue	10,555	12,943	2,388	23

Cost of revenue:
Transaction services	3,500	3,550	50	1
Immersive still solutions	811	625	(186)	(23)
Immersive video solutions	—	86	86	100

Total cost of revenue	4,311	4,261	(50)	(1)

Gross profit	6,244	8,682	2,438	39

Operating expenses:
Sales and marketing	4,193	3,805	(388)	(9)
Research and development	2,511	2,428	(83)	(3)
General and administrative	1,797	1,663	(134)	(7)

Total operating expenses	8,501	7,896	(605)	(7)

Income (loss) from operations	(2,257)	786	3,043	(135)
Other	53	(83)	(136)	(257)

Net Income (loss)	$(2,204)	$703	$2,907	(132)%

Revenue. Total revenue increased in the six months ended June 30, 2003 over the six months ended June 30, 2002 due to increased volumes of images processed by Rimfire ($4.3 million), primarily related to on-line auctions, partially offset by lower sales volumes of primarily immersive keys and kits ($2.0 million). During 2002, we reduced our sales and marketing efforts related to the sale of immersive kits and keys, which resulted in lower revenues in order to increase operating margins related to these products. A portion of this decrease is attributable to our sale of our international immersive imaging operations to iPIX-I in 2002.

Cost of Revenue. Cost of revenue consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in an iPIX kit. Cost of revenue remained at substantially the same dollar level, but as a percentage of total revenues decreased to 33% in the six months ended June 30, 2003 from 41% in the six months ended June 30, 2002. Cost of revenue as a percent of revenue declined in 2003 primarily due to operational efficiencies and economies of scale associated with the processing of transactions.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased in the six months ended June 30, 2003 over the six months ended June 30, 2002, primarily due to our decision to shift resources from international sales personnel costs in 2002 to more domestic sales personnel in 2003.

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses were essentially at the same dollar levels in the six months ended June 30, 2003 and the six months ended June 30, 2002.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, bad debt expenses and other costs associated with being a public company. General and administrative expenses were essentially at the same dollar levels in the six months ended June 30, 2003 and the six months ended June 30, 2002. In the six months ended June 30, 2002, $0.1 million was collected from previously reserved receivables and recognized as a reduction in general and administrative expenses, this was offset in the same quarter of 2003 primarily by a $0.2 million decrease in personnel and related costs.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At June 30, 2003, we had $10.1 million of cash, restricted cash and short term investments, of which $1.4 million was restricted.

Summary Consolidated Cash Flow Data

	Three months ended		Six months ended
	June 30,		June 30,

(In thousands)	2002	2003	2002	2003

Net cash provided by (used in) operating activities	$(754)	$3,636	$(3,874)	$6,745
Net cash used in investing activities	(4,052)	(90)	(4,574)	(808)
Net cash provided by (used in) financing activities	2,037	406	2,025	(280)
Effect of exchange rate changes on cash	28	(1)	(21)	3

Net increase (decrease) in cash and cash equivalents	(2,741)	3,951	(6,444)	5,660
Cash and cash equivalents, beginning of period	7,400	4,729	11,103	3,020

Cash and cash equivalents, end of period	$4,659	$8,680	$4,659	$8,680

Cash flows from operating activities in the second quarter of 2003, reflects net income of $0.3 million, compared to a net loss of $0.7 million the second quarter of 2002. Our net loss for the three months ended June 30, 2002 included non-cash amortization of deferred revenues of $0.5 million, whereas the three months ended June 30, 2003 included no material amortization of deferred revenues, but does include $3.0 million for the collection of deferred revenue during the quarter.

Net cash used in investing activities in the second quarter of 2003 and 2002 was primarily related to the acquisition of computer software and hardware and the purchase of short-term investments of $1.4 million in the second quarter of 2002. We do not currently expect any significant acquisitions of computer hardware and software throughout the remainder of 2003.

Net cash provided by financing activities in the second quarter of 2003 was primarily related to $1.0 million of proceeds from the exercise of stock options, net of $0.6 million of payments made on capital lease obligations. Net cash provided by financing activities in the second quarter of 2002 was primarily related to proceeds from new capital lease obligations.

Cash flows from operating activities in the first half of 2003, reflects net income of $0.7 million, compared to a net loss of $2.2 million the first half of 2002. Our net loss for the six months ended June 30, 2002 included non-cash amortization of deferred revenues of $1.1 million, whereas the six months ended June 30, 2003 included no material amortization of deferred revenues, but does include $3.0 million of deferred revenue recorded in June 2003. During the first six months of 2002, receivables increased $0.5 million, while in the same period of 2003, receivables decreased $1.5 million. The decrease in 2003 was primarily related to the timing of collections in early 2003.

Net cash used in investing activities in the first half of 2003 and 2002 was primarily related to the acquisition of computer software and hardware and the purchase of short-term investments of $1.4 million in the first half of 2002.

Net cash used in financing activities in the first half of 2003 was primarily related to $1.3 million of payments made on capital lease obligations, net of $1.0 million of proceeds from the exercise of stock options. Net cash provided by financing activities in the first half of 2002 was primarily related to proceeds from new capital lease obligations.

The table below shows our contractual obligations as of June 30, 2003:

(In thousands)	Payments Due by Period

		Remainder	2004 &	2006 &
	Total	of 2003	2005	2007	After 2007

Capital leases	$2,546	$1,938	$608	$—	$—
Operating leases	6,796	1,697	4,264	771	64

Total	$9,342	$3,635	$4,872	$771	$64

On June 27, 2003, we signed an amended license agreement with eBay. The Visual Content Services Agreement between iPIX and eBay remains unchanged through the contract period, which will expire on September 30, 2003. Under the terms of Amendment No. 3, eBay will pay us $8.0 million and other consideration based on certain service and licensing options granted to eBay for a perpetual, non-exclusive restricted use license to the Rimfire Imaging technology. In addition, eBay has the option to extend the Rimfire Imaging services after September 30, 2003 for up to four additional months for a minimum monthly payment of $0.45 million, plus additional consideration based on the monthly volume of image submissions. We may also transfer to eBay, at eBay’s option, a Rimfire Imaging environment developed by us specifically for eBay in exchange for a payment of $2.0 million. eBay and iPIX have also agreed to terminate certain leases under which we leased computer equipment from eBay. In addition, we have given eBay an option to purchase other assets, both of which relate to the eBay Rimfire Imaging service. We have also agreed to work with eBay and some of our third party service providers to efficiently transition appropriate services to eBay allowing us to continue to focus on our base of existing and new customers.

We finished the second quarter of 2003 with approximately $10.1 million in cash, cash equivalents, restricted cash and short-term investments of which $1.4 million was restricted cash and short-term investments. Our use, or generation, of cash will be largely influenced by revenues from our major customers. Depending upon the options elected by eBay under our amended agreement and negotiations with other customers, the timeliness of collection of our accounts receivable, our rate of growth and our ability to control or affect reductions in costs, we are not expecting to, but may require additional equity or debt financing to meet future working capital or capital expenditure needs for the next 12 months. There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to us.

Management’s focus is to manage our cash requirements and focus our operations on revenue generation and controlled spending. Our long-term strategy remains unchanged. We will continue to invest in research and development for Rimfire and our immersive video products and will invest in the expansion of the offline publications and online classified advertising businesses and in the development of new security and observation products and services.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 were applicable on a prospective basis to guarantees issued or modified after December 31, 2002, while the disclosure requirements were applicable in 2002. The adoption of FIN 45 did not have a material impact on our results of operation or financial condition and did not result in any additional liabilities as of June 30, 2003 associated with guarantees covered by this interpretation. In addition to guarantees, we have entered into agreements indemnifying certain parties with respect to our potential infringement of other party’s intellectual property. Due to the nature of the indemnifications, our maximum exposure under these agreements cannot be estimated. We have not recorded any amounts for FIN 45 indemnities because they are not probable, immaterial or not estimable at this time.

As permitted under Delaware law, we have agreements whereby our officers and directors are indemnified for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The term of the indemnification period is for the officer’s or director’s term in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal. Our director and officer indemnification agreements were grandfathered under the provisions of FIN 45 as they were in effect prior to December 31, 2002. We have not recorded any amounts for these indemnities because they are not probable or estimable at this time.

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

In May 2003, the FASB issued FAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to the provisions of FAS 150 for the first fiscal period beginning after December 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We will adopt FAS 150 in the quarter ending September 30, 2003 and the adoption of FAS 150 will not have a material impact on our financial statements.

INFLATION

Inflation has not had a significant impact on our operations to date.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2003, we had $10.1 million of cash, cash equivalents, restricted cash and short-term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we concluded that we do not have material market risk exposure.

Item 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the date covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded as of the date covered by this quarterly report that our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b)  Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors that could significantly affect these controls during the period covered by this report.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission Of Matters To A Vote Of Security Holders

On May 6, 2003, we held the annual meeting of our stockholders to vote upon the election of two members to our board of directors.. At the meeting, our Series B Preferred stockholders voted to elect two directors to serve until the 2006 annual meeting of stockholders. Greg Daily was elected to the Board of Directors by our Series B Preferred stockholders by a vote of 9,235,236, as-converted common shares for, 0 against and 0 abstentions and broker non-votes. David Wilds was elected to the Board of Directors by our Series B Preferred stockholders by a vote of 9,235,236, as-converted common shares for, 0 against and 0 abstentions and broker non-votes

Laban P. Jackson, Andrew P. Seamons and Donald W. Strickland continue to serve as members of the board of directors until their terms expire at the annual meeting of stockholders in 2004. Thomas Garrott and Michael Easterly continue to serve as members of the board of directors until their terms expire at the annual meeting of stockholders in 2005.

Item 5. Other Information

     None.

Item 6. Exhibits And Reports On Form 8-K

a)	Exhibits

	Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	Exhibit 32	Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b)	Reports On Form 8-K

A Form 8-K was filed on June 27, 2003, under Item 5, relating to the Company’s Amendment No. 3 to the Visual Content Services Agreement with eBay Inc.

A form 8-K was filed on August 14, 2003, under Item 12, relating to the Company’s press release setting for the Company’s second quarter 2003 financial results.

INTERNET PICTURES CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 14, 2003	INTERNET PICTURES CORPORATION (Registrant)

/s/ Paul Farmer Paul Farmer Authorized Officer Chief Financial Officer and Chief Accounting Officer

INTERNET PICTURES CORPORATION
INDEX TO EXHIBITS FOR FORM 10-Q

FOR QUARTER ENDED JUNE 30, 2003

EXHIBIT NO.	EXHIBIT DESCRIPTION

Exhibit 31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32	Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002