Form 10-Q
period 2003-09-30
INTERNET PICTURES CORP
filed 2003-11-13
CIK 1088022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003          Commission File No. 000-26363

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

7,701,074 shares of $0.001 par value common stock outstanding as of October 31, 2003.

                          INTERNET PICTURES CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003
                                      INDEX


  PART I-- FINANCIAL INFORMATION.........................................     3

     Item 1. Condensed Consolidated Financial Statements.................     4

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk..    22

     Item 4. Controls and Procedures.....................................    22

  PART II-- OTHER INFORMATION............................................    23

     Item 1. Legal Proceedings...........................................    23

     Item 2. Changes In Securities And Use Of Proceeds...................    23

     Item 3. Defaults Upon Senior Securities.............................    23

     Item 4. Submission Of Matters To A Vote Of Security Holders.........    23

     Item 5. Other Information...........................................    23

     Item 6. Exhibits And Reports On Form 8-K............................    23

  Signatures.............................................................    24

  Exhibit Index..........................................................    25

PART I--FINANCIAL INFORMATION

Recalculation of Earnings Per Share

This Form 10-Q of Internet Pictures Corporation ("iPIX," "we," "us," "our," or the "Company") reflects the Form 10-K/A filed August 14, 2003 to reflect the recalculation of our earnings (loss) per common share for the year ended December 31, 2002 and for each of the quarterly periods in the year then ended. Other than as expressly stated herein, the information prior to April 1, 2003 in this Form 10-Q does not reflect any subsequent information or events other than the recalculation detailed below.

The Company has revised its unaudited financial statements for the three and nine months ended September 30, 2002 to reflect the impact of the cumulative dividend and participation rights of the Company's convertible preferred stock on the calculation of earnings (loss) per common share for those periods. The cumulative dividend, whether or not declared, has been reflected as a reduction in net income (loss) to calculate net income (loss) available to common shareholders. In addition, the participation right of the preferred stock has been considered in the calculation of basic earnings (loss) per common share, if dilutive, using the if converted method or the two class method, if more dilutive. The revision of earnings (loss) per common share for the periods indicated above had no effect on reported revenues, gross profit, net income
(loss) or cash balances in any of the periods. The effect of the restatement of earnings (loss) per common share is as follows:


                                           Three months         Nine months
                                              ended                ended
                                        September 30, 2002   September 30, 2002
                                        ------------------   ------------------

Earnings (loss) per common share:
Basic-- as reported........................   $   0.08            $ (0.24)
Basic-- restated...........................   $   0.01            $ (0.44)
Diluted-- as reported......................   $   0.03            $ (0.24)
Diluted-- restated.........................   $   0.01            $ (0.44)

Item 1.     Condensed Consolidated Financial Statements

                          INTERNET PICTURES CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                        December 31,  September 30,
                                                                                                            2002          2003
                                                                                                        ------------  -------------
                                                                                                             (1)       (unaudited)
 (In thousands)

 ASSETS
 Cash and cash equivalents.........................................................................     $     3,020   $     8,836
 Restricted cash and short term investments........................................................           2,972         1,400
 Accounts receivable, net..........................................................................           3,535         2,263
 Inventory, net....................................................................................             181           207
 Prepaid expenses and other current assets.........................................................             984         2,083
                                                                                                        ------------  -----------
       Total current assets........................................................................          10,692        14,789
 Computer hardware, software and other, net........................................................           4,631         2,789
 Other long term assets............................................................................              70            11
 Goodwill..........................................................................................           3,042         3,042
                                                                                                        ------------  -----------
       Total assets................................................................................     $    18,435   $    20,631
                                                                                                        ============  ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable..................................................................................     $       360   $       907
 Accrued liabilities...............................................................................           5,426         3,936
 Deferred revenue..................................................................................              85         3,066
 Current portion of obligations under capital leases...............................................           2,403         1,856
                                                                                                        ------------  -----------
       Total current liabilities...................................................................           8,274         9,765
 Obligations under capital leases, net of current portion..........................................           1,459           112
 Other long term liabilities.......................................................................             310            84
                                                                                                        ------------  -----------
          Total liabilities........................................................................          10,043         9,961
                                                                                                        ------------  -----------

 Commitments and contingencies (Note 8)

 STOCKHOLDERS' EQUITY:
 Preferred stock (Aggregate liquidation value: $24,560 in 2002, $25,633 in 2003)...................               1             1
 Common stock......................................................................................              65            66
 Class B common stock..............................................................................              --            --
 Additional paid-in capital........................................................................         513,937       515,354
 Accumulated deficit...............................................................................        (505,117)     (504,260)
 Accumulated other comprehensive loss..............................................................            (494)         (491)
                                                                                                        ------------   -----------
       Total stockholders' equity..................................................................           8,392        10,670
                                                                                                        ------------   -----------

       Total liabilities and stockholders' equity..................................................     $    18,435   $    20,631
                                                                                                        ============  ============

______________________

(1) The December 31, 2002 balances were derived from the audited financial statements.


See accompanying notes to the unaudited condensed consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                            Three months ended            Nine months ended
                                                                               September 30,                September 30,
                                                                          ----------------------      -------------------------
                                                                              2002        2003            2002          2003
                                                                          -----------   ---------     -----------   -----------
                                                                                 (unaudited)                  (unaudited)
                   (In thousands, except per share data)                  (restated)                  (restated)

    Revenue:
    Transaction services.............................................     $   4,242     $  5,811      $   11,619    $   17,471
    Immersive still solutions........................................         1,753          666           4,931         1,858
    Immersive video solutions........................................            --          146              --           237
                                                                          ----------    --------      ----------    ----------
       Total revenue.................................................         5,995        6,623          16,550        19,566
                                                                          ----------    --------      ----------    ----------

    Cost of revenue:
    Transaction services.............................................         1,738        1,876           5,238         5,426
    Immersive still solutions........................................           561          400           1,372         1,025
    Immersive video solutions........................................            --           75              --           161
                                                                          ----------    --------      ----------    ----------
       Total cost of revenue.........................................         2,299        2,351           6,610         6,612
                                                                          ----------    --------      ----------    ----------

       Gross profit..................................................         3,696        4,272           9,940        12,954
                                                                          ----------    --------      ----------    ----------

    Operating expenses:
    Sales and marketing..............................................         1,881        1,899           6,074         5,704
    Research and development.........................................         1,175        1,198           3,686         3,626
    General and administrative.......................................           621        1,001           2,418         2,664
    Restructuring ...................................................           687           --             687            --
                                                                          ----------    --------      ----------     ---------
       Total operating expenses......................................         4,364        4,098          12,865        11,994
                                                                          ----------    --------      ----------     ---------

    Income (loss) from operations....................................          (668)         174          (2,925)          960
    Patent infringement award .......................................         1,000           --           1,000            --
    Interest income (expense) and other..............................           244          (20)            297          (103)
                                                                          ----------    ---------     -----------    ----------

    Net income (loss)................................................           576          154          (1,628)          857
    Preferred stock dividends (restated for 2002)....................          (451)        (454)         (1,335)       (1,345)
    Participation of preferred stock (restated for 2002).............           (75)          --              --            --
                                                                          ----------    ---------     -----------    ----------

    Net income (loss) available to common stockholders
       (restated for 2002)...........................................    $       50     $   (300)     $   (2,963)   $     (488)
                                                                         ===========    =========     ===========   ===========
    Income (loss) per common share, basic and diluted
       (restated for 2002)...........................................    $     0.01     $  (0.04)     $    (0.44)   $    (0.07)
    Weighted average common shares, basic............................         6,798        7,613           6,789         7,147
    Weighted average common shares, diluted..........................         6,798        7,613           6,789         7,147


See accompanying notes to the unaudited condensed consolidated financial statements.

                          INTERNET PICTURES CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                             Nine months ended
                                                                                                               September 30,
                                                                                                           ---------------------
                                                                                                               2002      2003
                                                                                                           -----------  --------
                                                     (In thousands)                                              (unaudited)

Cash flows from operating activities:
Net income (loss).......................................................................................   $   (1,628)  $    857
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation............................................................................................        2,469      2,725
Provision for doubtful accounts receivable..............................................................         (269)         8
Non-cash compensation expense...........................................................................          120         --
Changes in operating assets and liabilities:
   Accounts receivable..................................................................................         (800)     1,264
   Inventory............................................................................................           95        (26)
   Prepaid expenses and other current assets............................................................         (169)    (1,099)
   Other long term assets...............................................................................         (110)        59
   Accounts payable.....................................................................................         (363)       547
   Accrued expenses.....................................................................................         (555)      (144)
   Deferred revenue.....................................................................................       (1,558)     2,981
                                                                                                            ----------  ---------

         Net cash provided by (used in) operating activities............................................       (2,768)     7,172
                                                                                                            ----------  ---------

Cash flow from investing activities:
Purchases of computer hardware, software and other......................................................       (3,258)      (883)
Purchase of short term investments......................................................................       (1,400)        --
                                                                                                            ----------  ---------

      Net cash used in investing activities.............................................................       (4,658)      (883)
                                                                                                            ----------  ---------

Cash flows from financing activities:
Proceeds from issuance of common stock..................................................................          115      1,432
Dividends paid in connection with Series B Preferred Stock conversions..................................           --        (14)
Proceeds from obligations under capital lease...........................................................        3,870         --
Repayments of capital lease obligations.................................................................       (1,458)    (1,894)
Proceeds from notes receivable from stockholders........................................................          179         --
                                                                                                            ----------  ---------

Net cash provided by (used in) financing activities.....................................................        2,706       (476)
                                                                                                            ----------  ---------

Effect of exchange rate changes on cash.................................................................          (33)         3
                                                                                                            ----------  ---------

Net increase (decrease) in cash and cash equivalents....................................................       (4,753)     5,816
Cash and cash equivalents, beginning of period..........................................................       11,103      3,020
                                                                                                            ----------  ---------

Cash and cash equivalents, end of period................................................................   $    6,350   $  8,836
                                                                                                           ===========  =========


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

The information furnished reflects all adjustments which management believes are necessary for a fair presentation of our financial position as of September 30, 2003 and the results of our operations for the three and nine month periods ended September 30, 2002 and 2003 and our cash flows for the nine month periods ended September 30, 2002 and 2003. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2002 and 2003 are not necessarily indicative of the results to be expected for the respective full years.

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

Our Visual Content Services Agreement with eBay was extended to October 31, 2003. Under the terms of Amendment No. 3, eBay will pay us $8.0 million and other consideration based on certain service and licensing options granted to eBay for a perpetual, non-exclusive license to the our Rimfire Imaging technology. eBay paid us $3.0 million in the quarter ended June 30, 2003 upon the execution of Amendment No. 3, as required. The $3.0 million is included in deferred revenue at September 30, 2003 because certain obligations associated with the license and services agreed to in Amendment No. 3 had not been delivered at that date. The remaining $5.0 million due under Amendment No. 3 was collected in October 2003 and substantially all remaining service delivery and other obligations were completed in October 2003. We no longer provide any products or services to eBay as of November 1, 2003.

eBay is the largest customer of the technology represented by our goodwill. Due to Amendment No. 3 of our agreement with eBay, we preformed an impairment analysis of goodwill at September 30, 2003 and no impairment existed. In the quarter ending December 31, 2003, we collected the final amounts due under the amended agreement with eBay and we may have incurred a significant impairment of our goodwill. Also in the quarter ending December 31, 2003, eBay terminated certain leases under which we leased computer equipment from eBay and we returned the equipment to eBay.

Transaction fees from eBay have been a significant percentage of our total revenue through September 30, 2003. eBay requested us to extend our services to October 31, 2003. As a result, other than completing the final deliveries under Amendment No. 3 in October 2003, we do not expect to provide any services to eBay after October 31, 2003, which will have a material adverse effect on our business, financial position, results of operations and cash flows.

In addition, if we experience significant changes in the terms of our relationships with other current or prospective customers, delays in payments from customers or the subsequent loss of another major customer, it may have a material adverse effect on our business, financial position, results of operations or cash flows.

3. CASH EQUIVALENTS, RESTRICTED CASH AND SHORT TERM INVESTMENTS

We consider all highly liquid debt instruments with an original or remaining maturity at date of purchase of three months or less to be cash equivalents.

At September 30, 2003, we had a $1.4 million short term investment which matures on June 19, 2004 and has been provided as collateral for certain capital lease obligations and, accordingly, classified as restricted cash and short term investments. We will renew the investment for successive short term periods until the capital lease obligation restrictions are removed. At December 31, 2002, restricted cash also included $1.4 million related to accrued customer deposits which were paid in full during the quarter ended March 31, 2003.

4. EQUITY

During the nine months ended September 30, 2003, we issued 752,178 shares of common stock upon exercise of stock options and 12,767 shares under our employee stock purchase program. The total proceeds from the option exercises and employee stock purchases were $1.4 million.

In June and July 2003, certain investors converted Series B Preferred Stock into 103,583 shares of common stock in accordance with the conversion terms of the Series B Preferred Stock. In conjunction with the conversion, we paid them $14 thousand of cash and 4,416 shares of common stock (with a value of $18 thousand) in dividends accrued through the date of conversion as required under the conversion terms of the Series B Preferred Stock. We do not receive any proceeds upon the conversion of Series B Preferred Stock.

5. INCOME (LOSS) PER COMMON SHARE

Recalculation of Income (loss) per Common Share

We have revised our unaudited financial statements for the three and nine months ended September 30, 2002 to reflect the impact of the cumulative dividend and participation rights of the convertible preferred stock on the calculation of earnings (loss) per common share for those periods. The cumulative dividend, whether or not declared, has been reflected as a reduction in net income (loss) to calculate net income (loss) available to common shareholders. In addition, the participation right of the preferred stock has been considered in the calculation of basic earnings (loss) per common share, if dilutive, using the if converted method or the two class method, if more dilutive. The revision of earnings (loss) per common share for the periods indicated above had no effect on reported revenues, gross profit, net income (loss) or cash balances in any of the periods. The effect of the restatement of earnings (loss) per common share is as follows:


                                                                 Three months ended  Nine months ended
                                                                 September 30, 2002  September 30, 2002
                                                                 ------------------  ------------------

Earnings (loss) per common share:
Basic-- as reported..............................................    $  0.08             $ (0.24)
Basic-- restated.................................................    $  0.01             $ (0.44)
Diluted-- as reported............................................    $  0.03             $ (0.24)
Diluted-- restated...............................................    $  0.01             $ (0.44)

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Net income (loss) available to common stockholders is calculated as the net income (loss) less cumulative preferred stock dividends for the period. If dilutive, the participation right of the preferred stock is reflected in the calculation of basic income (loss) per share using the if converted method or the two class method, if more dilutive. Diluted income (loss) per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding plus, if dilutive, potential common stock outstanding during the period.

The  following  table sets forth the  computation  of basic and dilutive  income
(loss) per common share for the periods indicated (restated for 2002):

                                                                              Three months ended         Nine months ended
                                                                                 September 30,             September 30,
                                                                           -----------------------   -----------------------
                      (In thousands, except per share)                         2002         2003         2002        2003
                                                                           ----------    ---------   -----------  ----------
                                                                                 (unaudited)                (unaudited)
NUMERATOR:
Net income (loss)....................................................      $    576      $    154    $  (1,628)   $    857
Preferred stock dividends............................................          (451)         (454)      (1,335)     (1,345)

Participation of preferred stock.....................................          ( 75)           --           --          --
                                                                           ---------     ---------   ----------   ---------

Net income (loss) available to common stockholders...................      $     50      $   (300)   $  (2,963)   $   (488)
                                                                           =========     =========   ==========   =========

DENOMINATOR:
   Weighted average shares outstanding-- Basic and diluted...........         6,798         7,613        6,789       7,147
                                                                           =========     =========   ==========   =========
INCOME (LOSS) PER COMMON SHARE,
BASIC AND DILUTED....................................................      $   0.01      $  (0.04)   $   (0.44)   $  (0.07)
                                                                           =========     =========   ==========   =========

The following table sets forth potential common shares that are not included in the diluted net income (loss) per common share calculation because to do so would be antidilutive for the three and nine month periods:

                             (Shares in thousands)                                Three months ended     Nine months ended
                                                                                     September 30,         September 30,
                                                                                  ------------------     -----------------
                                                                                   2002       2003        2002      2003
                                                                                  -------   --------     -------  --------

Stock options....................................................................      --     1,573         305       936
Convertible preferred stock......................................................  11,221    11,002      11,221    11,002
Warrants.........................................................................      --       492          --       282



Not included in the table above, were the following rights to purchase common stock where the average exercise price was greater than the average common share price and accordingly excluded from diluted net income (loss) per common share for the three and nine month periods:

                      (Shares in thousands)                                       Three months ended     Nine months ended
                                                                                     September 30,         September 30,
                                                                                 --------------------  ---------------------
                                                                                   2002       2003       2002        2003
                                                                                 ---------  ---------  ---------   ---------
Average share price of common stock........................................      $   1.38   $   3.39   $   1.96    $   2.43
Stock options:
   Average exercise price of options.......................................      $  10.53   $  55.68   $  15.34    $  21.55
   Shares excluded.........................................................         3,550        316      2,316         892
Series B Warrants (exercise price $2.17)...................................         1,381         --      1,381          --
Series B Warrants (exercise price $4.34)...................................           921        921        921         921
Common Warrants (average exercise price $165.33)...........................           170        137        170         137

6. RESTRUCTURING AND OTHER

During the nine months ended September 30, 2003, the following payments were made against the restructuring accrual:


                                                                           Balance at                            Balance at
                                                                          December 31,  Expense in  Payments in September 30,
         (In thousands)                                                       2002         2003        2003         2003
                                                                          ------------  ----------  ----------- -------------
Restructuring provisions:
  Severance...........................................................      $    500        $--       $  500      $   --
  Lease obligations...................................................           549         --          231         318
                                                                            --------        ---       ------      ------
Total.................................................................      $  1,049        $--       $  731      $  318
                                                                            ========        ===       ======      ======

7. STOCK-BASED COMPENSATION -- FAIR VALUE DISCLOSURES

We comply with the disclosure provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" ("FAS 123"). We have elected, however, to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our stock and the exercise price of the option. Stock and other equity instruments issued to non-employees have been accounted for in accordance with FAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services," and have been valued using the Black-Scholes model.

Pro forma information regarding our net income (loss) is required by FAS 123 and Financial Accounting Standards Board Statement of Financial Accounting Standards No. 148 "Accounting for Stock-Based Compensation, Transition and Disclosure," and has been determined as if we had accounted for the stock options under the fair value method of FAS 123.

The computations for pro forma basic and diluted loss per share follow (restated for 2002):

                                                                              Three months ended           Nine months ended
                                                                                 September 30,               September 30,
                                                                           ------------------------    ------------------------
               (In thousands, except per share data)                           2002         2003           2002          2003
                                                                           ------------   ---------    ------------   ---------
                                                                                  (unaudited)                 (unaudited)
                                                                           ------------------------    ------------------------
Net income (loss) available for common stockholders..................      $      50      $   (300)    $   (2,963)    $   (488)
   Add: employee stock compensation expense
      included in reported net income (loss).........................             29            --            120           --
   Less: FAS 123 pro forma charges...................................           (747)         (347)        (5,067)      (1,213)
                                                                           ----------     ---------    -----------    ---------
Adjusted net loss available for common stockholders..................      $    (668)     $   (647)    $   (7,910)    $ (1,701)
                                                                           ==========     =========    ===========    =========

                                                                              Three months ended           Nine months ended
                                                                                 September 30,               September 30,
                                                                           ------------------------    ------------------------
                                                                               2002         2003           2002          2003
                                                                           ----------     ---------    -----------   ----------
                                                                           (restated)                  (restated)
Basic and diluted income (loss) per common share:
   Income (loss) available for common stockholders.....................     $    0.01     $ (0.04)     $   (0.44)    $   (0.07)
   Net effect of pro forma charges.....................................         (0.11)      (0.04)         (0.72)        (0.17)
                                                                            ----------    ---------    -----------   ----------
Adjusted loss per common share.........................................     $   (0.10)    $ (0.08)     $   (1.16)    $   (0.24)
                                                                            ==========    =========    ===========   ==========

Grants under the Employee Stock Purchase Plan ("ESPP") have a look-back feature and a 15% discount and accordingly under FAS 123 would have had compensation expense calculated as a result. The fair value disclosure associated with the ESPP grants is included in the fair value pro-forma information above.

8. COMMITMENTS AND CONTINGENCIES

Commitments

The table below shows our contractual obligations as of September 30, 2003:

                            (In thousands)                                               Payments Due by Period
                                                                        -------------------------------------------------------
                                                                                    Remainder     2004 &     2006 &
                                                                          Total      of 2003      2005       2007    After 2007
                                                                        --------    ---------    -------     ------  ----------
Capital leases......................................................    $  1,968     $ 1,360     $   608     $  --      $ --
Operating leases....................................................       5,908         809       4,264       771        64
                                                                        --------     -------     -------     ------     -----
Total...............................................................    $  7,876     $ 2,169     $ 4,872     $ 771      $ 64
                                                                        ========     =======     =======     =====      =====

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

9. SEGMENTS

We currently have three reportable segments. The accounting policies of the segments are the same as those of the Company. Management evaluates the performance of the segments and allocates resources to them based on evaluations of the segment's revenues and gross profit. There are no inter-segment revenues. We do not make allocations of corporate costs to the individual segments and do not identify separate assets of the segments in making decisions regarding the performance or the allocation of resources to them.

Information about the reported segments is as follows:


                                                                        Three months ended          Nine months ended
                                                                           September 30,              September 30,
                                                                     -----------------------    ------------------------
           (In thousands)                                               2002          2003         2002          2003
                                                                     ----------    ---------    ----------    ----------

Revenue:
   Transaction services........................................      $  4,242      $  5,811     $  11,619     $  17,471
   Immersive still solutions...................................         1,753           666         4,931         1,858
   Immersive video solutions...................................            --           146            --           237
                                                                     ----------    ---------    ----------    ----------
Total..........................................................      $  5,995      $  6,623     $  16,550     $  19,566
                                                                     ==========    =========    ==========    ==========

Cost of revenue:
   Transaction services........................................      $  1,738      $  1,876     $   5,238     $   5,426
   Immersive still solutions...................................           561           400         1,372         1,025
   Immersive video solutions...................................            --            75            --           161
                                                                     ----------    ---------    ----------    ----------
Total..........................................................      $  2,299      $  2,351     $   6,610     $   6,612
                                                                     ==========    =========    ==========    ==========


10. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted this standard in the quarter ended September 30, 2003 and the adoption did not have a material effect on our financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for VIEs created after February 1, 2003 and is effective for all other VIEs in the first reporting period ending after December 31, 2003. The adoption of FIN 46 is not expected to have a significant effect on our financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, FASB delayed the implementation of FAS 150. When effective, it is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. While the effective date of certain elements of FAS 150 has been deferred, the adoption of FAS 150, when finalized, is not expected to have a material impact on our financial position, results of operations or cash flows.

11. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short term investments and accounts receivable. Cash, cash equivalents and short term investments are deposited with high quality financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and abroad. We perform ongoing credit evaluations of our customers' financial condition and we do not require collateral from our customers.

The following table summarizes the revenue from customers in excess of 10% of total revenues:


                                                                               Three months ended        Nine months ended
                                                                                  September 30,            September 30,
                                                                               ------------------        -----------------
                                                                                2002        2003          2002       2003
                                                                               ------      ------        ------     ------

Homestore...............................................................         16%          3%          20%          3%
eBay....................................................................         57%         84%          54%         85%


At September 30, 2003, Homestore and eBay represented 6% and 79% of accounts receivable, respectively. All amounts due from Homestore and eBay as of September 30, 2003, were collected during October 2003. At December 31, 2002, Homestore and eBay represented 0% and 83% of accounts receivable, respectively.

12. LIQUIDATION PREFERENCE AND PREFERRED STOCK DIVIDENDS

On September 26, 2001, Image Investor Portfolio, a separate series of Memphis Angels, LLC ("Image") and certain strategic investors completed the purchase of 1,115,080 shares of the Series B Preferred Stock for total consideration of $22.3 million. As of September 30, 2003, 1,103,830 shares of the Series B Preferred stock remain outstanding.

Each share of Series B Preferred Stock is convertible into approximately 9.2 shares of our Common Stock and is entitled to vote on matters submitted to holders of Common Stock on an as-converted basis. At any time that the holders of the Series B Preferred Stock hold more than 50% of our voting stock, a voluntary liquidation, dissolution or winding up of the Company must be approved by at least five of the seven members of our board of directors.

Holders of Series B Preferred Stock, in preference to holders of any other series of Preferred Stock and in preference to the holders of Common Stock (collectively, "Junior Securities"), accrue dividends at the rate of eight percent (8%) of the price paid per annum on each outstanding share of Series B Preferred Stock ("Series B Dividends"). The Series B Dividends are cumulative, accrue daily and shall by payable, when and if declared by the Board, upon conversion or as an accretion to the Liquidation Preference, as defined below. Accrued Series B Dividends may be paid in cash or common stock, at the election of the Series B Preferred stockholder. Holders of Series B Preferred Stock participate on an as-if converted basis in any common stock dividends.

Upon any liquidation event, before any distribution or payment shall be made to the holders of any Junior Securities, the holders of Series B Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution, or the consideration received in such Transaction, an amount per share of Series B Preferred Stock equal to the price paid plus all accrued and unpaid Series B Dividends for each share of Series B Preferred Stock held by them (the "Liquidation Preference"). If, upon any such liquidation event, the assets of the Company are insufficient to make payment in full to all holders of Series B Preferred Stock of the Liquidation Preference, then such assets shall be distributed among the holders of Series B Preferred Stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

As of September 30, 2003, the Liquidation Preference was $25.6 million, which includes the $3.6 million in accrued dividends in arrears on the Series B Preferred Stock which have not been declared to be paid. In June and July 2003, certain investors converted Series B Preferred Stock into 103,583 shares of common stock in accordance with the conversion terms of the Series B Preferred Stock. In conjunction with the conversion, we paid them $14 thousand of cash and 4,416 shares of common stock (with a value of $18 thousand) in dividends accrued through the date of conversion as required under the conversion terms of the Series B Preferred Stock.

13. RELATED PARTY TRANSACTIONS

During 2001, our CEO at that time, Mr. James M. Phillips resigned as our chairman and chief executive officer. Pursuant to a separation agreement, Mr. Phillips received a severance payment in the amount of $1.3 million, in the following increments: (i) $0.2 million was paid on May 25, 2001; (ii) $0.2 million was paid on September 1, 2001; (iii) $0.2 million was paid on January 1, 2002; (iv) $0.2 million was paid on June 1, 2002; (v) $0.2 million was paid on January 2, 2003; (vi) $0.2 million was paid on June 2, 2003 and (vii) $0.1 million was paid on August 29, 2003.

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

We have a minority equity interest in iPIX-I, however, we do not have the ability to exercise significant influence over iPIX-I operations. We account for our investment in iPIX-I on the cost basis. We did not make any capital contributions to iPIX-I and we have no commitments to fund iPIX-I. We do have the right, however, but not the obligation, to purchase iPIX-I from Soroof after December 31, 2005 for consideration as defined in the agreements. During the three months ended September 30, 2003, we held discussions with Soroof relating to the terms of these agreements. These discussions are continuing. We recognized $41 thousand of revenue from iPIX-I in the three months ended September 30, 2003. During the nine months ended September 30, 2003, we recognized $0.3 million of revenue from iPIX-I. During the three months and nine months ended September 30, 2002, we recognized $0.4 million of revenue from Soroof.

Transactions with eBay, Inc.

Pursuant to an agreement dated April 19, 2000, as amended, we provide to eBay, Inc., which currently beneficially owns more than 10% of our common stock (5% fully diluted), image management services to eBay's online auction Web sites. Pursuant to that agreement, we issued eBay a warrant to purchase 60,000 shares of Common Stock at an exercise price of $203.80 per share. The warrant expires on April 19, 2010. Under this agreement, we generated revenues of $9.0 million and $16.6 million for the nine months ended September 30, 2002 and 2003, respectively. We generated revenues of $3.4 million and $5.6 million for the three months ended September 30, 2002 and 2003, respectively. Under this agreement, we were required to pay marketing fees to eBay of $16.0 million over a two-year period. As of September 26, 2001, we had paid $9.5 million of the $16.0 million commitment and we agreed to extend the additional $6.5 million of payments through September 2003. As of September 30, 2003, the commitment has been paid in full. In accordance with EITF 01-09 "Accounting for consideration given by a vendor to a customer (including a reseller of the vendor's products)," $0.5 million of these fees were offset against each quarter's revenue, which represented the excess over the fair value of the benefit received, during each of the three quarters in the nine month period ended September 30, 2003.

In 2001 and 2002, we sold to eBay, and eBay leased back to us, certain computer equipment utilized to provide image management services to eBay and other customers. The purchase price for the equipment was approximately $5.3 million. The transactions resulted in no gain or loss to iPIX. Pursuant to lease schedules covering this equipment, we would have paid eBay annual lease payments of approximately $0.3 million, $0.8 million and $0.1 million in the duration of 2003, 2004 and 2005, respectively. In the nine months ended September 30, 2003, we paid eBay $1.5 million pursuant to these lease schedules. As part of Amendment No. 3 to our agreement with eBay, eBay agreed to exchange the equipment underlying these leases as final payment after we satisfactorily perform certain transition services, which occurred in October 2003. Such transactions will be reflected in the financial statements for the quarter and year ending December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report filed on Form 10-K and Form 10-K/A. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

OVERVIEW

We are focused on three businesses providing:

       (1) outsourced imaging services to facilitate online transactions in the auction, classifieds and real estate markets ("Transaction Services");

       (2)    immersive  still imaging and movie  solutions for the real estate,
              travel  and  visual   documentation   markets   ("Immersive  still
              solutions"); and

       (3) 180-degree and 360-degree video surveillance for the security and observation markets ("Immersive video solutions").

Our Transaction Services' products and services include the capture, processing, management and distribution of images and related data. Revenues from online auctions and classifieds are primarily transaction based. Historically, our transaction services involved designing, building and managing an image management infrastructure as well as leasing space from co-location facilities with access to telecommunications bandwidth. During the quarter ending December 31, 2003, we are transitioning our transaction services to managed care services from state-of-the-art co-location facilities with access to telecommunications bandwidth. Payments for managed care services are primarily fixed and accordingly the margins from transaction services will be highly dependent upon our level of utilization of the services purchased.

Substantially all of our recurring revenue has been derived from transaction fees generated by our Rimfire service. In particular, eBay and Homestore are our largest Rimfire customers. eBay represented approximately 85% of our total revenue and approximately 95% of Rimfire services revenue for the nine months ended September 30, 2003 and 84% of total revenue and 96% of Rimfire service revenue for the third quarter of 2003. eBay represented approximately 54% of our total revenue for the nine months ended September 30, 2002 and 57% of total revenue for the third quarter of 2002. Homestore represented approximately 19% of total revenue and 17% of Rimfire service revenue for the first nine months of 2002 and 16% of total revenue and 16% of Rimfire service revenue for the three months ended September 30, 2002, but less than 10% of total revenue and Rimfire service revenue for the three months and nine months ended September 30, 2003.

On June 27, 2003, we signed an amended license agreement with eBay. Under the terms of Amendment No. 3, eBay will pay us $8.0 million and other consideration based on certain service and licensing options granted to eBay for a perpetual, non-exclusive license to the our Rimfire Imaging technology. eBay paid us $3.0 million in the quarter ended June 30, 2003 upon the execution of Amendment No. 3, as required. The $3.0 million is included in deferred revenue at September 30, 2003 because certain obligations associated with the license and services agreed to in the amendment had not been delivered at that date. eBay elected to extend the Visual Content Serives Agreement to October 31, 2003. The remaining $5.0 million due under Amendment No. 3 was collected in October 2003 and substantially all remaining service delivery and other obligations were completed in October 2003.

Transaction fees from eBay have been a significant percentage of our total revenue through September 30, 2003. eBay requested us to extend our services through October 31, 2003. As a result, other than completing substantially all of the final deliveries under Amendment No. 3 in October 2003, we do not expect to provide any services to eBay after October 31, 2003, which will have a material adverse effect on our business, financial position, results of operations and cash flows. We continue to diversify and add additional Transaction Services customers and are currently targeting image management for publications, online and off line classified advertising and other business opportunities. If we fail to add significant customers and increase revenues in this segment of our business, our results of operations and cash flows could be adversely affected.

Our immersive technology primarily generates revenues in two ways: licenses of software and re-sale of camera equipment. We utilize iPIX keys to license our immersive still technology to capture and save a single immersive image. We also offer time-based seat or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year. Our immersive video technology, which may be off-line or online, may be purchased on a per-unit basis or a per-year license. We sell our immersive products and services primarily into the real estate, security and observation and visual documentation markets. The cost of sales for our licenses is low in proportion to the related revenue. The cost of sales for the sale of camera equipment has generally been 50% to 75% of related revenues. We continue to develop our immersive imaging business for the security and observation market. If we fail to add significant customers and increase revenues in these segments of our business, our results of operations and cash flows could be adversely affected. In addition, if our third-party suppliers are not able to deliver high quality components to us in a timely manner, our business, results of operations and cash flows could be adversely affected.

In the third quarter of 2002, we entered into license, distribution and trademark agreements with Soroof International, a Saudi Arabia-based corporation ("Soroof"). Under the agreements, Soroof is the exclusive distributor for iPIX immersive still products, including the iPIX GPS Mapping System, outside of North America and Asia through its newly established entity, iPIX International ("iPIX-I"). iPIX-I represented approximately 18% and 6% of Immersive revenue for the third quarter of 2002 and 2003, respectively, and 7% and 14% of Immersive stills revenue for the nine months ended September 30, 2002 and 2003, respectively. Homestore represented approximately 16% and 19% of Immersive stills revenue for the third quarter of 2002 and 2003, respectively, and 23% and 20% of Immersive stills revenue for the nine months ended September 30, 2002 and 2003, respectively.

CRITICAL ACCOUNTING POLICIES

Financial Reporting Release 60 issued by the Securities and Exchange Commission ("SEC") requires all registrants to discuss critical accounting policies or methods used in the preparation of the financial statements. The notes to the consolidated financial statements included in our Annual Report filed on Form 10-K and Form 10-K/A include a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. Further, we have made a number of estimates and assumptions that affect reported amounts of assets, liabilities, revenues and expenses and actual results may differ from those estimates. Those areas that require the greatest degree of management judgment include revenue recognition, adequacy of the allowance for doubtful accounts, goodwill and significant accruals.

We believe that full consideration has been given to all relevant circumstances that we may be subject to, and our financial statements accurately reflect management's best estimate of the results of operations, financial position and cash flows for the periods presented. We believe the following represent our critical accounting policies:

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, "Software Revenue Recognition," and SAB 101, "Revenue Recognition in Financial Statements." Transaction revenues are recognized as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed or determinable and collection of the resulting receivable was reasonably assured. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is reasonably assured. As there are significant continuing undelivered obligations under the Amendment No. 3 to the Visual Content Services Agreement with eBay, we have deferred all license revenue under the amendment at June 30 and September 30, 2003.

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

Goodwill

Under United States generally accepted accounting principles, we evaluate goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. In assessing the recoverability of our goodwill, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. These estimates include forecasted revenues and operating expenses, which are inherently difficult to predict. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets. We believe that the accounting estimate related to goodwill is a "critical accounting estimate" because it requires us to make assumptions about fair values and the impact of recognizing an impairment could be material to our financial position, as well as our results of operations. Our assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values. On June 27, 2003, our agreement with eBay was amended. eBay is the largest customer of the technology represented by our goodwill. Due to Amendment No. 3 of our agreement with eBay, we preformed an impairment analysis of goodwill at September 30, 2003 and no impairment existed. In the quarter ending December 31, 2003, we collected the final amounts due under the amended agreement with eBay and may have incurred a significant impairment of our goodwill. Our goodwill impairment may be reflected in our financial statements for the quarter and year ending December 31, 2003.

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

RESTRUCTURING ACTIONS

During the nine months ended September 30, 2003, the following payments were made against our restructuring accrual:


                                                                         Balance at                           Balance at
                                                                        December 31, Expense in  Payments in September 30,
         (In thousands)                                                     2002        2003        2003         2003
                                                                        ------------ ----------  ----------- -------------

Restructuring provisions:
   Severance..........................................................   $     500     $  --        $  500      $   --
   Lease obligations..................................................         549        --           231         318
                                                                         ---------     ------       -------     -------
Total.................................................................   $   1,049     $  --        $  731      $  318
                                                                         =========     ======       =======     =======

RESULTS OF OPERATIONS

The following presents, for the periods indicated the percent relationship to total revenues of items in our statements of operations.

                                                                              Three months ended        Nine months ended
                                                                                 September 30,            September 30,
                                                                                2002        2003         2002        2003
                                                                              -------      ------       ------      ------
Revenue:
      Transaction services..............................................        70.7%        87.7%       70.2%       89.3%
      Immersive still solutions.........................................        29.3         10.1        29.8         9.5
      Immersive video solutions.........................................          --          2.2          --         1.2
                                                                               ------       ------      ------      ------
   Total revenue........................................................       100.0        100.0       100.0       100.0
                                                                               ------       ------      ------      ------

Cost of revenue:
      Transaction services..............................................        29.0         28.3        31.6        27.7
      Immersive still solutions.........................................         9.3          6.1         8.3         5.3
      Immersive video solutions.........................................          --          1.1          --         0.8
                                                                                ----         ----        ----        ----
   Total cost of revenue................................................        38.3         35.5        39.9        33.8
                                                                                ----         ----        ----        ----
   Gross profit.........................................................        61.7         64.5        60.1        66.2
                                                                                ----         ----        ----        ----

Operating expenses:
      Sales and marketing...............................................        31.4         28.7        36.7        29.2
      Research and development..........................................        19.6         18.1        22.3        18.5
      General and administrative........................................        10.4         15.1        14.6        13.6
      Restructuring.....................................................        11.5           --         4.1          --
                                                                                ----         ----        ----        ----
   Total operating expenses.............................................        72.9         61.9        77.7        61.3
                                                                                ----         ----        ----        ----

Income (loss) from operations...........................................       (11.2)         2.6       (17.6)        4.9
Interest income (expense) and other.....................................        20.8         (0.3)        7.8        (0.5)
                                                                               ------        -----      -------      -----
Net income .............................................................         9.6%         2.3%       (9.8)%       4.4%
                                                                               ======        =====      =======      =====

Quarter Ended September 30, 2002 Compared to the Quarter Ended September 30, 2003

                                                                                   Three months ended
                                                                                      September 30,
                                                                                  --------------------
                                                                                                                   Percent
                             (Dollars in thousands)                                  2002      2003   Difference   Change
                                                                                  --------- --------  ----------   -------
Revenue:
      Transaction services.....................................................   $   4,242 $  5,811  $   1,569      37%
      Immersive still solutions................................................       1,753      666     (1,087)    (62)
      Immersive video solutions................................................          --      146        146     100
                                                                                  --------- --------  ----------
   Total revenue...............................................................       5,995    6,623        628      10
                                                                                  --------- --------  ----------
Cost of revenue:
      Transaction services.....................................................       1,738    1,876        138       8
      Immersive still solutions................................................         561      400       (161)    (29)
      Immersive video solutions................................................          --       75         75     100
                                                                                  --------- --------  ----------
   Total cost of revenue.......................................................       2,299    2,351        (52)     (2)
                                                                                  --------- --------  ----------
   Gross profit................................................................       3,696    4,272        576      16
                                                                                  --------- --------  ----------
Operating expenses:
      Sales and marketing......................................................       1,881    1,899         18       1
      Research and development.................................................       1,175    1,198         23       2
      General and administrative...............................................         621    1,001        380      61
      Restructuring............................................................         687       --       (687)   (100)
                                                                                  --------- --------  ----------
   Total operating expenses....................................................       4,364    4,098       (266)     (6)
                                                                                  --------- --------  ----------
Income (loss) from operations..................................................        (668)     174        842     126
Patent infringement award......................................................       1,000       --     (1,000)   (100)
Interest income (expense) and other............................................         244      (20)      (264)   (108)
                                                                                  --------- --------  ----------

Net income.....................................................................   $     576 $    154  $    (422)    (73)%
                                                                                  ========= ========  ==========

Revenue. Total revenue increased $0.6 million in the quarter ended September 30, 2003 over the quarter ended September 30, 2002 due to increased volumes of images processed by Rimfire ($1.6 million), primarily related to on-line auctions, partially offset by lower sales volumes of primarily immersive keys and kits ($1.1 million). During 2002, we reduced our sales and marketing efforts related to the sale of immersive kits and keys, which resulted in lower revenues in order to increase operating margins related to these products. A portion of this decrease is attributable to our sale of our international immersive imaging operations to iPIX-I in the third quarter of 2002. In addition, in the quarter ended September 30, 2003, we had $0.1 million of sales from our new immersive video products.

Cost of Revenue. Cost of revenue consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in an iPIX kit. Cost of revenue remained at substantially the same dollar level, but as a percentage of total revenues decreased to 36% in the quarter ended September 30, 2003 from 38% in the quarter ended September 30, 2002. Cost of revenue as a percent of revenue declined in 2003 primarily due to operational efficiencies and economies of scale associated with the processing of transactions.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses remained at substantially the same dollar level in the quarter ended September 30, 2003 and the quarter ended September 30, 2002, but as a percentage of total revenues decreased to 29% in the quarter ended September 30, 2003 from 31% in the quarter ended September 30, 2002. Sales and marketing expenses as a percent of revenue declined in 2003 primarily due to operational efficiencies and the growth in transaction revenues from existing customers.

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses were essentially at the same dollar levels in the quarter ended September 30, 2003 and the quarter ended September 30, 2002, but as a percentage of total revenues decreased to 18% in the quarter ended September 30, 2003 from 20% in the quarter ended September 30, 2002. Research and development expenses as a percent of revenue declined in 2003 primarily due to operational efficiencies and cost controls.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services and other costs associated with being a public company. General and administrative expenses were $0.4 million more in the quarter ended September 30, 2003 over the quarter ended September 30, 2002 primarily because in 2002 we collected $0.3 million from previously reserved receivables and $0.1 million in court costs were refunded to us as part of the conclusion of legal actions in the third quarter of 2002. When taking into account these two reductions to general and administrative expenses in 2002, the other expenses in this area were substantially at the same dollar level in both years.

Restructuring. Restructuring expenses in the quarter ended September 30, 2002 consisted primarily of termination payments for abandoned office facilities. There were no restructuring expenses in 2003.

Patent infringement award. Patent infringement award of $1.0 million in the quarter ended September 30, 2002, is due to the collection of a previously awarded court judgment for which all legal remedies for appeal have been exhausted.

Interest Income (Expense). Interest income generally consists of interest earned on cash and investments. Interest expense generally consists of interest charges from capitalized lease obligations. Interest expense was $20 thousand in the quarter ended September 30, 2003, compared to interest income of $0.2 million in the quarter ended September 30, 2002. The difference was primarily due to interest earned on the patent infringement award.


Nine Months Ended September 30, 2002 Compared to the Nine Months Ended September 30, 2003

                                                                               Nine months ended
                                                                                 September 30,
                                                                            ---------------------                  Percent
                         (Dollars in thousands)                                2002         2003     Difference    Change
                                                                            ----------   --------    ----------    -------

Revenue:
         Transaction services..........................................     $  11,619    $  17,471   $   5,852         50%
         Immersive still solutions.....................................         4,931        1,858      (3,073)       (62)
         Immersive video solutions.....................................            --          237         237        100
                                                                            ---------    ---------   ----------
      Total revenue....................................................        16,550       19,566       3,016         18
                                                                            ---------    ---------   ----------

Cost of revenue:
         Transaction services..........................................         5,238        5,426         188          4
         Immersive still solutions.....................................         1,372        1,025        (347)       (25)
         Immersive video solutions.....................................            --          161         161        100
                                                                            ---------    ---------   ----------
      Total cost of revenue............................................         6,610        6,612           2         (0)
                                                                            ---------    ---------   ----------
      Gross profit.....................................................         9,940       12,954       3,014         30
                                                                            ---------    ---------   ----------

Operating expenses:
   Sales and marketing.................................................         6,074        5,704        (370)        (6)
   Research and development............................................         3,686        3,626         (60)        (2)
   General and administrative..........................................         2,418        2,664         246         10
   Restructuring.......................................................           687           --        (687)      (100)
                                                                            ---------    ---------   ----------

      Total operating expenses.........................................        12,865       11,994        (871)        (7)
                                                                            ---------    ---------   ----------

Income (loss) from operations..........................................        (2,925)         960       3,885        133
Patent infringement award..............................................         1,000           --      (1,000)      (100)
Interest income (expense) and other....................................           297         (103)       (400)      (135)
                                                                            ---------    ---------   ----------

Net Income (loss)......................................................     $  (1,628)   $     857   $   2,485        153%
                                                                            =========    =========   ==========


Revenue. Total revenue increased $3.0 million in the nine months ended September 30, 2003 over the nine months ended September 30, 2002 due to increased volumes of images processed by Rimfire ($5.9 million), primarily related to on-line auctions, partially offset by lower sales volumes of primarily immersive keys and kits ($3.1 million). During 2002, we reduced our sales and marketing efforts related to the sale of immersive kits and keys, which resulted in lower revenues in order to increase operating margins related to these products. A portion of this decrease is attributable to our sale of our international immersive imaging operations to iPIX-I in the third quarter of 2002. In addition, in the nine months ended September 30, 2003, we had $0.2 million of sales from our new immersive video products.

Cost of Revenue. Cost of revenue consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in an iPIX kit. Cost of revenue remained at substantially the same dollar level, but as a percentage of total revenues decreased to 34% in the nine months ended September 30, 2003 from 40% in the nine months ended September 30, 2002. Cost of revenue as a percent of revenue declined in 2003 primarily due to operational efficiencies and economies of scale associated with the processing of transactions.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased $0.4 million in the nine months ended September 30, 2003 over the nine months ended September 30, 2002, primarily due to our decision to shift resources from international sales personnel costs in 2002 to more domestic sales personnel in 2003. As a percentage of total revenues, sales and marketing expenses decreased to 29% in the nine months ended September 30, 2003 from 37% in the nine months ended September 30, 2002. Sales and marketing expenses as a percent of revenue declined in 2003 primarily due to reduced spending, operational efficiencies and the growth in transaction revenues from existing customers.

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses were essentially at the same dollar levels in the nine months ended September 30, 2003 and the nine months ended September 30, 2002, but as a percentage of total revenues decreased to 19% in the nine months ended September 30, 2003 from 22% in the nine months ended September 30, 2002. Research and development expenses as a percent of revenue declined in 2003 primarily due to operational efficiencies and cost controls.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, bad debt expenses and other costs associated with being a public company. General and administrative expenses were $0.2 million more in the nine months ended September 30, 2003 over the nine months ended September 30, 2002. In the nine months ended September 30, 2002, $0.3 million was collected from previously reserved receivables and $0.1 million was collected as a refund of previously paid court costs. These collections were recognized as reductions in general and administrative expenses in the nine months ended September 30, 2002. These reductions were offset in 2003 by a $0.2 million increase in personnel and related costs.

Restructuring.  Restructuring  expenses in the nine months ended  September  30,
2002  consisted   primarily  of  termination   payments  for  abandoned   office
facilities. There were no restructuring expenses in 2003.

Patent infringement award. Patent infringement award of $1.0 million in the nine months ended September 30, 2002, is due to the collection of a previously awarded court judgment for which all legal remedies for appeal have been exhausted.

Interest Income (Expense). Interest income generally consists of interest earned on cash and investments. Interest expense generally consists of interest charges from capitalized lease obligations. Interest expense was $0.1 million in the nine months ended September 30, 2003, compared to interest income of $0.3 million in the quarter ended September 30, 2002. The difference was primarily due to interest earned on the patent infringement award.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At September 30, 2003, we had $10.2 million of cash, cash equivalents and short term investments, of which $1.4 million was restricted.

                       Summary Consolidated Cash Flow Data

                                                                          Three months ended           Nine months ended
                                                                             September 30,               September 30,
                                                                        ----------------------     -------------------------
                         (In thousands)                                   2002          2003          2002          2003
                                                                        ----------    --------     -----------    ----------

Net cash provided by (used in) operating activities...............      $   1,106     $    417     $   (2,768)    $  7,172
Net cash used in investing activities.............................            (84)         (75)        (4,658)        (883)
Net cash provided by (used in) financing activities...............            681         (185)         2,706         (476)
Effect of exchange rate changes on cash...........................            (12)          (1)           (33)           3
                                                                        ----------    --------     -----------    ----------

Net increase (decrease) in cash and cash equivalents..............          1,691          156         (4,753)       5,816
Cash and cash equivalents, beginning of period....................          4,659        8,680         11,103        3,020
                                                                        ----------    --------     -----------    ----------

Cash and cash equivalents, end of period..........................      $   6,350     $  8,836     $    6,350     $  8,836
                                                                        ==========    ========     ===========    ==========


Cash flows from operating activities in the third quarter of 2002, reflects $1.4 million from the patent infringement award. After excluding the award proceeds, cash flow from operations improved $0.7 million in the third quarter of 2003 over 2002 primarily as a result of a $0.6 million increase in revenues.

Net cash used in investing activities in the third quarter of 2003 and 2002 was primarily related to the acquisition of computer software and hardware. We do not currently expect any significant acquisitions of computer hardware and software throughout the remainder of 2003.

Net cash provided by financing activities in the third quarter of 2003 was primarily related to $0.6 million of payments made on capital lease obligations, net of $0.4 million of proceeds from the exercise of stock options. Net cash provided by financing activities in the third quarter of 2002 was primarily related to proceeds from new capital lease obligations.

Cash flows from operating activities increased $9.9 million in the first nine months of 2003 compared to the same period in 2002. The primary reasons for the improvement were the following:

o In 2003, our net income was $0.9 million, compared to a net loss of $1.6 million the first nine months of 2002 (a $2.5 million increase).

o Our net loss for the nine months ended September 30, 2002 included non-cash amortization of deferred revenues of $1.6 million, whereas net income for the nine months ended September 30, 2003 included no material amortization of deferred revenues, but does include $3.0 million of deferred revenue collected in June 2003 (a $4.6 million increase).

o During the first nine months of 2002, receivables increased $0.8 million, while in the same period of 2003, receivables decreased $1.3 million. The decrease in 2003 was primarily related to the timing of collections in early 2003 (a $2.1 million increase).

Net cash used in investing activities in the first nine months of 2003 and 2002 was primarily related to the acquisition of computer software and hardware and the purchase of short-term investments of $1.4 million in the first nine months of 2002.

Net cash used in financing activities in the first nine months of 2003 was primarily related to $1.9 million of payments made on capital lease obligations, net of $1.4 million of proceeds from the exercise of stock options. Net cash provided by financing activities in the first nine months of 2002 was primarily related to proceeds from new capital lease obligations.

The table below shows our contractual obligations as of September 30, 2003:

                               (In thousands)                                              Payments Due by Period
                                                                             ----------------------------------------------
                                                                                      Remainder  2004 &   2006 &
                                                                               Total   of 2003    2005     2007  After 2007
                                                                             -------  ---------  -------  ------ ----------
Capital leases...........................................................    $1,968    $ 1,360   $   608   $  --     $ --
Operating leases.........................................................     5,908        809     4,264     771       64
                                                                             ------    -------   -------   -----     ----
Total....................................................................    $7,876    $ 2,169   $ 4,872   $ 771     $ 64
                                                                             ======    =======   =======   =====     ====

On June 27, 2003, we signed an amended license agreement with eBay. Our Visual Content Services Agreement with eBay expired on October 31, 2003. Under the terms of Amendment No. 3, eBay will pay us $8.0 million and other consideration based on certain service and licensing options granted to eBay for a perpetual, non-exclusive license to the our Rimfire Imaging technology. eBay paid us $3.0 million in the quarter ended June 30, 2003 upon the execution of Amendment No. 3, as required. The $3.0 million is included in deferred revenue at September 30, 2003 because certain obligations associated with the license and services agreed to in the amendment had not been delivered at that date. The remaining $5.0 million due under Amendment No. 3 was collected in October 2003 and substantially all remaining service delivery and other obligations were completed in October 2003.

Transaction fees from eBay have been a significant percentage of our total revenue through September 30, 2003. eBay has not requested us to extend our services after October 31, 2003. As a result, other than completing the final deliveries under Amendment No. 3 in October 2003, we do not expect to provide any services to eBay after October 31, 2003, which will have a material adverse effect on our business, financial position, results of operations and cash flows.

We finished the third quarter of 2003 with approximately $10.2 million in cash, cash equivalents and short-term investments of which $1.4 million was restricted cash. Our use, or generation, of cash will be largely influenced by revenues from our major customers. Depending upon our growth in revenues from new and existing customers and our ability to control or affect reductions in costs, we are not expecting to, but may require additional equity or debt financing to meet future working capital or capital expenditure needs for the next 12 months. There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to us.

Management's focus is to manage our cash requirements and focus our operations on revenue generation and controlled spending. Our long-term strategy remains unchanged. We will continue to invest in research and development for Rimfire and our immersive video products and will invest in the expansion of the offline publications and online classified advertising businesses and in the development of new security and observation products and services.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21"). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted this standard in the quarter ended September 30, 2003 and the adoption did not have a material effect on our financial statements.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for VIEs created after February 1, 2003 and is effective for all other VIEs in the first reporting period ending after December 31, 2003. The adoption of FIN 46 is not expected to have a significant effect on our financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, "Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("FAS 150"). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. FAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. In October 2003, FASB delayed the implementation of FAS 150. When effective, it is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of FAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. While the effective date of certain elements of FAS 150 has been deferred, the adoption of FAS 150, when finalized, is not expected to have a material impact on our financial position, results of operations or cash flows.

INFLATION

Inflation has not had a significant impact on our operations to date.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2003, we had $10.2 million of cash, cash equivalents, restricted cash and short-term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we concluded that we do not have material market risk exposure.

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

In June 2003, we filed a lawsuit against Ford Oxaal and Minds-Eye-View, Inc. in the United States District Court for the Eastern District of Tennessee alleging patent infringement of certain patents and other causes of action. The defendants in the lawsuit have filed counterclaims against the Company in their response to our action. The litigation is in the pre trial motion stage at the current time.

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

a) Exhibits

   Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

   Exhibit 32 Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

b) Reports On Form 8-K

A Form 8-K was filed on August 14, 2003, under Item 12, furnishing the Company's press release for the Company's second quarter 2003 financial results.



                          INTERNET PICTURES CORPORATION
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 13, 2003             INTERNET PICTURES CORPORATION
                                    (Registrant)


                                    /s/ Paul Farmer
                                    ----------------------------
                                    Paul Farmer
                                    Authorized Officer
                                    Chief Financial Officer and
                                    Chief Accounting Officer

                          INTERNET PICTURES CORPORATION
                         INDEX TO EXHIBITS FOR FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2003


               EXHIBIT NO.         EXHIBIT DESCRIPTION
               -----------         -------------------





               Exhibit 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               Exhibit 32 Certification pursuant 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

                                                                   Exhibit 31.1
                          INTERNET PICTURES CORPORATION
                           SECTION 302 CERTIFICATIONS
                               (QUARTERLY REPORT)
                                 CERTIFICATIONS

I, Donald Strickland, the President and Chief Executive Officer of Internet Pictures Corporation, certify that:


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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:


      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


      c)   disclosed  in this  report  any change in the  registrant's  internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


      a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.




Date November 13, 2003


/s/ Donald Strickland
------------------------------
Donald Strickland
President and Chief Executive Officer

                                                                   Exhibit 31.2

                          INTERNET PICTURES CORPORATION
                           SECTION 302 CERTIFICATIONS
                               (QUARTERLY REPORT)
                                 CERTIFICATIONS

I, Paul Farmer, Chief Financial Officer of Internet Pictures Corporation, certify that:


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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:


      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;


      b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and


      c)   disclosed  in this  report  any change in the  registrant's  internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


      a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.





Date November 13, 2003
/s/ Paul Farmer
--------------------------
Paul Farmer
Chief Financial Officer

                                   Exhibit 32

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Quarterly Report of Internet Pictures Corporation (collectively, the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Donald Strickland and Paul Farmer, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.




/s/ Donald Strickland
--------------------------
Donald Strickland
Chief Executive Officer
November 13, 2003



/s/ Paul Farmer
---------------------------
Paul Farmer
Chief Financial Officer
November 13, 2003



A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.