Form 10-K
period 2003-12-31
IPIX CORP
filed 2004-03-30
CIK 1088022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 00-26363

IPIX CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	52-2213841

State or other jurisdiction	(IRS Employer
incorporation or organization	Identification No.)

3160 Crow Canyon Road, San Ramon, California 94583

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (925) 242-4002

_________________

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

Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2003 was $31,427,076 (based on the last sale price of $4.25).

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of March 10, 2004 was 8,986,923. On August 22, 2001 our stockholders approved a ten-for-one reverse stock split. All share and per share data is presented to give effect to the retroactive application of the reverse stock split.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held on or about May 4, 2004, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report on Form 10-K. Such Proxy Statement, except for the portions thereof which are specifically incorporated herein by reference, shall not be deemed “filed” for purposes of this report on Form 10-K.

PART I
IPIX SECURITY
IPIX AD TECHNOLOGIES
IPIX INFOMEDIA
PART II
SIGNATURES
POWER OF ATTORNEY
REPORT OF INDEPENDENT AUDITORS
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Ex-14.1 Code of Ethics for CEO & SFO's
Ex-14.2 Code of Business Conduct and Ethics
Ex-23.1 Consent of PricewaterhouseCoopers LLp
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO & CFO

PART I

Item 1. Business.

SOURCE OF CERTAIN STATISTICAL AND OTHER INFORMATION

This annual report on Form 10-K includes certain statistical and other data with respect to us, our products and services and industries, derived from public available reports and other publications referenced in this annual report. These organizations generally use methodology and conventions that they deem appropriate to measure companies within the relevant industry segment and to measure industry size. These organizations generally indicate that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy of completeness of such information. While we believe this information to be reliable, we have not independently verified such data.

OVERVIEW

IPIX Corporation, formally Internet Pictures Corporation, is a leading provider of technology solutions enabling public and private enterprises to use visual data efficiently. We combine our experience, people, technology, processes and partnerships to deliver an extensive range of visual data solutions worldwide. Our services and technologies provide our customers with the opportunity to increase revenues, improve customer satisfaction and enhance security for the protection of life and property. Our patented immersive imaging technology is used to provide an unparalleled view of the world. Government and commercial enterprises and others around the world are finding new ways to use our products for video security, situational awareness, visual documentation and on-line marketing. Our Rimfire technology is used by publishers to dramatically improve the effectiveness of directional advertising in both traditional publishing such as yellow pages and newspaper classifieds ads. It is also used by on-line publishers such as real-estate and automobile resale aggregators.

Substantially all of our recurring revenue has been derived from transaction fees generated by our Rimfire service. In 2003, we received 87% of our total revenue from eBay pursuant to a visual content services agreement. We amended our agreement with eBay in June 2003 and received a one-time license fee of $8.0 million for our Rimfire technology and other services. We no longer provide any products or services to eBay as of November 1, 2003, and we will not receive any further revenue from eBay pursuant to these agreements.

In 2003, our organization moved from being technology focused (Immersive Video Solutions, Transaction Services and Immersive Still Solutions) to being market focused in order to better serve the needs of our customers. We are now organized into three business units: IPIX Security, IPIX Ad Technologies and IPIX InfoMedia, respectively.

•	IPIX Security provides security and surveillance products and services for commercial and governmental customers.

•	IPIX Ad Technologies focuses on the sale of complete solutions to customers who rely on visual data to create effective directional advertising such as publishers of newspaper classifieds, yellow page directories, on-line auctions, real estate and autos classifieds.

•	IPIX InfoMedia focuses on the sale of immersive still technology licenses for the on-line real estate, travel and hospitality and visual documentation markets.

Each of our business units is discussed below in detail.

IPIX SECURITY

Prior to the terrorist attacks of September 11, 2001, the size of the global security market was estimated by the J.P. Freeman 2000 Report on Security Industry to be over $100 billion in sales annually across all segments of the security industry. Within the security market, the U.S. accounts for approximately 44% of the global market, of which video surveillance is the fastest growing market segment.

We believe IPIX Security is well positioned to address the video surveillance segment of the security industry. We offer new and innovative digital cameras that are highly attractive to end-users because our cameras are simple to operate, reduce the number of conventional cameras that are required to provide adequate coverage thereby reducing installation labor and material costs.

THE SECURITY SOLUTION

IPIX Security, using our core immersive technology, brings to market an innovative development in security and surveillance imaging that provides an expansive view of live and archival video from a single camera. By using a single fisheye lens, we are able to capture a Full-360 degree field of view from a video camera, then de-warp the fisheye video image using patented technology and compensate for distortion errors that are inherent in fisheye images and present the image in a manner that looks like a traditional image and can be easily understood by the viewer. The resulting image can be viewed in any direction, up-down, left-right and horizon to horizon. The viewer can easily navigate the image by moving a cursor inside the image or using our navigation controls.

We have developed a new generation and category of high resolution digital video cameras that use our patented technology for use by security professionals in commercial and government security applications.

Our core immersive technology has been successfully productized into a new category of digital, high resolution, network camera systems that provide continuous situational awareness by being able to:

•	see in all directions simultaneously with no blind spots;

•	provide alarms based on motion detection that is built into the camera;

•	allow viewers to roam within live or recorded video using pan-tilt-zoom with no moving parts;

•	provide recording and playback capability; and

•	scale easily.

IPIX Security will launch its new product portfolio of Full-360 digital cameras on March 31, 2004 at ISC EXPO West in Las Vegas. The new product portfolio consists of three camera product lines with various configurations within each product line. The product lines include: CommandView, CommandView360 and InSight camera systems. The core camera electronics and fisheye lens optics have been designed to be used across the entire product line to enable economies of scale to be reached quickly in manufacturing. The camera systems will be offered in ceiling, wall and pole mount configurations with several mounting options available for each configuration.

IPIX CommandView

The CommandView camera consists of a two mega-pixel sensor, a digital signal processor (DSP) module and a power distribution and communication module. CommandView utilizes our fisheye lens that has been optimized for the image sensor in the camera subassembly, and bundles one licensed copy of the Milestone Security Management System Software with the our viewing software to provide a high value, highly attractive video surveillance product offering to the security market. CommandView comes in two configurations: wall-mount or ceiling-mount.

A typical high-speed dome camera relies upon a mechanical pan-tilt-zoom table to steer it to where it needs to be pointed and to monitor the area of concern. Control of where such a camera is pointed can be performed either by using presets that are tied to specific alarm points or manually by an operator who controls where the camera is pointed. One person could cause a diversion by tripping an alarm that causes a typical camera to rotate in that direction to ‘see’ what is causing the alarm, while a second person commits an actual ‘crime’ or incident in the blind spot of the mechanical camera.

For the first time, IPIX Security offers the security professional a camera system that cannot be defeated by co-conspirators that cause a diversion in one direction while the real threat or incident occurs in the opposite direction. The uses and applications of CommandView are virtually limitless because unlike the cameras it replaces, CommandView provides complete and continuous situational awareness. It cannot be fooled into looking in one direction and not another. CommandView sees everything at the same time and monitors everything in its area of concern with no blind spots.

IPIX CommandView360

CommandView360 further leverages our investment made into video camera and lens technologies. It uses the CommandView camera subassembly, our same fisheye lens and our same patented viewing software. CommandView360 utilizes two camera subassemblies mounted back-to-back and one fisheye lens on each camera to provide Full-360 degree coverage of the area of concern. Full-360 means it is monitoring in both the horizontal and vertical dimensions at the same time. This innovative camera system allows the user to view live and recorded video at user definable frame rates and compression settings to conserve bandwidth requirements.

The dual-lens, fixed spherical optical system integrates an optional off-the-shelf third party mechanical pan-tilt-zoom camera that has an optical zoom capability for long range target identification and tracking. Operation of the CommandView360 with the mechanical pan-tilt-zoom camera is simple and efficient and allows the operator to get on target quicker by using the ‘Assisted Cue and Zoom’ feature of the CommandView360. Targets of interest are seen through the spherical view of the CommandView360 and the operator simply ‘mouse-clicks’ on a target of interest in the viewer screen.

The CommandView360 software performs a mathematical calculation and sends the coordinates of the pixel that the operator ‘mouse-clicked’ on to the mechanical pan-tilt-zoom camera as positioning commands. The mechanical pan-tilt-zoom camera moves to the correct position to ‘capture’ the target and the operator then zooms in for close-up monitoring. Without the ‘Assisted Cue and Zoom’ feature offered by CommandView360, an operator using just a mechanical pan-tilt-zoom camera would have a very difficult time finding a target that could be anywhere in three-dimensional space either above, below, to the right, to the left or behind the current direction that a typical camera could be pointing.

Designed to provide the highest level of reliable operation for continuous situational awareness, the CommandView360 is rugged in construction and small in size making it ideal for fixed, outdoor installations where it is desirable to protect critical infrastructure and key assets such as ports, harbors, waterways, dams, power stations, airports and national icons against threats that could come from any direction on land, sea or air. Early prototype versions of the CommandView360 were first used in the fourth quarter of 2003 as part of our Beta Test and Evaluation Program. Participants in this program include TVA, Oak Ridge National Laboratories, Los Alamos National laboratory, Cumberland Gap Tunnel, Tennessee State Capitol, Boeing, Digital Force Technology, Cisco, Electronics Warfare Associates and SAIC.

IPIX InSight

We also have a family of surveillance cameras that take advantage of the high resolution and video frame rates in the CommandView platform. InSight is our entry level digital camera system using the camera subassembly that forms the foundation of our entire product portfolio.

The two mega-pixel InSight camera:

•	can be fitted with a standard 1/2 inch CS mount commercial-off-the-shelf lens that provides a field-of-view in accordance with the user’s requirements;

•	is capable of generating high quality, high resolution images at full motion frame rates that range from 15 frames per second to 48 frames per second, depending upon compression settings and number of users on the network;

•	can automatically send streaming video over the network in one of three video streaming protocols; HTTP, RTP and RTSP and

•	is offered in two configurations: ceiling-mount and wall-mount.

In the ceiling-mount configuration, the user may select a fixed or a directional camera mount. The directional mount allows the user to swivel the camera to adjust the direction in which the camera is pointed. The InSight camera may be mounted in a parapet or rampart enclosure for outdoor use. The InSight camera fills a void that currently exists in the security video surveillance market for a fixed, high resolution (1.0+ mega-pixel image), network camera that is capable of delivering video at full-motion frame rates.

IPIX XProtect Security Management Software

High-end users of security products need to efficiently manage, store and retrieve their image streams. To meet this need IPIX Security has entered into a strategic relationship with Milestone Systems A/S, a security management software company located in Denmark. Milestone is a leader in network video recorder software and is an enabling technology for our new digital camera product line. Milestone has integrated their XProtect Security Management Software with our products. The Milestone XProtect software provides a user friendly interface to a network camera that allows the user to build, manage and control a network of digital cameras and record and playback the video outputs of each camera on the network. Users can digitally pan-tilt-zoom within the scene on both live and recorded video. Milestone software is easily scalable and can be used with a single camera installed at a single location, or across an entire enterprise consisting of hundreds or thousands of cameras spread around a multi-building campus, or a geographical area that is local, regional, national or global in scope. Milestone has agreed to provide its market leading software to IPIX Security for our new product line of network cameras and has agreed not to support any other companies competing in the same technology space as IPIX Security.

SECURITY MARKET

In the government security market, we are directing our marketing and sales channel development efforts on infrastructure protection related to ports, harbors, waterways, dams, conventional and nuclear power stations, utilities, airports and mass transit rail systems. In the military, we are concentrating on developing sales channels with system integrators involved in perimeter force protection, unmanned vehicles and special operations.

In the commercial security market, we are developing a network of resellers who are experts in providing IT network security solutions to commercial and government customers. In addition, we are building a network of resellers in the security system integrator community to help us penetrate the banking, industrial, institutional, health care, education, cultural and commercial building markets. We are also licensing our technology to leading digital video recorder (“DVR”), network video recorder (“NVR”) and digital camera original equipment manufacturers.

SECURITY SALES AND MARKETING

Our sales and marketing group focuses on indirect sales and direct sales. Our seven sales professionals are located across the United States, and are focused on developing new sales channels with business partners and maintaining and strengthening strategic relationships with existing partners and customers in our target markets.

Our marketing efforts focus on supporting our indirect sales channel partners with trade shows, advertising, marketing collateral materials, co-marketing programs, public relations campaigns, sales tools and training and education on our products and programs. We generate qualified sales leads that shorten the sales cycle time so new business opportunities close faster. We are committed to being responsive to our customers, providing high quality products at stable prices and including our partners’ and customers’ feedback directly into our product planning process.

Go-to Market Strategy

IPIX Security must market itself and its products directly to end-users, architects, specifying engineers, consultants and general contractors for the commercial market and to the proscribers and specifiers within the federal, state and local government. In addition, IPIX Security will sell its products through a world-wide network of indirect sales channel partners who are knowledgeable about local market conditions and requirements, have established relationships in the local security market and enable us to more quickly penetrate the market.

We believe this strategy will enable us to achieve meaningful revenues from the market while controlling our operating and support expenses and develop multiple sales and marketing channels for IPIX Security products and services including:

Indirect Sales Channel Partners

We seek to partner with established security system integrators, prime government contractors and resellers to help penetrate the commercial and governmental security and observation markets. We are also developing distribution agreements with partners in a wide range of countries that allow us to deploy our technology into regions of the world that would normally require significant time and effort for marketing and development.

Business Development and Strategic Direct Sales

In addition to our indirect sales channels, IPIX Security employs a team of seven senior sales professionals focused on new business development opportunities and strategic direct sales across our target markets. Through our professional services organization, IPIX Security seeks opportunities to obtain research and development contracts with government research organizations and prime government contractors to provide our technology and engineering services to applications involving robotics, unmanned vehicles for the military and intelligent software for object classification and tracking.

IPIX SECURITY COMPETITION

Current manufacturers of camera systems for the security and surveillance markets are substantially larger than we are and have access to significant amounts of capital. IPIX Security has several direct competitors, including: RemoteReality, Egg Systems, Sony and American Dynamics. We believe our patent protected de-warping software and our use of fisheye lens provides us an advantage over our competitors.

IPIX AD TECHNOLOGIES

In June 2003, we amended our existing agreement with eBay for use of our Rimfire Technology to power eBay Picture Services. Rimfire Technology was a key driver behind the increased adoption of photo use within eBay listings. Listings using images at the inception of the eBay agreement were 8% of total listings, this increased to over 80% of all listings in late 2003, producing material revenue for both parties. The core value and significant scale of the service had grown to make it impractical to continue as an outsourced solution, and the parties agreed to a licensing and transition agreement completed in November of 2003. We retained all current and future technology rights and expertise in the Rimfire technology.

Leveraging the success of creating visual ads for listings on eBay and other partners, we expanded the functionality of our core platform to serve the growing needs of on-line advertising in the broader advertising market of publishing. IPIX Ad Technologies (“Ad Technologies”) is focused on the “directional advertising market.” Directional advertising directs buyers to sellers when they’re ready to buy, so there is an established need. Examples include newspaper classified ads (print and on-line), yellow pages (print and on-line), paid search engines and other paid directories.

THE MARKET

The directional advertising market, long held by print publishers (newspapers and yellow pages), is a market under attack by companies such as Google, Overture and eBay, which are beginning to take significant advertising revenue from the print publishers. This fundamental shift in the directional advertising market is being driven by consumers who are increasingly moving on-line for purchases. As advertisers follow the consumer they drive the rapidly growing need for tools that allow them to effectively reach qualified leads in an increasingly complicated on-line environment.

We believe that local advertising of goods and services, which is largely comprised of small and medium enterprises (“SME”), is lagging the consumer movement, creating a gap in the supply and demand of directional advertising.

According to industry analysts such as The Kelsey Group, eMarketer and BizRate.com, the directional advertising market is estimated to be a very large market and today most of its advertising dollars are spent with traditional publishers such as newspaper classifieds and yellow page directories. Local advertising spending by private parties and small businesses is estimated to be half of market. There are over 10 million widely distributed SMEs in the U.S. today and their advertising budgets generally average six thousand dollars a year. SMEs do the majority of their business within a 50 mile radius of their location and over 70% of all SMEs do not have, need or maintain a website.

To meet the need of SME advertisers, while competing with the downward pricing pressure from competition, publishers must adopt effective self-service tools that allow the SME advertiser to compete with national business on-line, minimizing or eliminating the current barriers. There also is a need to help bridge the transition from print to web, as both have a place in a local business advertising strategy.

We believe these self-service tools must:

•	simplify the creation process;

•	make it cost effective, flexible and easily updated;

•	improve the relevancy of local search results;

•	not be dependent on a web site; and

•	make advertisements media rich with photos, maps, coupons contact information and more.

THE AD TECHNONOGIES SOLUTION

Since 2001 our comprehensive media platform, Rimfire, has allowed both print and on-line publishers to provide services to advertisers enabling them to easily and elegantly capture, transform, manage and distribute digital media with little or no technical expertise. During 2003, we extended the functionality of our technology to meet the needs of the SMEs for creating self-service directional advertising on-line and in-print. We market this product under the trade name of “AdMission.”

AdMission makes professional-quality directional advertising accessible to SMEs and individuals. AdMission offers simple, intuitive self-serve ad creation tools to publish “visually-enhanced” directional ads in real-time, maximizing ad effectiveness, both on-line and in-print. AdMission, through enhanced visual content, also helps advertisers communicate their value to consumers more efficiently and effectively than traditional display or text-only ads, resulting in higher-qualified leads. Integrated into a publishers advertising system, the result is an easy to use self-service tool for creating media rich directional advertisements.

The AdMission solution is provided as an ASP service to publishers, allowing then an accelerated time to market. By outsourcing to us, publishers can leveraging our proven technology platform, extensive experience and infrastructure built over the last three years while providing large scale transaction services to eBay and other partners.

The major components of the AdMission solution include:

AdMission Acquire

AdMission Acquire leverages proprietary technology to allow end users to easily select or drag-and-drop media content to ad templates which can be published both off-line and on the Web without the need to process the image with expensive and complex desktop software ahead of time. AdMission Acquire accepts a wide and growing variety of file formats and converts the files to publisher specifications automatically, without user intervention. AdMission’s smart-sizing feature allows the user to supply files of any size without the worry of upload times for submission, or viewing times. AdMission automatically prepares the media for transmission by optimizing its size to the requirements of the site. Unlike traditional web-based file upload mechanisms, AdMission makes it easy to upload many files at once and associate those files with their respective data.

AdMission Process

Once media is received by AdMission, it is processed to meet customer specifications. AdMission’s plug-in architecture and configurable account rules enable services such as the transformation of still images into interactive advertisements, slide shows, images watermarked with text or graphics or new capabilities created by us or our third party developers. Challenging and complex imaging tasks such as formatting, color correction, press calibration, sizing and cropping, are handled automatically behind the scenes according to the publishers specifications. Instant previews of the media supplied prevent incorrect submissions, increase up sells and increase customer satisfaction.

AdMission Distribute

After media has been processed, it is stored on a highly scalable and fault tolerant infrastructure designed to handle high volumes of user submissions and to match our customers’ rapid pace of growth. AdMission goes beyond serving up static media, providing multiple viewing and distribution capabilities. For example, media items can be requested with dynamic transforms, allowing for optimized output for a variety of publisher templates, formats and output devices. AdMission provides pre-built, optimized viewing templates that provide compelling visual ads with minimal integration work.

By integrating our technology, publishers offer new functionality to SMEs and individuals to create visual ads whether they have a website presence or not. And, by offering an outsourced solution, we provide our customers with an alternative to building a costly infrastructure, enabling them to utilize scarce technical resources in other mission critical capacities.

AD TECHNOLOGIES MARKETS

We have directed our sales efforts and channel strategies toward the industry leaders within the following segments of the directional advertising market.

Newspaper Classifieds: Newspapers rely on the revenue streams from classified advertisement. We allow newspapers to offer enhanced visual ads to their customers to produce compelling ads both on-line and in-print. We have worked extensively with our newspaper customers and understand the unique needs of the traditional publisher. The AdMission system is also offered as an integrated self-service component of the ad order entry system, or through the call center sales force. Sellers require an easy to use method for uploading media elements to accompany their item listing and buyers have greater confidence in items they can view and inspect on-line. In our experience, listings with images attract more buyers and sell for higher prices. With AdMission, classified sites can offer enhanced visual ad services that make adding media to ads easy, as well as affordable and efficient.

Yellow Page Directories: Traditional yellow page providers have many of the same challenges and opportunities as newspaper publishers. They are the historically dominant vehicle for SME local advertising and have an extensive feet-on-the-street sales force. We present them with an up-sell opportunity from the traditional printed yellow page ad to visually rich and dynamic on-line advertisements that can be additionally enhanced with coupons and other call-to-action elements that can be updated as frequently as business needs demand. For Internet yellow page publishers, we offer a cost-effective self-serve visually enhanced ad opportunity that does not require an SME to have a website nor technical expertise.

Search: The search directory companies have extensive self-serve advertising vehicles for creating a national reach, but are not as effective in producing relevant and actionable results for local search. By incorporating the enhanced visual ad capabilities of AdMission, consumers can find relevant data at their fingertips. Search platforms can leverage our technology to gain access to the SME advertiser who needs to differentiate their offering from large national advertisers, yet cost effectively create compelling media rich ads that attract qualified consumers.

AD TECHNOLOGIES CHANNELS

Indirect Sales Channels

Our strategy is to leverage our relationships with business partners and major market leaders in order to increase our market penetration and revenues while reducing our sales and marketing expenses. This strategy will develop multiple sales and marketing channels for our products and services. We are targeting the top ad order systems providers to integrate our products with theirs making the AdMission product available and a natural enhancement to existing ad creation systems. To date IPIX has partnered with market leaders such as: CCI Europe, Mactive, DTI, PBS and AdStar among the leaders in the industry.

Direct Sales Channels

To increase adoption and accelerate demand creation we also target direct relationships with the top directional ad platform providers both on-line and in-print. We have signed agreements and are in the process of roll outs with: Tribune Media, Cox Communications, Los Angeles Times, Homestore, Seattle Times, Los Angeles Newspaper Group, Scripps-Knoxville News, Cars.com, Yell.com, NewsQuest Digital Media and Haymarket in the UK, as well as others. We also have a direct sales channel strategy for the Internet yellow page companies and the on-line search companies.

Through these relationships, our customers market and sell visually enhanced ad products and services, powered by our technology, to their customers. We believe we benefit from the brand equity and buying recommendations provided by the customer’s sales channel to increase sales and market penetration while maintaining the ability to focus on our technology support and enhancements. We plan to continue to partner with additional vertical market leaders to serve as direct and indirect channels for the promotion and sale of our products and services.

AD TECHNOLOGIES COMPETITION

When selling our services, we often find that potential customers are considering internal development of system components. Our solution provides an end-to-end, integrated solution for acquiring, managing and distributing media content. The time, complexity, cost and expertise required to build and scale such a system, while still having to expend the expertise and resources to make images print-ready, make outsourcing an attractive option. We are continually enhancing our product features and services to maintain the broadest accessibility across browsers, operating systems and file formats, which further increase the advantage of outsourcing to us. Nevertheless, we view internally-built and operated capabilities as competitive.

Where outsourced imaging management capabilities for our target markets are concerned, we view companies such as AdPixx and PictureAds as competitors. We believe that our technology and extensive experience handling large volumes of imaging data serve to differentiate us from these competitors. Several other companies currently operate as self-serve ad creation technology providers for SME’s, with a focus on different markets; however, such companies may choose to expand into the markets currently targeted by AdMission at any time. These companies include: Celebro and DynAccSys in print display ad creation for newspapers; AdLizard in print display ad creation for yellow pages; Amazing Media and PointRoll in on-line banner ad creation. Again, we view our proprietary technology and extensive expertise in image management as a key differentiator.

IPIX INFOMEDIA

Our patented imaging technology enables the creation of panoramic image content through the use of a wide angle or fisheye lens. Our immersive technology represents the easiest way possible to capture the entire field-of-view surrounding a camera. In use, separate 185 degree images are captured and then stitched together to form an interactive panoramic image. When viewing IPIX panoramic images, users are able to select a portion of the scene to view by using their cursor or other pointing device. By moving the cursor in different directions, the user experiences the location in which the image was taken as if they were physically there.

We believe the market for interactive, panoramic imaging content is poised for steady, long-term growth as the panoramic imaging marketplace continues to expand and mature. Panoramic imaging is becoming a must have in the traditional on-line marketing applications and is finding broader applications across a wide variety of commercial markets.

The IPIX InfoMedia Solution

IPIX InfoMedia (“InfoMedia”) benefits from marketplace drivers that continue to reinforce the need for panoramic imaging. The number of Web sites needing compelling content continues to grow. Acceptance of on-line searching and purchase transactions for travel and hospitality, real estate, automobiles and other markets drive continued demand for panoramic virtual tours in on-line marketing applications. Additionally, ongoing concerns about security, the need to be better prepared in the case of emergency situations and the need to better manage physical assets and infrastructure, have all led to the use of panoramic imaging for visual documentation.

The InfoMedia group continues to be a leader in panoramic imaging technology. Our two-shot photography process creates a light-weight, expansive view image that is interactively viewable and fast to download over the Internet. Our traditional markets, which we continue to serve today, leverage the value of IPIX panoramic imaging as a visual media type that attracts and engages viewers for on-line marketing applications. Customers include professional photographers, creative/design agencies, web developers and marketing agencies. Visual media market customers use IPIX panoramic images for the high-quality and professional way they showcase places, events and products.

New market applications have emerged that benefit from the value of IPIX panoramic imaging in combination with business critical information. These visual documentation markets include facility management, police and fire rescue, government, insurance and corporate enterprise. Unlike the visual media market, the visual documentation market uses the IPIX panoramic images created for their informational value, and often incorporate IPIX panoramic images in a database that links the images to relevant data.

InfoMedia Products

InfoMedia markets hardware and software products that provide a complete solution for easily creating panoramic images. The products are based on patented technology for capturing a Full-360 degree field of view from a digital camera in a manner that is extremely efficient for the user. The products and services offered by InfoMedia center on making this production process simple and efficient. By integrating the end-to-end process, including production workflow, image editing and output options, our platform enhances the workflow efficiency for providing high quality results.

Image Creator Platform (“ICP”)

Drawing from a decade of experience in panoramic imaging software marketing and development, the InfoMedia group has developed and launched its new products built on a core architecture platform. This multi-tiered software platform forms the basis for our product strategy for the next several years.

The platform:

•	has an open architecture, multi-function, modular format designed to be the industry standard solution for immersive imaging across a broad range of vertical markets;

•	is compatible with both Windows and Macintosh platforms;

•	is flexible enough to integrate a wide range of traditional media types such as flat images and panoramas into a single workflow solution;

•	opens up our technology for integration into third party products aimed at specific vertical markets (such as forensics); and

•	enables a new third party after-market based upon creating ICP plug-ins.

Our legacy Key licensing model is replaced with an open solution that makes it easy for customers to select a license model most appropriate for their particular use. For those companies that license ICP for integration into their own products, ICP includes a customizable user interface that allows quick and easy sub-branding within the user interface. The plug-in architecture also allows ICP to tailor product configurations to the requirements of target markets, allowing the unit to achieve consistency in pricing across the wide range of market opportunity.

Interactive Studio

The first product built on the ICP platform is the IPIX® Interactive Studio™ (“Interactive Studio”). It is our solution for driving the standardization of panoramic photography. The Interactive Studio, which was announced in February 2004 at the Photo Marketing Association International (“PMAI”) tradeshow, represents a highly strategic move for the company in that we have replaced our proprietary “key” licensing model with a flexible enterprise licensing approach. In the new business model, customers gain unlimited annual access to our technology. Our licensing terms offer them a range of pricing models tuned to their particular needs.

The Interactive Studio offers panorama photographers a single integrated solution that can automate a wide variety of tasks previously requiring separate tools. The Interactive Studio makes creating multiple Full-360 degree images as simple a drag-and-drop of fisheye source images into the application, selecting the output file formats desired and hitting the save button. Doing so, the Interactive Studio can output a wide range of formats, including our legacy (“.ipx”) format, QuickTime’s (“.mov”) format, as well as open file formats like cubic and equirectangular. The Interactive Studio includes features including image editors, image format converter tools and high dynamic range image compositors, not previously available in a single panoramic photography solution. With the Interactive Studio, a single batch of 10s or 100s of images can be stitched, enhanced and output using a highly automated workflow, saving the photographer time while increasing the service options that can be offered to their customers.

Because Interactive Studio is based on a plug-in architecture, we are able to work with strategic partners to offer broader solutions to our target markets. We have announced our first two strategic partnerships for ICP. Two leading companies in the panoramic photography marketplace, iSeeMedia and RealViz, previously in competition with InfoMedia, announced plug-in products for the Interactive Studio. These partnerships reinforce our strategy of opening up our technology and growing the panoramic imaging market. Through the Interactive Studio, we provide customers a single solution they can use for the broadest range of panoramic imaging needs

GPS Mapping System

Our GPS Mapping System, developed in partnership with Red Hen, provides everything needed to integrate panoramic and still images into GIS Maps, complete with zoomable layers. The GPS Mapping System includes the GeoBuilder software for batch-building high-resolution panoramic images and Red Hen System’s MediaMapper®, a full-featured map creation and editing software. The GPS Mapping System automatically imports and hotlinks immersive images, still images and other files into multi-layer GIS maps for accurate GPS positioning. The GPS Mapping System allows the user to create interactive visual maps that include immersive images built from the GeoBuilder and other links to visual, audio and textual data. The system works by importing images, matching the time stamps of the images with the log from a GPS unit and then matching the coordinates. These coordinates are then plotted on the maps and linked to the images at the GPS registered locations.

IPIX Movies

The InfoMedia group also markets to the entertainment industry a full service to create IPIX Movies. IPIX Movies are made by capturing two back to back scenes using a fisheye lens on one or more video cameras. The movies are digitized and edited using standard post-production processes, techniques and tools. Each IPIX Movie is processed frame-by-frame for editing, stitching and encoding. Finished movie content can be delivered on DVD’s or viewed over the Internet using either the Real Media format (“.rm”) from Real Networks or our proprietary format and viewer.

IPIX Movies have been used in various travel and hospitality marketing projects as well as on several high profile Hollywood DVD movies releases. Within the travel and hospitality markets examples of the use of the technology include an internet-based promotional for the Atlantis Resort and a virtual helicopter fly-through for the Hawaiian Tourist and Convention Center. IPIX Movies has been used for value-added DVD content for Harry Potter and the Sorcerer’s Stone and Harry Potter and the Chamber of Secrets. Additional high profile Hollywood projects are already in the production stage for release to market in 2004/2005.

InfoMedia Markets

InfoMedia’s customers include a broad range of industry leaders in the Real Estate, Travel and Hospitality, Automotive, Publishing, eCommerce, Advertising and Promotion, Education and Entertainment industries.

In the Visual Media markets, our customers are content developers whose expertise in photography and multimedia production command a premium with their customers. These markets include professional photographers, advertising and creative media agencies and web development firms. For these markets, InfoMedia solutions provide a distinct visual media format that is compatible with a wide range of production tools and that offers our direct customers a way to command a premium for development services from their customers.

In the Visual Documentation markets, our customers include a broad cross section of public and private sector organizations that use InfoMedia solutions to document and index places or events. For these customers, our solutions provide a distinct visual documentation format that can simply and quickly capture the complete details of an environment. Also, because the visual data can be combined with descriptive information about the location, these markets can leverage the visual documentation in ways that support their organizational goals.

InfoMedia Sales and Marketing

InfoMedia photography products are sold in the U.S. and Canada through a direct sales model. We use a telesales team of two people located in Oak Ridge, Tennessee. We manage an on-line electronic commerce site for execution of sales transactions. Within the U.S., Homestore is the exclusive sales and distribution channel for iPIX Full-360 degree panoramic photography products into the residential real estate market.

Our products are marketed primarily through the use of on-line Internet marketing. We use a variety of mechanisms to generate new customer leads. We utilize keyword based advertising to generate leads from internet search engine queries and drive potential customers to our web site and on-line store. We offer our software for download and in the process capture customer information for follow on marketing. We manage a database of customers from which we run permissions based marketing campaigns.

Additional marketing efforts focus on creating industry awareness at trade shows, industry consortium memberships and sponsorships, advertising, marketing collateral materials, co-marketing programs, public relations campaigns, sales tools and training and education on our products and programs.

Within vertical markets, we co-market with partner companies and lead customers. Their expertise in the market allows use to leverage our resources effectively without having to undertake large direct marketing campaigns. In establishing technology partnerships with companies like RealViz and iSeeMedia, InfoMedia will be able to jointly market products directly to the partner customers, and benefit from partner marketing and awareness building.

InfoMedia Competition

We currently compete with several providers of immersive imaging technology. We do not believe any of our competitors are dominant in this industry. We compete with these companies on the basis of ease of use, reliability, end user experience and price. While competitors may offer only components of the end-to-end solution of InfoMedia, they may have greater financial, marketing, distribution and technical resources with which to target our markets. Our success will be dependent upon our ability to compete on the cost-effectiveness and quality of our solutions, the success of our indirect channel partners and the tangible value of our solutions.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trade secret and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Our patents are intended to protect and support current and future development of our technology. We currently have over 20 U.S. patents. In addition, we hold international counterparts to many of our U.S. patents in selected countries covering various aspects of our products. We have numerous patent applications pending in the United States as well as international counterparts to many of these applications. There can be no assurance that our current and future patent applications will be granted, or, if granted, that the claims covered by the patents will not be reduced from those included in our applications.

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

EMPLOYEES

As of March 1, 2004, we employed 63 full-time employees. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

AVAILABLE INFORMATION

Our website is located at www.ipix.com. We make available free of charge through this website all of our Securities and Exchange Commission (“SEC”) filings, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC.

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

Item 4. Submission of Matters to Vote of Security Holders

No matters where submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal year 2003.

Item 4A. Executive Officers of Registrant

The following sets forth information with respect to our executive officers as of March 1, 2004:

NAME	AGE	TITLE
Donald W. Strickland	54	President and Chief Executive Officer
Paul A. Farmer	45	Chief Financial Officer, Executive Vice
		President, Secretary and Treasurer
Sarah F. Pate	44	Executive Vice President and General Manger

DONALD W. STRICKLAND has been the chief executive officer of IPIX since May 2001 and has been president and chief operating officer since October 2000. Mr. Strickland joined IPIX in April 2000 and served as executive vice president until his appointment as president and chief operating officer in October 2000. Prior to joining us, Mr. Strickland was president and chief executive officer of PictureWorks Technology, Inc. from March 1996 until March 2000. From June 1993 until March 1996, Mr. Strickland held the position of vice president, Imaging and Publishing at Apple Computer. Prior to joining Apple in June 1993, Mr. Strickland spent twenty years at Eastman Kodak Company where he held a succession of positions in engineering, sales, marketing and executive management. Mr. Strickland holds several degrees including a bachelor’s degree in physics from Virginia Tech, a master’s degree in physics from the University of Notre Dame, a master’s degree in optics from the University of Rochester, a master’s degree in management from the Stanford Sloan School of Management and a law degree from George Washington University.

PAUL A. FARMER has been the chief financial officer, executive vice president and treasurer of IPIX since June 2001. Prior to joining us, Mr. Farmer was the chief financial officer of Buzzsaw.com from June 2000 to June 2001. Prior to Buzzsaw, Mr. Farmer was chief financial officer, chief administrative officer and executive vice president of CCAi Consulting from June 1998 to June 2000. Prior to CCAi, Mr. Farmer was chief financial officer of TCSI, Inc. from June 1994 to June 1998 and vice president and corporate controller of Technology Solutions Company from November 1990 to June 1994. Mr. Farmer is a CPA and was with Price Waterhouse from January 1982 through November 1990. Mr. Farmer holds a bachelor’s degree in accounting from the University of Illinois and a masters in business administration from the University of Chicago.

SARAH F. PATE has been the executive vice president, general manager of IPIX’s Transactional Services Group since December 2001, and has been with IPIX since April 2000. Prior to joining us, Ms. Pate was vice president in charge of operations for PictureWorks Technology, Inc., from August 1995 until March 2000. Ms. Pate has extensive experience in financial services and in managing large and small organizations. She spent 12 years with Household International serving as president of Household Bank, director of sales at Household Finance Corporation and several other high-level management roles. Ms. Pate holds a bachelor’s degree in business administration from the University of Washington.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock is traded on the Nasdaq SmallCap Market (symbol: IPIX). As of March 1, 2004, there were 1,003 stockholders of record. The following table reflects the range of the high and low bid information for our common stock for the periods indicated:

	High	Low
FISCAL 2003
Fourth Quarter	$3.22	$1.76
Third Quarter	4.99	2.30
Second Quarter	5.25	1.10
First Quarter	1.37	0.75

FISCAL 2002
Fourth Quarter	$1.45	$0.72
Third Quarter	1.86	1.00
Second Quarter	2.84	1.25
First Quarter	3.48	2.00

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

The table below sets forth information relating to our shareholder approved compensation plans as of the end of 2003:

			Number of
			securities
			remaining available
	Number of		for future issuance
	securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercises of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights	and rights	(a))
	(a)	(b)	(c)
2001 Equity Compensation	3,000,545	$1.63	3,043,651
2000 Equity Compensation	232,672	$22.99	—
1998 Employee, Director and Consultant Stock Option	24,941	$286.23	—
1997 Equity Compensation	21,484	$113.01	—
Prior option plans	20,374	$24.52	—
Employee Stock Purchase	—	—	533,106

Total	3,300,016	$6.29	3,576,757

Item 6. Selected Financial Data

Selected Historical Financial Information

The statement of operations data presented below for the years ended December 31, 2001, 2002 and 2003 and the balance sheet data as of December 31, 2002 and 2003 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The statement of operations data for the years ended December 31, 1999 and 2000 and the balance sheet data as of December 31, 1999, 2000 and 2001 are derived from audited consolidated financial statements that are not included in this report. These results are not necessarily indicative of results to be expected for any future period. You should read the data presented below together with our consolidated financial statements and related notes to those statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Fiscal Years Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands, except per share data)
Statement of Operations Data
Revenues:
Products	$12,523	$48,943	$14,758	$6,512	$10,503
Services	—	4,730	14,148	15,901	18,336

	12,523	53,673	28,906	22,413	28,839

Cost of revenues:
Products	7,660	25,555	7,270	2,145	1,582
Services	—	2,516	4,991	6,583	6,538

	7,660	28,071	12,261	8,728	8,120

Gross profit	4,863	25,602	16,645	13,685	20,719

Operating expenses:
Sales and marketing	51,138	83,064	21,252	7,607	7,605
Research and development	6,690	14,582	7,671	4,862	4,553
General and administrative	19,499	22,850	15,816	2,933	3,452
Impairment and amortization of intangibles	—	234,024	2,433	—	3,042
Merger expenses	—	15,175	—	—	—
Loss on disposal of assets	—	—	1,655	—	—
Restructuring and impairment	—	4,161	11,655	687	89

Total operating expenses	77,327	373,856	60,482	16,089	18,741

Income (loss) from operations	(72,464)	(348,254)	(43,837)	(2,404)	1,978
Interest expense	(6,684)	(436)	(10,667)	(183)	(158)
Interest income	2,546	3,345	305	456	65
Patent infringement award	—	—	—	1,000	—
Loss on foreign currency	—	—	—	—	(491)
Other expense	(1)	(1,250)	(380)	(12)	(8)

Net income (loss) before extraordinary gain	(76,603)	(346,595)	(54,579)	(1,143)	1,386
Extraordinary gain	—	—	901	—	—

Net income (loss)	(76,603)	(346,595)	(53,678)	(1,143)	1,386
Dividend relative to beneficial conversion feature of Series B convertible preferred stock	1,000	—	—	—	—
Preferred stock dividends	—	—	—	(1,784)	(1,778)

Net loss attributable to common stockholders	$(77,603)	$(346,595)	$(53,678)	$(2,927)	$(392)

Net loss per common share — basic and diluted	$(30.13)	$(61.55)	$(8.22)	$(0.43)	$(0.05)

Weighted average common shares — basic and diluted	2,576	5,631	6,534	6,794	7,365

	As of December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Balance Sheet Data:
Cash and cash equivalents, restricted cash and short-term investments and securities available for sale	$73,366	$11,035	$13,401	$5,992	$12,303
Working capital	58,617	1,174	3,506	2,418	9,216
Total assets	95,803	60,614	23,078	18,435	16,284
Long-term liabilities	387	957	2,392	1,769	181
Total stockholders’ equity	81,041	28,213	8,770	8,392	11,465

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

Overview

Our Business

Over the past few years, we have restructured the Company around our higher gross margin businesses. In 2003, our organization moved from being technology focused (Immersive Video Solutions, Transaction Services and Immersive Still Solutions) to being market focused in order to better serve the needs of our customers. We are now organized into three business units: IPIX Security, IPIX Ad Technologies and IPIX InfoMedia, respectively.

•	IPIX Security provides security and surveillance products and services for commercial and governmental customers.

•	IPIX Ad Technologies focuses on the sale of complete solutions to customers who rely on visual data to create effective directional advertising such as publishers of newspaper classifieds, yellow page directories, on-line auctions, real estate and autos classifieds.

•	IPIX InfoMedia focuses on the sale of immersive still technology licenses for the on-line real estate, travel and hospitality and visual documentation markets.

Business Trends and Conditions

Substantially all of our recurring revenue is derived from transaction fees generated by our Ad Technologies business unit. In particular, eBay represented approximately 87% of total revenue for 2003. Revenues in the quarter and year ended December 31, 2003 include a one-time $8.0 million license fee from eBay for our Rimfire technology and other services. As announced in June 2003, we amended our then current commercial agreement with eBay, which was subsequently extended by eBay to October 31, 2003 for a final $0.45 million additional fee. We no longer provide any products or services to eBay as of November 1, 2003. We continue to diversify and add additional Ad Technologies’ customers and are currently targeting image management for publications, on-line and in-print classified advertising and other business opportunities.

Our immersive technology used by the InfoMedia business unit primarily generates revenues in two ways: licenses of software and the sale of camera equipment. In the past, we utilized “keys” to license our InfoMedia technology to capture and save a single immersive image. With the launch of Interactive Studios, we now offer time-based seat or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year. We sell our immersive products and services primarily into the real estate, travel and hospitality and visual documentation markets. The cost of sales for our licenses is low in proportion to the related revenue. The cost of sales for the sale of camera equipment has generally been 50% to 75% of related revenues. We continue to develop our immersive imaging business for the security and surveillance market.

We also provide professional services to customers that request specific customizations or integrations of our products and services. Providing professional services is labor intensive, and our cost of sales for professional service tends to be 40% to 60% of revenues.

iPIX INTERNATIONAL

In the third quarter of 2002, we entered into license, distribution and trademark agreements with Soroof International, a Saudi Arabia-based corporation (“Soroof”). Under the agreements, Soroof became the exclusive distributor for IPIX InfoMedia products outside of North America and Asia through Soroof’s newly established entity, iPIX International (“iPIX-I”). The agreement, effective July 1, 2002, expires December 31, 2007, unless renewed. iPIX-I has an exclusive license to develop integrated solutions for markets including real estate, travel and tourism and other markets in which on-line marketing is critical. We provide certain hosting services during the term of the agreements.

Under the terms of the agreements, we received a minority equity interest in iPIX-I, however, we do not have the ability to exercise significant influence over iPIX-I operations. We account for the investment in iPIX-I on the cost basis, not as a variable interest entity under FIN 46. We did not make any capital contributions to iPIX-I and we have no commitments to fund iPIX-I. We do have the right, however, but not the obligation, to purchase iPIX-I from Soroof after December 31, 2005 for consideration as defined in the agreements. During the six months ended December 31, 2002, we recognized $0.6 million of revenue under these agreements. During the year ended December 31, 2003, we recognized $0.4 million of revenue under these agreements. On March 21, 2004, the parties mutually terminated these agreements and we returned our minority equity interest in iPIX-I. The termination of the agreements did not have a material impact on our financial condition or expected result of operations.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts; valuation of goodwill and other long-lived assets; and significant accruals. We believe that full consideration has been given to all relevant circumstances that we may be subject to, and our financial statements accurately reflect management’s best estimate of the results of operations, financial position and cash flows for the periods presented.

Management has discussed the development and selection of the following critical accounting policies, estimates and assumptions with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these disclosures. We believe the following represent our critical accounting policies:

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” We derive revenue from product sales and services we provide to customers. Product revenue includes InfoMedia hardware and licenses, IPIX Security hardware and licenses, as well as Ad Technology license revenue. Service revenues are primarily from transactions where a seller uses our image management products to enhance their on-line offering.

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

Transaction hosting revenue is recognized ratably as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed or determinable and collection of the resulting receivable was reasonably assured. Revenue generated from professional services is recognized as the related services are performed. When such professional services are combined with on-going transaction services or are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized while the transaction services are performed, on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and ARB No. 45, “Long-Term Construction-Type Contracts.” Reimbursements received for out-of-pocket expenses incurred are characterized as revenue in the statement of operations.

Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under EITF 00-21, which is codified in SEC Staff Accounting Bulletin No. 104 “SAB 104.” Multiple element arrangements primarily involve an arrangement with professional services and transaction hosting. Revenue is recognized as each element is earned, namely upon completion of the services, provided that the fair value of the undelivered element(s) has been determined, the delivered element has stand-alone value, there is no right of return on delivered element(s), and we are in control of delivery of the undelivered element(s).

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

Goodwill

Under United States generally accepted accounting principles, we evaluated goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. In assessing the recoverability of our goodwill, we made assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. These estimates included forecasted revenues and operating expenses, which are inherently difficult to predict. We believe that the accounting estimate related to goodwill is a “critical accounting estimate” because it requires Company management to make assumptions about fair values. During the fourth quarter of 2003, certain events, including the end of the agreement with eBay, led the Company to perform an impairment review of goodwill. The eBay agreement ended in November 2003 and was the primary source of cash flows for the technology associated with goodwill in the Ad Technologies business unit. This review indicated that goodwill was being carried at amounts in excess of the fair value based on estimated discounted future cash flows of the Ad Technologies business unit. As a result, an impairment charge was recorded to expense in the year ended December 31, 2003.

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

During October 2003, $0.1 million of restructuring charges were recorded related to expenses associated with the lease obligations from previously vacated office space in San Ramon, CA.

The activity in the current and long-term restructuring accruals for the years ended December 31, were as follows:

	Balance at		Payments/	Balance at		Payments/	Balance at		Payments/	Balance at
	December		Write-offs	December		Write-offs	December		Write-off	December
(In Thousands)	31, 2000	Expense in 2001	in 2001	31, 2001	Expense in 2002	in 2002	31, 2002	Expense in 2003	in 2003	31, 2003
Restructuring Provisions:
Severance	$590	$4,537	$(4,027)	$1,100	$—	$(600)	$500	$—	$(500)	$—
Employee debt forgiveness	—	2,163	(2,163)	—	—	—	—	—	—	—
Write-offs and impairments	95	1,959	(2,054)	—	—	—	—	—	—	—
Lease obligations	1,344	3,006	(2,897)	1,453	687	(1,591)	549	89	(267)	371
Other	31	—	(31)	—	—	—	—	—	—	—

Total	$2,060	$11,665	$(11,172)	$2,553	$687	$(2,191)	$1,049	$89	$(767)	$371

OUTLOOK

We have only a limited operating history, and our business model has been modified over the past three years. In addition, our recurring revenues from our commercial agreement with eBay ended in 2003 which represented approximately 87% of our total revenue in 2003. With the loss of revenues from our largest customer, we are attempting to diversify and add new Ad Technology customers. Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as the Internet. To address these risks, we must, among other things, be able to continue to:

•	deliver high quality products and services;

•	respond to highly competitive developments;

•	attract, retain and motivate qualified personnel;

•	implement and successfully execute our marketing plans;

•	continue to upgrade our technologies;

•	develop new distribution channels; and

•	improve our operational and financial systems.

Although our revenue grew significantly in our early history, during recent periods, we have been unable to sustain this growth and have had to reduce our expense structure. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. In order to reduce our operating cost structure to a sustainable level commensurate with our revenues, we have gone through several restructurings during the last three years. We began 2004 with three business units all at different stages in their development.

The IPIX Security group has developed products based upon our proven immersive technology and is focused on a large global market opportunity — security and surveillance. During the first quarter of 2004, the group successfully completed beta trial testing of its new products. In March and April 2004, the group will launch its new products.

The Ad Technologies group has proven technology, strong customer references and is focused on a large global market opportunity — improving on-line advertising. In 2004, however, the group must rebuild its revenue base given the change in its relationship with its largest customer, eBay, which represented 87% of our revenues in 2003.

The InfoMedia group also has proven technology and strong customer references. In February 2004, the group launched a new product called Interactive Studios. With this launch, the group also announced that after 2004, they would no longer be selling one-use “keys” to their core technology. Instead, Interactive Studio will be sold as a software platform under primarily annual licenses allowing for unlimited usage. The group will continue to sell cameras, lens and other equipment that are used with the Studio by professional immersive photographers.

In addition, we are subject to generally prevailing economic conditions and, as such, our success in 2004 will be dependent upon our ability to provide quality products and services, the success of our customers and the appropriations processes of various commercial and governmental entities. We expect to continue to make significant investments in our image management business and in the development, sale and marketing of new products for the security market, which may consume our cash reserves. We are monitoring our cash position carefully and evaluating our future operating cash requirements in the context of our strategy, business objectives and expected business performance. Our focus in 2004 will be to manage cash requirements and focus our operations on efficient spending.

	Fiscal Years Ended December 31,
	2001	2002	2003
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Products	$14,758	$6,512	$10,503
Services	14,148	15,901	18,336

	28,906	22,413	28,839

Cost of revenues:
Products	7,270	2,145	1,582
Services	4,991	6,583	6,538

	12,261	8,728	8,120

Gross profit	16,645	13,685	20,719

Operating expenses:
Sales and marketing	21,252	7,607	7,605
Research and development	7,671	4,862	4,553
General and administrative	15,816	2,933	3,452
Impairment and amortization of intangibles	2,433	—	3,042
Loss on disposal of assets	1,655	—	—
Restructuring and impairment	11,655	687	89

Total operating expenses	60,482	16,089	18,741

Income (loss) from operations	(43,837)	(2,404)	1,978
Interest expense	(10,667)	(183)	(158)
Interest income	305	456	65
Patent infringement award	—	1,000	—
Loss on foreign currency	—	—	(491)
Other expense	(380)	(12)	(8)

Net income (loss) before extraordinary gain	(54,579)	(1,143)	1,386
Extraordinary gain	901	—	—

Net income (loss)	(53,678)	(1,143)	1,386
Preferred stock dividends	—	(1,784)	(1,778)

Net loss available to common stockholders	$(53,678)	$(2,927)	$(392)

Net loss per common share — basic and diluted	$(8.22)	$(0.43)	$(0.05)

Weighted average common shares — basic and diluted	6,534	6,794	7,365

The following table presents for the periods indicated, the percent relationship to total revenues of select items of our statement of operations:

	Fiscal Years Ended December 31,
	2001	2002	2003
Revenues:
Products	51.1%	29.1%	36.4%
Services	48.9	70.9	63.6

	100.0	100.0	100.0

Cost of revenues:
Products	25.2	9.5	5.5
Services	17.3	29.4	22.7

Total cost of revenue	42.5	38.9	28.2

Gross profit	57.5	61.1	71.8

Operating expenses:
Sales and marketing	73.5	33.9	26.4
Research and development	26.6	21.7	15.8
General and administrative	54.7	13.1	12.0
Impairment and amortization of intangibles	8.4	—	10.5
Loss on disposal of assets	5.7	—	—
Restructuring and impairment	40.3	3.1	0.3

Total operating expenses	209.2	71.8	65.0

Income (loss) from operations	(151.7)	(10.7)	6.8

Interest expense	(36.9)	(0.8)	(0.5)
Interest income	1.1	2.0	0.2
Patent infringement award	—	4.5	—
Loss on foreign currency	—	—	(1.7)
Other expense	(1.3)	(0.1)	—

Net income (loss) before extraordinary gain.	(188.8)	(5.1)	4.8
Extraordinary gain	3.1	—	—

Net income (loss)	(185.7)%	(5.1)%	4.8%

RESULTS OF OPERATIONS FOR 2003, 2002 AND 2001

Revenues

	For Years ended
	December 31,
				Percent	Percent
	2001	2002	2003	Change in 2002	Change in 2003
	(Dollars in thousands)
REVENUES:
Products	$14,758	$6,512	$10,503	(56)%	61%
Services	14,148	15,901	18,336	12	15

Total revenue	28,906	22,413	28,839	(22)	29

COST OF REVENUES:
Products	7,270	2,145	1,582	(70)	(26)
Services	4,991	6,583	6,538	32	(1)

Total cost of revenue	12,261	8,728	8,120	(29)	(7)

Gross profit	$16,645	$13,685	$20,719	(18)%	51%

Product Revenues. The increase in 2003 was primarily due to a one-time $8.0 million license fee from eBay for our Rimfire technology and other services. During 2002, we reduced our sales and marketing efforts related to the sale of lower margin immersive kits and keys. As a result of lower sales and marketing expenditures we had $3.9 million in lower immersive revenues year-over-year. As part of the sale of assets to Homestore.com during the first quarter of 2001, we no longer directly sell full service virtual tours or IPIX keys to customers in the U.S. residential real estate market. Instead, through January 12, 2002, we provided Homstore.com certain processing, hosting and distribution services and received transaction fees and royalties. Throughout 2002, other than full service virtual tours, our real estate focused revenues were generated from three primary sources: image management services; camera kits and immersive keys; and other services. In 2001, product revenues of $7.5 million related to full service virtual real estate tours. We did not have any full service virtual real estate tour revenues after 2001.

Service Revenues. The increase from 2001 to 2002 and from 2002 and 2003 was primarily due to increased volumes of images processed by Rimfire, primarily related to on-line auctions for eBay.

Cost of Revenues. Cost of revenues consists of our direct expenses associated with the processing, hosting and distribution of digital content and the costs of the digital camera and related components included in InfoMedia hardware. Cost of revenues, as a percentage of total revenues, decreased to 28% in 2003 from 39% in 2002 primarily as a result of the one-time license fee from eBay. Cost of revenues as a percentage of total revenues decreased to 39% in 2002 from 42% in 2001. This decrease was primarily the result of a lower volume of virtual tour deliveries and an increase in higher margin Rimfire based revenues.

Operating Expenses

	For Years ended
	December 31,
				Percent
				Change	Percent
	2001	2002	2003	in 2002	Change in 2003
	(Dollars in thousands)
Sales and marketing	$21,252	$7,607	$7,605	(64)%	—%
Research and development	7,671	4,862	4,553	(37)	(6)
General and administrative	15,816	2,933	3,452	(81)	18
Impairment and amortization of intangibles	2,433	—	3,042	(100)	100
Loss on disposal of assets	1,655	—	—	(100)	—
Restructuring and impairment	11,655	687	89	(94)	(87)

Total operating expenses	60,482	16,089	18,741	(73)	16

Loss from operations	$(43,837)	$(2,404)	$1,978	95%	(182)%

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses were essentially at the same dollar levels for 2003 as compared with 2002. As a percentage of total revenues, sales and marketing expenses decreased to 26% for 2003 from 34% for 2002 primarily due to the growth in transaction revenues as a result of the one-time license fee from eBay. Sales and marketing expenses decreased $13.6 million in 2002 primarily due to our decision to sell more of our products and services through third parties and become less reliant upon a worldwide direct sales force. As a result, we significantly reduced our sales force and eliminated our field operations personnel resulting in a decrease of $11.5 million. In addition, we eliminated costs relating to technology access and sponsorship fees and decreased advertising and branding expenses, which accounted for $2.1 million of the decrease. To begin 2004, as a result of the changed relationship with eBay, we have taken certain actions which should reduce our annualized sales and marketing expenses by approximately 25% from 2003 spending levels.

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. As part of the restructuring during 2001 and 2002 and our exit from the full service virtual tour real estate business, our spending on research and development was reduced and focused on our core image management and immersive technologies. As a percentage of revenues, research and development charges decreased to 16% for 2003 from 22% for 2002 as a result of the one-time license fee from eBay. To begin 2004, as a result of the changed relationship with eBay, we have taken certain actions which should reduce our annualized research and development expenses by approximately 15% from 2003 spending levels.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, bad debt expenses and other costs associated with being a public company. The increase in 2003 was primarily due to a $0.3 million collection in 2002 of previously reserved receivables and a decrease in personnel and related costs of $0.1 million. Professional fees, which include legal fees, accounting fees and public company expenses, accounted for the remaining $0.2 million of the increase in 2003. The decrease in 2002 was primarily due to a decrease in personnel and related costs of $6.2 million. Bad debt expense decreased by $4.7 million in 2002. In 2002, no additional provisions for uncollectible receivables were required; however, $0.3 million was collected from previously reserved receivables. Professional fees accounted for $2.0 million of the decrease in 2002. Expected general and administrative spending in 2004 should be substantially similar to 2003 levels.

Stock-based Compensation. Stock-based compensation expense is included in various expense line items in the statement of operations and consists of the amortization of deferred compensation related to stock options granted to employees and others prior to our initial public offering with an exercise price below the deemed fair market value of our common stock on the date of grant. In addition, it also includes the amortization of the fair value of warrants and options issued to non-employees and restricted stock granted to employees. The related compensation is amortized over the vesting period of the options or warrants. Expenses related to the warrants are amortized over the term of the agreements to which they relate. There was no stock-based expense for 2003 because the related stock options and warrants were fully vested prior to 2003. In 2002 and 2003, we did not issue any additional warrants or stock options priced below the deemed fair market value of our common stock on the date of grant. The decrease in total expense for 2001 and 2002 was because most of the related stock options and warrants were fully vested prior to the end of 2001. The following table summarizes amounts expensed in 2001 and 2002 for stock-based compensation:

	For Years ended December 31,
	2001	2002
	(In thousands)
Cost of revenues	$95	$—
Sales and marketing	1,605	171
Research and development	650	—
General and administrative	2,149	—

	$4,499	$171

Impairment and Amortization of Intangibles. Amortization expense in 2001 consists of goodwill associated with corporate acquisitions during the second quarter of 2000. We adopted Statement of Financial Accounting Standards 142, “Goodwill and Other Intangible Assets” (“FAS 142”), effective January 1, 2002. Under FAS 142, goodwill is no longer amortized, but reviewed for impairment annually or more frequently if certain indicators arise. During the quarter ended December 31, 2003, we recognized a $3.0 million impairment of the remaining balance of our goodwill because we were unable to extend our agreement with eBay. The eBay agreement ended in November 2003 and was the primary source of cash flows for the technology associated with our goodwill balance.

Loss on Disposal of Assets. We recorded a loss in 2001 as a result of the sale of assets used to provide residential real estate virtual tours that consisted of the remaining residential real estate assets that were unrelated to the 2000 pooling of Interactive Pictures Corporation and bamboo.com.

Restructuring and Impairment. Restructuring and Impairment charges are primarily associated with reductions of our workforce, outstanding obligations under non-productive leases resulting from the consolidation of certain offices and write-offs of abandoned computers and office furniture and equipment. Included in the 2001 impairment expense is $1.5 million related to the write off of the unamortized portion of our directors’ and officers’ insurance policy. We were required to obtain a new policy due to the change in control related to our 2001 financing which culminated in the third quarter. The charges in 2001 included significant workforce reductions, while in 2002 and 2003 the charges related primarily to changed estimates for outstanding lease obligations. See Note 4 in the accompanying financial statements for a more detailed explanation.

Other Income (Expense)

	For Years ended
	December 31,
				Percent	Percent
	2001	2002	2003	Change in 2002	Change in 2003
	(Dollars in thousands)
Interest expense	(10,667)	(183)	(158)	(98)%	(14)%
Interest income	305	456	65	50	(85)
Loss on foreign currency	—	—	(491)	—	100
Patent infringement award	—	1,000	—	100	(100)
Other expense	(380)	(12)	(8)	97	(33)

Net loss before extraordinary gain	(54,579)	(1,143)	1,386	98	221
Extraordinary gain	901	—	—	(100)	—

Net loss	$(53,678)	$(1,143)	$1,386	98%	221%

Interest Expense. Interest expense relates to capital lease obligations and in 2001, we recorded a non-cash interest expense of $10.0 million related to the accretion of a promissory note issued in the second quarter 2001 to its face value when the promissory note was converted to Series B preferred stock during the third quarter of 2001 and $0.3 million of interest expense on the promissory note.

Interest Income. Interest income consists primarily of interest earned on cash and investments and in 2002 interest earned of $0.3 million on the patent infringement award. Lower interest income earned in 2003 was the result of declining investment balances.

Loss on Foreign Currency. Loss on foreign currency in 2003 is due to the recognition of cumulative currency translations from dissolved foreign subsidiaries.

Patent Infringement Award. The patent infringement award in 2002 is due to the collection of a previously awarded court judgment for which all legal remedies for appeal have been exhausted and the case was closed.

Other Expense. Other expense in 2001 was primarily due to realized losses on investments sold during the year.

Extraordinary Gain. We recorded an extraordinary gain from the cash received from the sale of assets to Homestore.com in January 2001. The assets were used to provide virtual tours of residential real estate properties that were related to the pooling of Interactive Pictures Corporation and bamboo.com, which occurred less than 12 months prior to the sale.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent auditors contains an explanatory paragraph stating that significant matters exist concerning us, including the change in the relationship with our largest customer, that raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note, capital lease obligations and warrant and option exercises. We finished 2003 with approximately $12.3 million in cash reserves (cash and cash equivalents of $10.24 million, short-term restricted investments of $1.10 million, long-term restricted cash of $0.63 million and short-term investments of $0.33 million).

Summary Consolidated Cash Flow Data

	Years Ended December 31,
	2002	2003
	(In thousands)
Net cash provided by (used in) operating activities	$(4,691)	$8,955
Net cash used in investing activities	(4,908)	(940)
Net cash provided by (used in) financing activities	1,541	(797)
Effect of exchange rate changes on cash	(25)	3

Net increase (decrease) in cash and cash equivalents	(8,083)	7,221
Cash and cash equivalents, beginning of period	11,103	3,020

Cash and cash equivalents, end of period	$3,020	$10,241

Net cash provided by (used in) operating activities was $9.0 million for year ended December 31, 2003 and $(4.7) million for the year ended December 31, 2002. Net cash provided by operating activities in 2003 was primarily the result of net income of $1.4 million, plus $3.2 million of non-cash depreciation charged during the year and $3.0 million from the non-cash impairment of goodwill expense. In addition, during 2003, accounts receivables decreased $3.3 million, primarily as a result of fourth quarter revenues from 2003 which were mostly collected before December 31, 2003. Net income for the year ended December 31, 2003 includes a non-recurring $8.0 million license fee from eBay for our Rimfire technology and other services. As announced in June 2003, we amended our then current commercial agreement with eBay. We no longer provide any products or services to eBay as of November 1, 2003.

Net cash used in investment activities was $4.9 million for the year ended December 31, 2002 and $0.9 million for the year ended December 31, 2003. The decrease was the result of lower purchases of computer software and hardware ($2.6 million) and lower net investment activity ($1.4 million).

Net cash provided by (used in) financing activities was $(0.8) million for the year ended December 31, 2003 and $1.5 million for the year ended December 31, 2002. The net cash used in financing activities for 2003 was due primarily to the repayment of capital lease obligations ($2.0 million) and payment of Series B Preferred Stock Dividends ($0.4 million); offset by cash provided by the exercise of employee options ($1.6 million). The net cash provided by financing activities for 2002 was due primarily to the proceeds from sale-leaseback transactions.

Contractual Obligations

The table below shows our contractual obligations as of December 31, 2003:

	Payments Due by Period
		Less than	2	3	After 3
	Total	1 year	years	years	Years
	(In thousands)
Capital Leases	$623	$623	$—	$—	$—
Operating Leases	2,647	1,044	768	771	64
Total	3,270	1,667	768	771	64

We are monitoring our cash position carefully and evaluating our future operating cash requirements in the context of our strategy, business objectives and expected business performance. Management believes we have sufficient cash resources to meet our funding needs for 2004. We finished 2003 with approximately $12.3 million in cash reserves (cash and cash equivalents of $10.24 million, short-term restricted investments of $1.10 million, long-term restricted cash of $0.63 million and short-term investments of $0.33 million). At December 31, 2003, $0.9 million of the above future lease payments have been prepaid and reflected as current and long-term prepaid expenses. Additionally, at December 31, 2003, the $0.63 million long-term restricted cash has been restricted related to the above future lease payments.

In 2004, we plan to launch new products in the InfoMedia and Security groups. In addition, we plan to invest in the Ad Technologies group pursuit of additional customers and revenue growth from existing customers. Depending upon the success of each of our three business units, the timeliness of collection of our accounts receivable and other potential working capital needs, as well as the timing and rate of revenue growth and our ability to control costs, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to us. If we are not able to raise additional funds, we may be required to significantly curtail some of our operations and this would have an adverse effect on our financial position, results of operations and cash flow.

Management’s focus in 2004 will be to manage our cash requirements and focus our operations on efficient spending. Our long-term strategy remains unchanged. We will continue to make significant investments in sales and marketing as well as research and development for all segments in order to fulfill our expectations for the expansion of the on-line auction and classified services and in the development of new immersive products and services.

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. We adopted this standard in the quarter ended September 30, 2003 and the adoption did not have a material effect on our financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of ARB No. 51” (“FIN 46”) and in December 2003, issued a revised interpretation (FIN 46-R). FIN No. 46, as revised, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of 2004. The adoption of FIN 46-R is not expected to have a significant effect on our financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for the financial instrument created before November 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. We do not believe that the adoption of this statement will have a material impact on our financial position, results of operations or cash flows.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which superceded SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind account guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect our revenue recognition policies, or our results of operations, financial position or cash flows.

INFLATION

Inflation has not had a significant impact on our operations to date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2003, we had $12.3 million of cash reserves. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we concluded that we do not have material market risk exposure.

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

RISK FACTORS

Our limited operating history and recent changes in our customer base makes it difficult to evaluate our business

During late 2003, our relationship with our largest customer changed and in early 2004, we launched new products in our IPIX Security and IPIX InfoMedia business units. As a result, we have a limited operating history of the Company as it will operate in 2004 and upon which you can base an evaluation of our business and prospects. Our prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that have undertaken a substantial business restructuring. To address these risks and uncertainties, we must, among other things:

•	increase our customer base for Rimfire services;

•	maintain and enhance our brand and expand our immersive product and service offerings;

•	attract, integrate, retain and motivate qualified personnel; and

•	adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives.

Additional capital or strategic alternatives may be required for us to continue our operations and as a result, the independent auditors’ report includes an explanatory paragraph that states that significant matters exist, including the change in the relationship with our largest customer, that raise substantial doubt about our ability to continue as a going concern

As of December 31, 2003, we had an accumulated deficit of $504 million. In June 2003, we amended our commercial agreement with eBay, Inc., and we no longer provide any products or services to eBay. eBay represented approximately 87% of our total revenue for 2003. As a result of the loss of revenues from our largest customer, the lack of any sales history for our new security products, our past recurring losses from operations and our accumulated deficit, the independent auditors’ report includes an explanatory paragraph stating that significant matters exist that raise substantial doubt about our ability to continue as a going concern.

We believe our $12.3 million of cash reserves (cash and cash equivalents of $10.24 million, short-term restricted investments of $1.10 million, long-term restricted cash of $0.63 million and short-term investments of $0.33 million) at December 31, 2003, may be sufficient to fund operations for 2004, assuming we are successful in the sale of new products and increasing our revenues and continue to see improvement in our overall cost structure. If we are not successful in increasing our revenues or cutting costs, we may be required to reduce operations further or seek additional private equity financing or financing from other sources, or consider other strategic alternatives, including a possible merger, sale of assets or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing stockholders. The holders of our Series B preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our Company or in the event of our liquidation, dissolution or winding up. We have included a “going concern” footnote in our audited financial statements for fiscal 2003. See Financial Statements — Note 3.

Our operating results are highly dependent on the development of new products and technologies, and marketing them in order to generate revenue from new markets

Our results are subject to risks related to our significant investment in developing and introducing new products and services. These risks include: (i) difficulties and delays in the development, production, testing and marketing of products and services; (ii) customer acceptance; (iii) the development of industry standards; (iv) the significant amount of resources we must devote to the development of new technology; and (v) the ability to differentiate our products or services and compete with other companies in the same markets.

Our operating results are highly dependent on obtaining adequate supplies of the components of our products

Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers and internal manufacturing capacity. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our revenues and operating results.

Our operating results are highly dependent on generating recurring revenue from our Rimfire service, and we must be successful in adding new Rimfire service customers and generating revenue from new and existing markets

Substantially all of our recurring revenue has been derived from transaction fees generated by our Rimfire service. In particular, eBay was our largest Rimfire customer. eBay represented approximately 87% of total revenue and 96% of total Rimfire service revenue for 2003. As announced in June 2003, we amended our then current commercial agreement with eBay and we no longer provide any products or services to eBay as of November 1, 2003. We continue to diversify and add additional Ad Technologies’ customers and are currently targeting image management for publications, on-line and off line classified advertising and other business opportunities. If we fail to add significant customers and increase revenues in this segment of our business, our results of operations and cash flows could be adversely affected. In addition, we must continue to improve and enhance our Rimfire service. If we fail to do so in a timely manner, or if we suffer a decrease in demand for our products and services, our revenue will decrease.

Failure to manage expenses would prevent us from achieving profitability

We may have to increase our operating expenses in order to increase our customer base, enhance our brand image and support our growing infrastructure. In order for us to become profitable, we must increase our revenues and gross profit margins sufficiently to cover current and future operating expenses. If we fail to do so, we may never achieve sustained profitability.

In response to the Q4 2003 loss of revenues from our largest customer and challenging market conditions, we initiated certain cost-reduction programs. In late 2003, we reduced the number of employees in the business unit which previously supported our largest customer. We have completed the required personnel actions and completed the outsourcing of certain of our network management operations. Also, we are streamlining our external spending on marketing and administration. As a result, we hope to lower our future break-even revenue level. In order to be successful, however, we must replace this lost revenue. If we fail to do so, we may be required to implement further cost reductions that could adversely affect our business.

Since the first half of 2000, we have been reducing costs and simplifying our product portfolios in all of our businesses. We discontinued product lines, exited businesses, consolidated operations and reduced our employee population. The impact of these cost-reduction efforts on our revenues and profitability may influence our ability to successfully complete these ongoing efforts; our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete; the risk that we may not be able to retain key employees; our manufacturing capabilities; and the performance of other parties under outsourcing arrangements.

An important cost-reduction action is to outsource most of our network operations. While we have business and risk management plans in place in case delivery, quality or capacity is significantly reduced or eliminated by a co-location facility, our current size does not allow us to have numerous alternative vendors; and, accordingly, our operations could be disrupted for extended periods of time. As a result, we could have difficulties performing our services and our revenues and operating result could be negatively impacted.

Another cost-reduction action has been to develop outsourcing arrangements for the design and/or manufacture of certain products and components. If these third parties fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our orders and our revenues and operating results could be negatively impacted.

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

While we believe that our issued patents and pending patent applications help to protect our business, there can be no assurance that:

•	any patent can be successfully defended against challenges by third parties;

•	pending patent applications will result in the issuance of patents;

•	our competitors or potential competitors will not devise new methods of competing with us that are not covered by our patents or patent applications;

•	new prior art will not be discovered which may diminish the value of or invalidate an issued patent; or

•	a third party will not have or obtain one or more patents that prevent us from practicing features of our business or will require us to pay for a license to use those features.

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

We may not be successful in expanding our business into international markets

A part of our long-term strategy has been to expand into international markets. The success of any additional foreign operations will be substantially dependent upon our entering and succeeding in those markets, including through distributors, joint ventures or other indirect strategies. We may experience difficulty in managing international operations as a result of competition, technical problems, distance, language or cultural differences.

As we manage our international efforts, we will be subject to a number of risks, including the following:

•	failure of foreign countries to rapidly adopt the Internet, digital imaging or other required technologies;

•	unexpected changes in regulatory requirements, especially regarding the Internet;

•	slower payment and collection of accounts receivable than in our domestic market; and

•	political and economic instability.

We cannot assure you that we will be able to successfully market our products in foreign markets.

We are susceptible to breaches of on-line commerce security

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

Concentrated control over our voting stock could adversely affect stockholders

The holders of our Series B preferred stock beneficially owned over 60% of our outstanding voting stock. As a result, these stockholders are able to exercise control over certain matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such control could discourage others from initiating potential merger, takeover or other change of control transactions. As a result, the market price of our common stock could be adversely affected.

Conversion of Series B Preferred Stock into Common Stock and the payment of accrued dividends associated with such Preferred Stock could adversely affect stockholders

The holders of our Series B preferred stock may at their election convert each share of preferred stock into approximately 9.2 shares of our registered common stock. Accrued dividends on the preferred stock become due and payable upon such conversions. The holder of the preferred stock may elect to receive the dividends in additional common stock or cash. As a result, these conversions could require us to use available funds to finance dividends or dilute existing shareholders by introducing new common stock into the market. As a result, our financial condition or the market price of our common stock could be adversely affected.

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

Because many of our product and service offerings are intended to enhance Internet commercial transactions, the success of our business will be dependent upon continued growth of Internet commerce

Many of our products and services are intended to enhance and facilitate commercial transactions over the Internet. Our future revenues are substantially dependent upon the widespread acceptance and use of the Internet and other on-line services as a medium for commerce by consumers and sellers. If continued acceptance and growth of Internet use does not occur, it could have a material adverse effect on our business.

The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and in the amount of traffic. Continued development and maintenance of the Internet’s infrastructure to handle this increased traffic must continue. In addition, timely development of complimentary products, such as high-speed modems, providing reliable Internet access and services will also be required.

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

Our market is highly competitive, and our business may suffer if we are unable to compete successfully

The market for our immersive products and our Rimfire products and services are new and rapidly evolving. Competition for Rimfire primarily comes in the form of a buy vs. build analysis. The market for immersive products and services is intensely competitive. We compete with other providers of immersive imaging technology, such as BeHere Corporation, Remote Reality and EasyPano. Each of these companies develops and markets products and services similar to ours. We expect additional competition from other emerging and established companies. There can be no assurance that the Company’s current and potential competitors will not develop products that are more effective than our current or future products, or that our products and technology will not be rendered obsolete by such developments. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to promotion and sale of their products than us. Our business will suffer if we are unable to compete effectively.

Terrorist activities and resulting military and other actions could adversely affect our business

Terrorist attacks in recent years have disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad, and the continued military action and heightened security measures, may cost significant disruptions to global commerce. Such disruptions could result in the delay or cancellation of customer orders, a general decrease in corporate spending on information technology or our ability to effectively market and sell our products and services. Such events could have material adverse affect on our business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of the end of the period covered by this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company and the Company’s consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period this annual report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 4, 2004, to be filed with the SEC pursuant to Regulations 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 4, 2004, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 4, 2004, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 4, 2004, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 4, 2004, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 15. Exhibits, Financial Statement Schedules and Reports on form 8-K.

     (a)

     (1) The following documents are filed as part of this Annual Report on Form 10-K:

     (2) Except as provided below, all schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Report Of Independent Auditors On
Financial Statement Schedule

To the Board of Directors and Stockholders of
IPIX Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 24, 2004 appearing in this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedule. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 24, 2004

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS 2001, 2002 AND 2003

		ADDITIONS
	BALANCE BEGINNING	(DEDUCTIONS)	WRITE-OFFS AND	BALANCE AT END OF
DESCRIPTION	OF PERIOD	CHARGED TO EXPENSE	DEDUCTIONS	PERIOD
2001
Allowance for doubtful accounts	$4,617	$4,421	$(6,867)	$2,171
Valuation allowance on deferred tax assets	(95,851)	—	82,180	(13,671)
Provision for excess and obsolete inventory	203	276	14	493
2002
Allowance for doubtful accounts	$2,171	$(279)	$(1,684)	$208
Valuation allowance on deferred tax assets	(13,671)	—	(7,051)	(20,722)
Provision for excess and obsolete inventory	493	—	(333)	160
2003
Allowance for doubtful accounts	$208	$8	$216	$—
Valuation allowance on deferred tax assets	(20,722)	—	(7,640)	(28,362)
Provision for excess and obsolete inventory	160	(12)	—	148

     (b) Reports on Form 8-K.

A Form 8-K was filed on November 6, 2003, under Item 12, furnishing the Company’s press release for the Company’s third quarter 2003 financial results.

     (c) Exhibits.

     The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999 (File No. 333-80639)).

3.1(a)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Form S-1 as filed with the Commission on March 17, 2000).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Form 10-Q as filed with the Commission on November 14, 2000).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated herein by reference to Form 8-A as filed with the Commission on November 2, 2000).

3.3	Amended Certificate of Designations of Series B Preferred Stock (incorporated herein by reference to Form 8-K as filed with the Commission on October 3, 2001).

4.1	Form of certificate representing the common stock, $.001 par value per share of IPIX Corporation (incorporated herein by reference to Form 10-K as filed with the Commission on March 29, 2000).

4.2	Rights Agreement dated October 31, 2000 between IPIX Corporation and EquiServe (incorporated herein by reference to Form 8-A as filed with the Commission on November 2, 2000).

4.3	Registration Rights Agreement dated May 14, 2001 between IPIX Corporation and Image Investors Portfolio, a separate series of Memphis Angels, LLC (incorporated herein by reference to Form 8-K as filed with the Commission on May 29, 2001).

10.1*	Employment Agreement dated July 1, 2001, between IPIX Corporation and Donald W. Strickland (incorporated herein by reference to Form 10-Q as filed with the Commission on August 14, 2001).

10.2*	Employment Agreement dated July 1, 2001, between IPIX Corporation and Paul A. Farmer (incorporated herein by reference to Form 10-Q as filed with the Commission on August 14, 2001).

10.3*	Employment Agreement dated July 1, 2001 between IPIX Corporation and Sarah Pate (incorporated herein by reference to Form 10-K as filed with the Commission on March 31, 2003).

10.4	Reserved

10.5	Amended and Restated IPIX Corporation 2001 Equity Incentive Plan (incorporated herein by reference to Form S-8 as filed with the Commission on January 16, 2002).

10.6	Amended and Restated 1997 Equity Compensation Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139).

10.7	Amended and Restated 1998 Employee, Director and Consultant Stock Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139)).

10.8	1999 Employee Stock Purchase Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139)

10.9	2000 Equity Incentive Plan (incorporated herein by reference to Form S-8 as declared effective on June 27, 2000 (File No. 333-40160).

10.10	PictureWorks Technology, Inc. 1994 Stock Option Plan (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

10.11	PictureWorks Technology, Inc. 1996 Stock Option Plan (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

10.12	PictureWorks Technology, Inc. 1997 Stock Option Plan (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

10.13	Form of Indemnification Agreement between the Registrant and each of its directors and officers (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999 (File No. 333-80639)).

10.14	Acquisition Agreement dated January 12, 2001 between IPIX Corporation and Homestore Virtual Tours, Inc. (incorporated herein by reference to Form 8-K as filed with the Commission on January 29, 2001).

10.15**	License Agreement dated January 12, 2001 between IPIX Corporation and Homestore Virtual Tours, Inc. (incorporated herein by reference to Form 10-K as filed with the Commission on April 2, 2001).

10.16**	Visual Content Service Agreement, as amended, between IPIX Corporation and eBay Inc. (incorporated herein by reference to Form 10-Q filed with the Commission on October 31, 2001) as amended by Amendment #3 dated June 27, 2003 (incorporated herein by reference to Form 8-K filed with the Commission on June 30, 2003).

10.17	Purchase Agreement between IPIX Corporation and eBay Inc. dated September 26, 2001 (incorporated herein by reference to Form 10-Q filed with the Commission on October 31, 2001).

10.18	Master Lease Agreement between IPIX Corporation and eBay Inc. dated September 26, 2001 (incorporated herein by reference to Form 10-Q filed with the Commission on October 31, 2001).

10.19	Purchase Agreement between IPIX Corporation and eBay Inc. dated December 1, 2001(incorporated herein by reference to Form 10-K filed with the Commission on March 29, 2002).

10.20	Purchase Agreement No. 3 between the Company and eBay Inc. dated May 31, 2002 (incorporated herein by reference to Form 10-Q filed with the Commission on August 13, 2002).

14.1#	Code of Ethics for Chief Executive Officer and Senior Financial Officers

14.2#	Code of Business Conduct and Ethics

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Form 10-K filed with the Commission on March 31, 2003).

23.1#	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (included on page 28)

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Executive Compensation Plan or Agreement

**	Portions of the exhibit have been omitted pursuant to a request for confidential treatment.

#	Filed Herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPIX CORPORATION
	By:	/s/ Donald W. Strickland
Donald W. Strickland
Date: March 29, 2004		President and Chief Executive Officer

POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints Donald W. Strickland, Paul A. Farmer and Matthew S. Heiter, or any of them, as such person’s true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person’s name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments to this Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Donald W. Strickland Donald W. Strickland	President, Chief Executive Officer and Director	March 29, 2004
/s/ Paul A. Farmer Paul A. Farmer	Chief Financial Officer (Chief Accounting Officer)	March 29, 2004
/s/ David M. Wilds David M. Wilds	Chairman of the Board of Directors	March 29, 2004
/s/ Michael D. Easterly Michael D. Easterly	Director	March 29, 2004
/s/ Laban P. Jackson, Jr. Laban P. Jackson, Jr.	Director	March 29, 2004
/s/ Andrew P. Seamons Andrew P. Seamons	Director	March 29, 2004

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
IPIX Corporation:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of IPIX Corporation and its subsidiaries (the “Company”) at December 31, 2002 and 2003 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets.”

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, there are significant matters concerning the Company, including the change in relationship with its largest customer, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California

March 24, 2004

IPIX CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2002	2003

	(In thousands, except share
	and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,020	$10,241
Restricted cash and short term investments	2,972	1,100
Short term investments	—	331
Accounts receivable, net of allowance for doubtful accounts of $208 in 2002 and $0 in 2003	3,535	261
Inventory, net of reserve for obsolescence of $160 in 2002 and $148 in 2003	181	398
Prepaid expenses and other current assets	984	1,523

Total current assets	10,692	13,854
Computer hardware, software and other, net	4,631	1,578
Restricted cash and other long term assets	70	852
Goodwill	3,042	—

Total assets	$18,435	$16,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$360	$612
Accrued liabilities	5,426	3,342
Deferred revenue	85	76
Current portion of obligations under capital leases	2,403	608

Total current liabilities	8,274	4,638
Obligations under capital leases, net of current portion	1,459	—
Other long term liabilities	310	181

Total liabilities	10,043	4,819

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value:	1	1
Authorized: 5,001,100 shares in 2002 and 2003 Issued and outstanding: 1,115,080 in 2002 and 1,003,830 in 2003 (Aggregate liquidation value: $24,560 in 2002 and $23,716 in 2003)
Common stock, $0.001 par value:	7	9
Authorized: 50,000,000 in 2002 and 2003 Issued and outstanding: 6,795,007 in 2002 and 8,678,729 in 2003
Class B common stock, $0.0001 par value:	—	—
Authorized: 7,421,536 shares in 2002 and 2003 Issued and outstanding: 17,948 shares in 2002 and 14,000 shares in 2003
Additional paid-in capital	513,995	515,186
Accumulated other comprehensive loss	(494)	—
Accumulated deficit	(505,117)	(503,731)

Total stockholders’ equity	8,392	11,465

Total liabilities and stockholders’ equity	$18,435	$16,284

The accompanying notes are an integral part of these consolidated financial statements.

IPIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR YEARS ENDED DECEMBER 31,
	2001	2002	2003
	(In thousands, except per share data)
REVENUES:
Products	$14,758	$6,512	$10,503
Services	14,148	15,901	18,336

Total revenue	28,906	22,413	28,839

COST OF REVENUES:
Products	7,270	2,145	1,582
Services	4,991	6,583	6,538

Total cost of revenue	12,261	8,728	8,120

Gross profit	16,645	13,685	20,719

OPERATING EXPENSES:
Sales and marketing	21,252	7,607	7,605
Research and development	7,671	4,862	4,553
General and administrative	15,816	2,933	3,452
Amortization of intangibles	2,433	—	—
Impairment of intangibles	—	—	3,042
Loss on disposal of assets	1,655	—	—
Restructuring and impairment	11,655	687	89

Total operating expenses	60,482	16,089	18,741

Income (loss) from operations	(43,837)	(2,404)	1,978
OTHER INCOME (EXPENSE):
Interest expense	(10,667)	(183)	(158)
Interest income	305	456	65
Patent infringement award	—	1,000	—
Loss on foreign currency	—	—	(491)
Other expense	(380)	(12)	(8)

Net income (loss) before extraordinary item	(54,579)	(1,143)	1,386
Extraordinary item	901	—	—

Net income (loss)	(53,678)	(1,143)	1,386
Preferred stock dividends	—	(1,784)	(1,778)

Net loss available to common stockholders	$(53,678)	$(2,927)	$(392)

Net loss per common share:
Basic	$(8.22)	$(0.43)	$(0.05)
Diluted	$(8.22)	$(0.43)	$(0.05)
Weighted average common shares — Basic and diluted	6,534	6,794	7,365

The accompanying notes are an integral part of these consolidated financial statements.

IPIX CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2001 TO DECEMBER 31, 2003
(In thousands, except share amounts)

	Class B Common Stock		Series B Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Number	Amount
Balance, December 31, 2000	404,173	$—	—	$—	5,946,402	$6
Stock issued on exercise of stock options	—	—	—	—	37,977	—
Stock issued from employee stock purchase plan	—	—	—	—	31,581	—
Stock issued from option exchange program	—	—	—	—	137,684	—
Notes receivable from stockholders	—	—	—	—	—	—
Unearned stock-based compensation	—	—	—	—	—	—
Sale of convertible debt and preferred stock	—	—	1,115,080	1	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—
Dividend to stockholder	—	—	—	—	190,000	—
Conversion of Class B common stock	(386,225)	—	—	—	386,225	1
Net loss	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—

Balances, December 31, 2001	17,948	$—	1,115,080	$1	6,729,869	$7

		Notes		Accumulated
	Additional	Receivable	Unearned Stock-	other
	Paid-in	from	Based	Comprehensive	Accumulated
	Capital	Stockholder	Compensation	Income (Loss)	Deficit	Total
Balance, December 31, 2000	$484,151	$(2,349)	$(3,361)	$62	$(450,296)	$28,213
Stock issued on exercise of stock options	28	—	—	—	—	28
Stock issued from employee stock purchase plan	86	—	—	—	—	86
Stock issued from option exchange program	969	—	(970)	—	—	—
Notes receivable from stockholders	—	2,170	—	—	—	2,170
Unearned stock-based compensation	310	—	(310)	—	—	—
Sale of convertible debt and preferred stock	30,962	—	—	—	—	30,962
Amortization of unearned stock-based compensation	—	—	4,499	—	—	4,499
Dividend to stockholder	(2,979)	—	—	—	—	(2,979)
Conversion of Class B common stock	(1)	—	—	—	—	—
Net loss	—	—	—	—	(53,678)	(53,678)
Other comprehensive loss	—	—	—	(531)	—	(531)

Balances, December 31, 2001	$513,526	$(179)	$(142)	$(469)	$(503,974)	$8,770

	Class B Common Stock		Series B Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Number	Amount
Balance, December 31, 2001	17,948	$—	1,115,080	$1	6,729,869	$7
Stock issued on exercise of stock options	—	—	—	—	32,500	—
Stock issued from employee stock purchase plan	—	—	—	—	32,638	—
Notes receivable from stockholders	—	—	—	—	—	—
Unearned stock-based compensation	—	—	—	—	—	—
Reversal of accrued stock issuance costs	—	—	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—

Balances, December 31, 2002	17,948	$—	1,115,080	$1	6,795,007	$7

		Notes		Accumulated
	Additional	Receivable	Unearned Stock-	other
	Paid-in	from	Based	Comprehensive	Accumulated
	Capital	Stockholder	Compensation	Income (Loss)	Deficit	Total
Balance, December 31, 2001	$513,526	$(179)	$(142)	$(469)	$(503,974)	$8,770
Stock issued on exercise of stock options	84	—	—	—	—	84
Stock issued from employee stock purchase plan	47	—	—	—	—	47
Notes receivable from stockholders	—	179	—	—	—	179
Unearned stock-based compensation	29	—	(29)	—	—	—
Reversal of accrued stock issuance costs	309	—	—	—		309
Amortization of unearned stock-based compensation	—	—	171	—	—	171
Net loss	—	—	—	—	(1,143)	(1,143)
Other comprehensive loss	—	—	—	(25)	—	(25)

Balances, December 31, 2002	$513,995	$—	$—	$(494)	$(505,117)	$8,392

	Class B Common Stock		Series B Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Number	Amount
Balance, December 31, 2002	17,948	$—	1,115,080	$1	6,795,007	$7
Stock issued on exercise of stock options	—	—	—	—	771,056	1
Stock issued from employee stock purchase plan	—	—	—	—	79,969	—
Shares issued from Series B dividend	—	—	—	—	4,416	—
Foreign translation loss	—	—	—	—	—	—
Dividend attributable to Series B conversion	—	—	—	—	—	—
Conversion of Class B common stock	(3,948)	—	—	—	3,948	—
Conversion of Series B Preferred Stock	—	—	(111,250)	—	1,024,333	1
Net income	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—

Balances, December 31, 2003	14,000	$—	1,003,830	$1	8,678,729	$9

	Additional	Accumulated other
	Paid-in	Comprehensive	Accumulated
	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2002	$513,995	$(494)	$(505,117)	$8,392
Stock issued on exercise of stock options	1,468	—	—	1,469
Stock issued from employee stock purchase plan	88	—	—	88
Shares issued from Series B dividend	18	—	—	18
Foreign translation loss	—	491	—	491
Dividend attributable to Series B conversion	(382)	—	—	(382)
Conversion of Class B common stock	—	—	—	—
Conversion of Series B Preferred Stock	(1)	—	—	—
Net income	—	—	1,386	1,386
Other comprehensive loss	—	3	—	3

Balances, December 31, 2003	$515,186	$—	$(503,731)	$11,465

     The accompanying notes are an integral part of these consolidated financial statements.

IPIX CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
	2001	2002	2003
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(53,678)	$(1,143)	$1,386
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,477	3,400	3,164
Impairment and amortization of intangibles	2,434	—	3,042
Provision for doubtful accounts receivable	4,421	(279)	8
Provision for inventory obsolescence	276	—	(12)
Loss on foreign exchange	—	—	491
Interest charge for amortization of discount on convertible debt	10,000	—	—
Non-cash compensation expense	4,449	171	—
Forgiveness of debt	2,193	—	—
Impairment loss	1,122	—	—
Loss (gain) on disposal of assets	1,655	—	(177)
Extraordinary gain	(901)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,546	(2,335)	3,266
Inventory	566	38	(205)
Prepaid expenses and other assets	904	(103)	(632)
Other long term assets	1,199	(70)	(782)
Accounts payable	(2,697)	(1,140)	252
Accrued expenses	(3,825)	(1,723)	(837)
Deferred revenue	158	(1,507)	(9)

Net cash provided by (used in) operating activities	(26,651)	(4,691)	8,955

Cash flow from investing activities:
Purchases of computer hardware, software and other	(1,440)	(3,508)	(909)
Purchase of short term investments	—	(1,400)	(1,431)
Proceeds from sale of assets	8,666	—	—
Maturities of short term investments	6,000	—	1,400

Net cash provided by (used in) investing activities	13,226	(4,908)	(940)

Cash flows from financing activities:
Proceeds from issuance of common stock	114	131	1,557
Net proceeds from issuance of convertible debt and exercise of warrants for preferred stock	20,666	—	—
Dividend attributable to Series B preferred stock conversion	—	—	(364)
Proceeds from sale/leaseback	2,840	3,870	—
Repayments of capital lease obligations and notes payable	(2,762)	(2,460)	(1,990)
Distribution to stockholders	(839)	—	—

Net cash provided by (used in) financing activities	20,019	1,541	(797)

Effect of exchange rate changes on cash	(813)	(25)	3

Net increase (decrease) in cash and cash equivalents	5,781	(8,083)	7,221
Cash and cash equivalents, beginning of period	5,322	11,103	3,020

Cash and cash equivalents, end of period	$11,103	$3,020	$10,241

SUPPLEMENTAL DATA

	For the years ended December 31,
	2001	2002	2003
Unearned stock-based compensation related to stock options and warrants	$1,280	$29	$—
Interest paid	667	183	158
Conversion of accrued interest into Series B preferred stock	227	—	—

The accompanying notes are an integral part of these consolidated financial statements.

IPIX CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF OPERATIONS

IPIX Corporation (“IPIX” or “Company”), formally Internet Pictures Corporation, provides mission-critical imaging solutions for commerce, communication and security applications. The Company’s solutions create, process and manage a rich variety of media including still images, 360-degree by 360-degree immersive images and video. In 2003, the Company’s business units moved from being technology focused (Immersive Video Solutions, Transaction Services and Immersive Still Solutions) to being market focused in order to better serve the needs of its customers. The Company is now organized into three business units: IPIX Security, IPIX Ad Technologies and IPIX InfoMedia, respectively. IPIX Security provides security and surveillance products and services for commercial and governmental customers. IPIX Ad Technologies focuses on the sale of complete solutions to customers who rely on visual data to create effective directional advertising such as publishers of newspaper classifieds, yellow page directories, on-line auctions, real estate and autos classifieds. IPIX InfoMedia focuses on the sale of immersive still technology licenses for the on-line real estate, travel and hospitality and visual documentation markets.

IPIX’s extensive intellectual property covers patents for immersive imaging, video and surveillance applications.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of IPIX Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada) and PW Technology, Inc. The consolidation of these entities will collectively be referred to as the Company. All significant intercompany balances and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company’s Canadian and United Kingdom subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into the Company’s functional currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities and transactions are translated at exchange rates prevailing at the respective transaction dates. Revenue and expenses are translated at the average rates of exchange during the year. Translation gains and losses are recorded in accumulated other comprehensive income. Transaction exchange gains and losses are included in the statement of operations and have not been material for any periods presented. As of December 31, 2003, the Company has ceased operations in its Canadian and United Kingdom subsidiaries and the Company is in the process of liquidating such subsidiaries; accordingly, the balance in the accumulated other comprehensive loss account has been recognized in the statement of operations for the year ended December 31, 2003.

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

At December 31, 2002 and 2003, the Company had a certificate of deposit of $1,400 and $1,431, respectively, with a remaining maturity of six months and an interest rate of 2.25% and 0.95%, respectively. The certificates of deposit are classified as short-term investments. At December 31, 2002 and 2003, $1,400 and $1,100, respectively, of those investments have been provided as collateral for a letter of credit related to certain capital lease obligations and, accordingly, classified as restricted.

At December 31, 2003, the Company had $630 of its cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in 2005 and, accordingly, classified as long-term restricted cash. The remaining balance of restricted cash at December 31, 2002 relates primarily to certain customer deposits.

Interest income includes interest, amortization of purchase premiums and discounts and realized gains and losses on sales of securities. A realized loss of $282 was recognized in 2001 primarily because of the write down of various investments.

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

The following table summarizes the revenue from customers in excess of 10% of total revenues:

	Years ended December 31,
	2001	2002	2003
	(unaudited)
Homestore	23%	16%	3%
eBay	21%	60%	87%

At December 31, 2003, Homestore and eBay represented 22% and 0% of accounts receivable, respectively. All amounts due from Homestore as of December 31, 2003, were collected in full during February 2004. At December 31, 2002, Homestore and eBay represented 0% and 83% of accounts receivable, respectively. Net income for the year ended December 31, 2003 includes a one-time $8.0 million license fee from eBay for the Company’s Rimfire technology and other services. As announced in June 2003, the Company amended its then current commercial agreement with eBay. The Company no longer provides any products or services to eBay as of November 1, 2003.

INVENTORY. Inventory, which consists primarily of digital cameras and related hardware, is stated at the lower of cost or market, with costs determined using standard costs (which approximate actual first-in, first-out costs). The Company records a provision for obsolete inventory whenever impairment has been identified.

PREPAID EXPENSES. Prepaid expenses consist primarily of pre-payments of a co-location facility, insurance, maintenance and rent, which will be reflected as an expense during the periods benefited. At December 31, 2003, $785 remained from the pre-payment to the co-location facility.

COMPUTER HARDWARE, SOFTWARE AND OTHER. Computer hardware and software are recorded at cost and are depreciated primarily using the straight-line method over estimated useful lives, which range from two to three years. Furniture and fixtures are depreciated over the estimated useful life, which range from two to five years. Leasehold improvements are amortized over the term of the lease or estimated useful life, which ranges from one to five years. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in operations as incurred.

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

GOODWILL AND OTHER INTANGIBLES. Under FAS 142,“Goodwill and Other Intangibles”, the Company no longer amortizes goodwill but rather evaluates goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The Company periodically reviews the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. The reviews determine whether future cash flows over the remaining estimated useful lives of the assets provide for recovery of the assets. In assessing the recoverability of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. These estimates include forecasted revenues and operating expenses, which are inherently difficult to predict. The Company’s assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

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

As of December 31, 2003, the Company has ceased operations in and is in the process of liquidating its Canadian and United Kingdom subsidiaries; accordingly, the balance in the intercompany accounts with these subsidiaries has been recognized for tax purposes only in the results of operations for the year ended December 31, 2003. Prior to 2003, Interactive Pictures UK Limited was not included in the tax filing of its parent, IPIX Corporation. As a result, Interactive Pictures UK Limited filed a separate return with the United Kingdom tax authorities. Prior to 2003, Internet Pictures (Canada), Inc. was not included in the tax filing of its parent, IPIX Corporation. As a result, Internet Pictures (Canada), Inc. filed a separate return with Canadian tax authorities.

REVENUE RECOGNITION. The Company recognizes revenue in accordance with SOP 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company derives its revenue from product revenue and services it provides to its customers. Product revenue includes InfoMedia hardware and licenses, IPIX Security hardware and licenses, as well as Ad Technology license revenue. Service revenues are primarily from transactions where a seller uses IPIX image management products to enhance their on-line offering.

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

Transaction hosting revenues are recognized ratably as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed or determinable and collection of the resulting receivable was reasonably assured. Revenues generated from professional services are recognized as the related services are performed. When such professional services are combined with on-going transaction services or are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized while the transaction services are performed, on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” and ARB No. 45, “Long-Term Construction-Type Contracts.” Reimbursements received for out-of-pocket expenses incurred are characterized as revenue in the statement of operations.

Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under EITF 00-21, which is codified in SEC Staff Accounting Bulletin No. 104 “SAB 104.” Multiple element arrangements primarily involve an arrangement with professional services and transaction hosting. Revenue is recognized as each element is earned, namely upon completion of the services, provided that the fair value of the undelivered element(s) has been determined, the delivered element has stand-alone value, there is no right of return on delivered element(s), and the Company is in control of delivery of the undelivered element(s).

Royalties derived from desktop imaging products were recognized as revenues upon receipt of the royalty sell-through reports from customers, which are generally in the quarter following the quarter in which the sale by the customer took place.

Payments received in advance are initially recorded as deferred revenue and recognized ratably as obligations are fulfilled.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Carrying amounts of the Company’s financial instruments including short-term investments, accounts receivable, accounts payable, accrued liabilities approximate fair value due to their short maturities. Obligations under capital leases are recorded at discounted value of the future lease payments and approximate fair value.

RESEARCH AND DEVELOPMENT COSTS. Research and development expenditures are expensed as incurred.

ADVERTISING EXPENSES. All advertising expenditures are expensed as incurred. Advertising expenses for 2001, 2002 and 2003, were $4,130, $2,017 and $1,526, respectively.

STOCK-BASED COMPENSATION. The Company has adopted the disclosure provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation” (“FAS 123”) as amended by FAS No. 148, “Accounting for Stock-based Compensation.” The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and exercise price of the option. Stock and other equity instruments issued to non-employees have been accounted for in accordance with FAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services,” and valued using the Black-Scholes model.

The following table illustrates the effect on net income (loss) available to common stockholders and earnings per share if the Company had adopted the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	For Years Ended December 31,
	2001	2002	2003
	(In thousands, except per share)
Net loss available to common stockholders before extraordinary gain	$(54,579)	$(2,927)	$(392)
Extraordinary gain	901	—	—

Net loss available to common stockholders	(53,678)	(2,927)	(392)
Add employee stock compensation expense included in reported net loss	3,213	171	—
Less total stock-based employee compensation expense determined under fair value based methods for all awards	(11,503)	(5,742)	(1,472)

Adjusted net loss available to common stockholders	$(61,968)	$(8,498)	$(1,864)

Basic net loss per common share:
Net loss available to common stockholders before extraordinary gain	$(8.36)	$(0.43)	$(0.05)
Extraordinary gain	0.14	—	—

Net loss available to common stockholders before pro-forma charges	(8.22)	(0.43)	(0.05)
Net effect of pro-forma charges	(1.27)	(0.82)	(0.20)

Adjusted basic net loss per common share available to common stockholders	$(9.49)	$(1.25)	$(0.25)

Under FAS 123, grants under the Employee Stock Purchase Plan (“ESPP”) have a look-back feature and a 15% discount and accordingly would have had compensation expense calculated as a result. The fair value disclosure associated with the ESPP grants is included in the fair value pro-forma information above.

The minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected lives of three to four years in 2001, 2002 and 2003; risk free interest rate of 4.7% to 5.4% in 2001, 4.0% to 4.5% in 2002 and 3.5% to 4.0% in 2003; expected dividends of zero in 2001, 2002 and 2003; and volatility of 271% in 2001, 92% in 2002 and 114% in 2003.

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

SEGMENT REPORTING. The Company uses a “management” approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. Segment reporting includes disclosures about products and services, geographic areas and major customers for years ending December 31, 2001, 2002 and 2003. In addition, for fiscal years 2001, 2002 and 2003, segment reporting includes the Company’s primary business units: Ad Technologies, Security and InfoMedia.

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

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

	FOR YEARS ENDED DECEMBER 31,
	2001	2002	2003
WEIGHTED AVERAGE EFFECT OF POTENTIAL COMMON SHARES:
Series B preferred stock	2,700,387	10,267,096	10,924,287
Employee stock options	539,983	195,866	960,851
Warrants to purchase Series B preferred stock	2,051,902	—	218,446
Convertible debentures	1,702,756	—	—

	6,995,028	10,462,962	12,103,584

In 2003, the Company’s common stock had an average share price of $2.39. The average strike price of the warrants to purchase common stock is $12.15 and the average strike price of employee stock options is $6.29. Not included in the table above are 989,762 shares issuable upon exercise of options and 1,057,699 shares issuable upon exercise of warrants, all of which have a strike price above the average share price during 2003.

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

COMPREHENSIVE INCOME (LOSS). The Company follows FAS No. 130, “Reporting Comprehensive Income” (“FAS 130”), which establishes requirements for reporting and displaying comprehensive income (loss) and its components. FAS 130 requires net unrealized gains or losses on the Company’s available-for-sale securities and foreign currency translation adjustments to be reported as accumulated other comprehensive income (loss).

The components of comprehensive income (loss) are as follows:

	FOR YEARS ENDED DECEMBER 31,
	2001	2002	2003
Net income (loss)	$(53,678)	$(1,143)	$1,386
Foreign currency translation adjustment	(813)	(25)	(3)
Fair market value adjustment of investments	282	—	—

Comprehensive income (loss)	$(54,209)	$(1,168)	$1,383

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the EITF reached a consensus on Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”). EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company adopted this standard in the quarter ended September 30, 2003 and the adoption did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities (“VIE”), an Interpretation of ARB No. 51” (“FIN 46”) and in December 2003, issued a revised interpretation (“FIN 46-R”). FIN No. 46, as revised, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the first quarter of 2004. The adoption of FIN 46-R is not expected to have a significant effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued FAS No. 150, “Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). FAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). FAS 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for the financial instrument created before November 2003 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Company does not believe that the adoption of this statement will have a material impact on its financial position, results of operations or cash flows.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which superceded SAB 101, Revenue Recognition in Financial Statements. SAB 104’s primary purpose is to rescind account guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the “FAQ”) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not materially affect the Company’s revenue recognition policies, or its results of operations, financial position or cash flows.

RECLASSIFICATIONS

Certain amounts reported in the previous period have been reclassified to conform to the current period presentation. The reclassifications did not affect the previously reported total revenue, operating loss, net loss, total current assets, total assets or stockholders’ equity.

3. GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. During the year ended December 31, 2003 and in the prior fiscal years, the Company has experienced, and continues to experience, certain issues related to cash flow and profitability. Additionally, the Company’s relationship with its largest customer changed in 2003 as noted below. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it can generate sufficient cash flow to fund its operations through the launch and sale of new products in early 2004 in two of the Company’s three business units. In addition, management will monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. Management will focus on operating costs in relation to revenue generated.

During 2003, the Company changed its relationship with its largest customer, eBay, which represented 87% of revenue for the year ended December 31, 2003. eBay licensed technology from the Company that had previously been used by the Company to provide eBay with recurring services. After November 2003, the Company no longer provides any services to eBay. As a result, the Company has a limited operating history as it will operate in 2004 and upon which an evaluation of its business and prospects in 2004 may be made. In addition, the Company is subject to generally prevailing economic conditions and, as such, the Company’s operating results in 2004 will be dependent upon its ability to provide quality products and services, the success of its customers and the appropriations processes of various commercial and governmental entities. Management believes, however, that the Company has sufficient cash resources to meet its funding needs for 2004. The Company finished 2003 with approximately $12.3 million in cash reserves (cash and cash equivalents of $10.24 million, short-term restricted investments of $1.10 million, long-term restricted cash of $0.63 million and short-term investments of $0.33 million). The Company began 2004 with three business units all at different stages in their development. Management expects to continue to make significant investments in the image management business and in the development, sale and marketing of new products for the security market, which may consume available cash reserves.

Depending upon the Company’s ability to sell its new products, the timeliness of collection of accounts receivable and other potential working capital needs, as well as the timing and rate of revenue growth and management’s ability to control costs, the Company may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to the Company. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations and thus would have an adverse effect on its financial position, results of operations and cash flow.

4. RESTRUCTURING AND OTHER

During 2001, 2002 and 2003, the Company recorded as a separate line item in its statements of operations restructuring charges which consist primarily of expenses associated with reductions in workforce, the consolidation of certain offices, principally lease obligations for vacated offices, as well as a write down of abandoned office equipment and leasehold improvements to net realizable values.

On March 1, 2001, the Company had 552 employees, but by the end of the second quarter of 2001 the Company had reduced its workforce by approximately 440 positions. The reductions were primarily in the full-service virtual real estate business. Included in the 2001 charges is a $1,462 impairment charge related to the write off of the unamortized portion of the Company’s directors’ and officers’ insurance policy. The Company was required to obtain a new policy due to the change in control related to the 2001 financing.

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

During October 2003, $89 of restructuring charges was recorded related to expenses associated with the lease obligations from previously vacated office space in San Ramon.

The activity in the current and long-term restructuring accruals for the years ended December 31, are as follows:

	Balance at		Payments/	Balance at		Payments/	Balance at		Payments/	Balance at
	December	Expense in	Write-offs	December	Expense	Write-offs	December	Expense in	Write-offs	December
	31, 2000	2001	in 2001	31, 2001	in 2002	in 2002	31, 2002	2003	in 2003	31, 2003
Restructuring Provisions:
Severance	$590	$4,537	$(4,027)	$1,100	$—	$(600)	$500	$—	$(500)	$—
Employee debt forgiveness	—	2,163	(2,163)	—	—	—	—	—	—	—
Write-offs and impairments	95	1,959	(2,054)	—	—	—	—	—	—	—
Lease obligations	1,344	3,006	(2,897)	1,453	687	(1,591)	549	89	(267)	371
Other	31	—	(31)	—	—	—	—	—	—	—

Total	$2,060	$11,665	$(11,172)	$2,553	$687	$(2,191)	$1,049	$89	$(767)	$371

LOSS ON DISPOSAL OF ASSETS

A subsidiary of Homestore purchased certain assets from the Company pursuant to the terms of an acquisition agreement dated January 12, 2001. Under the terms of the acquisition agreement, the subsidiary of Homestore purchased certain computers, furniture, fixtures and equipment and certain sales contracts with residential real estate brokers and agents. The Company used these assets in its operations providing virtual tours of residential real estate properties. As part of the acquisition, Homestore’s subsidiary hired certain sales force and customer service personnel. The purchase price for these assets was $12,000 in cash, of which $155 was paid directly to a lessor for certain capital lease obligations, $7,454 was deposited into control accounts for deferred revenue obligations and the remainder, $4,391, was paid to the Company. The Company also granted Homestore’s subsidiary an exclusive domestic license of certain of its virtual tour technology for the residential real estate market. In the first quarter of 2001, the Company recorded an extraordinary gain of $901 from the cash received from the 2001 agreement, resulting in the disposal of assets used to provide tours of residential real estate properties that were related to the 2000 pooling of Interactive Pictures Corporation and bamboo.com.

The $1,655 loss on the 2001 sale of the remaining residential real estate related assets that were unrelated to the pooling of Interactive Pictures Corporation and bamboo.com was included in loss on the disposal of assets in the accompanying statement of operations.

5. BALANCE SHEET ACCOUNTS

COMPUTER HARDWARE, SOFTWARE AND OTHER:

The components of computer hardware, software and other as of December 31 are as follows:

	2002	2003
Computer hardware and software	$9,729	$5,480
Fixtures and leasehold improvements	317	240

	10,046	5,720
Accumulated depreciation and amortization	(5,415)	(4,142)

Computer hardware, software and other, net	$4,631	$1,578

Computer hardware, software and other includes $6,220 and $1,564 of assets held under capital leases and related accumulated amortization of $2,337 and $1,154 at December 31, 2002 and 2003, respectively. During 2003, the Company disposed of $225 of fully depreciated assets and sold certain assets to a related party which resulted in a net gain of $177 (See Note 14).

GOODWILL AND OTHER INTANGIBLES:

Under FAS 142,“Goodwill and Other Intangibles”, the Company no longer amortizes goodwill but rather evaluates goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The Company periodically reviews the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. The reviews determine whether future cash flows over the remaining estimated useful lives of the assets provide for recovery of the assets. In assessing the recoverability of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. These estimates include forecasted revenues and operating expenses, which are inherently difficult to predict. The Company’s assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

During the fourth quarter of 2003, certain events, including the end of the agreement with eBay, led the Company to perform an impairment review of goodwill. The eBay agreement ended in November 2003 and was the primary source of cash flows for the technology associated with goodwill in the Ad Technologies reporting unit. This review indicated that goodwill was being carried at amounts in excess of the fair value based on estimated discounted future cash flows of the Ad Technologies reporting unit. As a result, an impairment charge of $3,042 was recorded to expense in the year ended December 31, 2003.

A reconciliation of reported net loss and net loss per common share as if FAS 142 had been in effect for 2001 is presented as follows:

	For Years Ended December 31,
	2001	2002	2003
	(In thousands, except per share)
Net loss before extraordinary gain available to common stockholders	$(54,579)	$(2,927)	$(392)
Extraordinary gain	901	—	—

Net loss available to common stockholders	(53,678)	(2,927)	(392)
Goodwill amortization	2,433	—	—

Adjusted net loss available to common stockholders	$(51,245)	$(2,927)	$(392)

Basic net loss per common share:
Net loss before extraordinary gain available to common stockholders	$(8.36)	$(0.43)	$(0.05)
Extraordinary gain	0.14	—	—

Net loss available to common stockholders	(8.22)	(0.43)	(0.05)
Goodwill amortization	0.38	—	—

Adjusted basic net loss per common share available to common stockholders	$(7.84)	$(0.43)	$(0.05)

ACCRUED LIABILITIES:

The following table summarizes current and long term accrued liabilities as of December 31:

	2002	2003
Current:
Accrued sales, franchise and other taxes	$1,250	$1,203
Accrued liabilities — trade	495	529
Accrued salaries and benefits	210	98
Accrued legal fees	31	100
Accrued vacation	356	327
Accrued restructuring	739	190
Customer deposits	1,372	7
Other	973	888

Total current liabilities	5,426	3,342
Long-term restructuring	310	181

Total accrued liabilities	$5,736	$3,523

6. INCOME TAXES

The components of the Company’s net deferred tax assets (liabilities) as of December 31 are as follows:

	2002	2003
DEFERRED TAX ASSETS (LIABILITIES) CURRENT:
Financial reserves	$141	$63
Accrued expenses and deferred revenues	1,590	967
Other	36	39

	1,767	1,069
Valuation allowance	(1,767)	(1,069)

Net current deferred tax assets	$—	$—

DEFERRED TAX ASSETS (LIABILITIES) LONG-TERM:
Net operating loss carryforwards	$11,733	$19,132
Capitalized research and development	6,908	7,679
Depreciation	210	342
Other	104	140

	18,955	27,293
Valuation allowance	(18,955)	(27,293)

Net long-term deferred tax assets (liabilities)	$—	$—

At December 31, 2003, the Company has approximately $52,000 and $26,000 of federal and state, respectively, net operating loss carryforwards, which it may use to offset future taxable income as described below. The net operating loss carryforwards, if not utilized, will begin to expire in 2009. At December 31, 2003, the Company also has approximately $600 of deferred deductions related to stock option exercises. To the extent that carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders’ equity.

Internal Revenue Code Section 382 stipulates an annual limitation on the amount of Federal net operating losses incurred prior to a change in ownership, which can be utilized to offset the Company’s future taxable income. An ownership change occurred as a result of the conversion of debt and exercise of warrants into preferred stock on September 26, 2001. The Section 382 limitation has significantly limited the amount of net operating losses the Company can use in future years. Accordingly, the Company has included in its deferred tax assets only the amount of net operating losses that are available under the Section 382 limit.

The Company has recorded a full valuation allowance against its deferred tax assets because it believes it is more likely than not that sufficient taxable income will not be realized during the carryforward period to utilize the deferred tax asset. Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in the respective tax jurisdiction within the loss carryforward periods. For the year ended December 31, 2002 and 2003, the change in the valuation allowance was $7,051 and $7,640, respectively.

The Company’s 2001, 2002 and 2003 income tax provision differs from that obtained by using the U.S. statutory rate of 34% due to the following:

	FOR YEARS ENDED DECEMBER 31,
	2001	2002	2003
Computed “expected” tax (benefit) provision	$(18,251)	$(389)	$471
State income taxes, net of U.S. federal benefits	(2,267)	(48)	77
Investment in foreign subsidiaries	—	—	(8,587)
Valuation allowance changes affecting the provision for income taxes	17,857	359	6,906
Warrant expense	1,706	66	—
Permanent differences	955	12	1,133

	$—	$—	$—

7. CONVERTIBLE DEBT

On May 14, 2001, the Company entered into a definitive agreement with Image Investor Portfolio, a separate series of Memphis Angels, LLC (“Image”) for an investment by Image in the Company. Pursuant to the terms of a securities purchase agreement between the Company and Image dated as of May 14, 2001, Image purchased the Company’s $10,000 convertible senior secured note and received Tranche A and Tranche B warrants to purchase up to $20,000 of the Company’s Series B preferred stock. The warrants were issued in conjunction with the convertible promissory note, and accordingly, based on APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants” and EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features,” the entire proceeds from the convertible promissory note, $10,000, were allocated to the warrants and the beneficial conversion feature based on a calculation using the Black-Scholes model. During the third quarter of 2001, the $10,000 note and the Tranche B warrants were converted to preferred stock and accordingly, in 2001, the Company recorded $10,000 as interest expense related to the accretion of the convertible promissory note to its face value.

8. IPIX INTERNATIONAL

In the third quarter of 2002, the Company entered into license, distribution and trademark agreements with Soroof International, a Saudi Arabia-based corporation (“Soroof”). Under the agreements, Soroof became the exclusive distributor for IPIX InfoMedia products outside of North America and Asia through Soroof’s newly established entity, iPIX International (“iPIX-I”). The agreement, effective July 1, 2002, expires December 31, 2007, unless renewed. iPIX-I has an exclusive license to develop integrated solutions for markets including real estate, travel and tourism and other markets in which on-line marketing is critical. The Company provides certain hosting services during the term of the agreements.

Under the terms of the agreements, the Company received a minority equity interest in iPIX-I, however, the Company does not have the ability to exercise significant influence over iPIX-I operations. The Company accounts for the investment in iPIX-I on the cost basis, not as a variable interest entity under FIN 46. The Company did not make any capital contributions to iPIX-I and the Company has no commitments to fund iPIX-I. The Company does have the right, however, but not the obligation, to purchase iPIX-I from Soroof after December 31, 2005 for consideration as defined in the agreements. During the six months ended December 31, 2002, the Company recognized $0.6 million of revenue under these agreements. During the year ended December 31, 2003, the Company recognized $0.4 million of revenue under these agreements. On March 21, 2004, the parties mutually terminated these agreements and the Company returned its minority equity interest in iPIX-I. The termination of the agreements did not have a material impact on the Company’s financial condition or expected result of operations.

9. STOCKHOLDERS’ EQUITY

General

On May 28, 2002 at the annual stockholders meeting, the authorized number of shares of common stock was reduced to 50,000,000 from 150,000,000. The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.001 per share, 7,421,536 shares of Class B common stock, par value $0.0001 per share and 5,001,100 shares of preferred stock, par value $0.001 per share. The board of directors is authorized, without stockholder approval, to issue up to an aggregate of 5,001,100 shares of preferred stock, $0.001 par value per share, in one or more series. Included in this amount are designated 1,100 shares of Series C redeemable preferred stock and designated 3,000,000 shares of Series B preferred stock. Each series of preferred stock may have the rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences that the board of directors determines. There were 1,115,080 and 1,003,830 shares of Series B preferred stock outstanding at December 31, 2002 and 2003, respectively. There were no shares of Series C preferred stock outstanding at December 31, 2002 or 2003.

Each holder of common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders, and there are no cumulative voting rights. Holders of common stock may receive dividends after all dividends that are owed have been paid to holders of preferred stock. Each holder of Class B common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and, except as required by law, shall have voting rights and powers equal to the voting rights and powers of the common stock. There are no cumulative voting rights. Holders of Class B common stock may at any time convert Class B shares into Class A common stock, are not entitled to dividends and are not entitled to receive any assets of the corporation upon dissolution or liquidation. During the year ended December 31, 2003, an investor converted 3,948 shares of Class B common stock to 3,948 shares of Class A common stock.

Common Stock

During 2003, the Company issued 771,056 shares of common stock upon exercise of stock options and 79,969 shares under the employee stock purchase program. The total proceeds from the option exercises and employee stock purchases were $1,557. In June and July 2003, certain investors converted 11,250 shares of Series B preferred stock into 103,583 shares of common stock in accordance with the conversion terms of the Series B preferred stock. In conjunction with the conversion, the Company paid them $14 of cash and 4,416 shares of common stock (with a value of $18) in dividends accrued through the date of conversion as required under the conversion terms of the Series B preferred stock. In December 2003, a certain investor converted 100,000 shares of Series B preferred stock into 920,750 shares of common stock in accordance with the conversion terms of the Series B preferred stock. In conjunction with the conversion, the Company paid them $350 of cash in dividends accrued through the date of conversion as required under the conversion terms of the Series B preferred stock. The Company does not receive any proceeds upon the conversion of Series B preferred stock.

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

At December 31, 2003, there are two Tranche A warrants (“Warrant 1” and “Warrant 2”), issued to Paradigm Capital Partners and Memphis Angels, LLC, which are outstanding. Warrant 1 entitles the holder to purchase 150,000 shares of Series B preferred stock at $20 per share and is exercisable at any time before the expiration date of May 14, 2006. Warrant 2 entitles the holder to purchase 100,000 shares of Series B preferred stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006 (See Note 13).

Each share of the Series B preferred stock is convertible into approximately 9.2 shares of the Company’s common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. However, at any time that the holders of the Series B preferred stock hold more than 50% of the voting stock of the Company, a voluntary liquidation, dissolution or winding up of the Company must be approved by at least five of the seven members of the Company’s board of directors. Holders of Series B preferred, in preference to holders of any other series of preferred stock and in preference to the holders of Common Stock (collectively, “Junior Securities”), shall be entitled to receive, when and if declared by the Board, but only out of funds that are legally available, cash dividends at the rate of eight percent (8%) of $20 (or $40 for Warrant 2 shares) per annum on each outstanding share of Series B preferred stock (“Series B Dividends”). The Series B Dividends are cumulative, accrue daily and shall by payable, when and if declared by the Board, upon conversion or as an accretion to the Liquidation Preference, as defined below. Accrued Series B Dividends may be paid in cash or common stock, at the election of the Series B Preferred stockholder. Holders of Series B preferred stock participate on an as-if converted basis in any common stock dividends.

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

10. EMPLOYEE STOCK AND BENEFIT PLANS

2001 Equity Compensation Plan

In 2001, the Company authorized the 2001 Equity Compensation Plan (the “2001 Plan”). The 2001 Plan authorizes the granting of options and restricted stock awards to acquire up to 6,044,196 shares of common stock. As of December 31, 2003, 3,000,545 options are outstanding under the 2001 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant. The options generally vest over a one to three-year period and expire ten years from the grant date.

2000 Equity Compensation Plan

In January 2000, the Company authorized the 2000 Equity Compensation Plan (the “2000 Plan”). The 2000 Plan authorizes the granting of options and restricted stock awards to acquire up to 350,000 shares of common stock. As of December 31, 2003, 232,672 options are outstanding under the 2000 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant. The options generally vest over a two-year period and expire ten years from the grant date. No further options will be granted under the 2000 Plan. The remaining options not granted under the 2000 Plan were transferred to the 2001 Plan.

1998 Employee, Director and Consultant Stock Option Plan

During 1998, the Company authorized an Employee, Director and Consultant Stock Option Plan for a total of 238,000 common shares. The 1998 Plan became effective on January 1,1999 once the Company was reorganized. During 1999 and 2000, an additional 579,939 and 112,403, respectively, common shares were authorized under the 1998 Plan. As of December 31, 2003, 24,941 options are outstanding under the 1998 Plan. Each option under the 1998 Plan allows for the purchase of common stock and expires not later than five or ten years from the date of grant, depending on the ownership of the option participants. The vesting terms of the stock options will be determined on each grant date and are generally two or three years; however, the amount of options that can be exercised per participant in any calendar year will be restricted to an aggregate fair market value of $100 of the underlying common stock. No further options will be granted under the 1998 Plan. The remaining options not granted under the 1998 Plan were transferred to the 2000 Plan.

1997 Equity Compensation Plan

The Company authorized the 1997 Equity Compensation Plan, under which 410,503 shares of common stock are authorized and reserved for issuance to selected employees, officers, directors, consultants and advisors. The Company reserved a sufficient number of shares of common stock for issuance pursuant to the authorized options. As of December 31, 2003, 21,484 options are outstanding under the 1997 Plan. In addition, the Company granted certain options to purchase shares of common stock to employees not under the 1997 Plan; these options were primarily granted prior to the authorization of the 1997 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant as estimated by common stock and convertible preferred stock transactions with third parties at or near grant dates. The options generally vest over one to three-year periods and expire five years after the respective vesting dates. No further options will be granted under the 1997 Plan. The remaining options not granted under the 1997 Plan were transferred to the 2000 Plan.

Other Stock Option Plans

The 1994 Stock Option Plan (the “1994 Plan”), the 1996 Stock Option Plan (the “1996 Plan”) and the 1997 Stock Option Plan (the “1997 Options Plan”) were originally adopted by PictureWorks, Inc., a wholly-owned subsidiary of IPIX, in November 1994, May 1996 and November 1996, respectively. Under the 1994 Plan, eligible employees, directors and consultants could receive options to purchase shares of the Company’s common stock at a price not less than 100% and 50% of the fair value on the date of the grant for incentive stock options and nonqualified stock options, respectively. Under the

1996 Plan and 1997 Options Plans, eligible employees, directors and consultants who owned less than 10% of all voting classes of stock could receive options to purchase shares of common stock at a price not less than 110% and 85% of fair value on the date of grant of incentive stock options and nonqualified stock options, respectively.

Employees owning greater than 10% of all voting classes of stock could receive options to purchase shares at a price not less than 110% of the fair market value for both incentive and nonqualified stock options. As of December 31, 2003, 20,374 options are outstanding under these plans. The options granted under these plans are exercisable over a maximum term of ten years from the date of grant and generally vest in various installments over a five-year period under the 1994 Plan and a four-year period under the 1996 Plan and 1997 Options Plan. No further options or restricted stock awards will be granted under the 1994, 1996 and 1997 Options Plans.

A summary of the Company’s stock option activity under all plans is as follows:

			WEIGHTED AVERAGE
		WEIGHTED AVERAGE OF	GRANT DATE FAIR	STOCK OPTIONS	WEIGHTED AVERAGE
	SHARES	EXERCISE PRICES	VALUE	EXERCISABLE	EXERCISE PRICE
Under option at December 31, 2000	774,609			287,520	68.40
Options granted	4,227,100	$2.43	1.90
Options exercised	(37,977)	1.77
Options forfeited or expired	(589,425)	42.30
Options cancelled	(273,961)	147.74

Under option at December 31, 2001	4,100,346			969,056	11.22

Options granted	260,000	1.86	2.06
Options exercised	(32,500)	2.60
Options forfeited or expired	(1,107,967)	13.22

Under option at December 31, 2002	3,219,879			2,461,247	12.05

Options granted	1,445,500	1.28	1.78
Options exercised	(771,057)	3.75
Options forfeited or expired	(594,306)	19.12

Under option at December 31, 2003	3,300,016			1,859,632	10.10

The following table summarizes information about stock options at December 31, 2003:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-AVERAGE
RANGE OF	NUMBER	REMAINING	WEIGHTED AVERAGE	NUMBER	WEIGHTED-AVERAGE
EXERCISE PRICE	OUTSTANDING	CONTRACTUAL LIFE	EXERCISE PRICE	EXERCISABLE	EXERCISE PRICE
$1.10-1.50	1,614,672	8.65	$1.19	409,755	$1.49
$1.51-3.00	1,270,420	7.90	$2.37	1,136,827	$2.37
$3.01-10.00	317,350	4.36	$6.56	216,191	$8.13
$10.01-300.00	97,574	5.57	$140.95	96,859	$141.59

TOTAL	3,300,016	7.86	$6.29	1,859,632	$10.10

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock on the enrollment date or the fair market value of the stock at the end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. As of December 31, 2003, 725,000 shares were reserved under the Purchase Plan. As of December 31, 2003, 191,894 shares had been issued and 533,106 shares were available for issuance under the Purchase Plan. Stock-Based Compensation

Stock based compensation charges are made up of the following:

	FOR YEARS ENDED DECEMBER 31,
	2001	2002	2003
Stock options	$2,385	$—	$—
Stock and restricted stock	828	—	—
Warrants	1,286	171	—

	$4,499	$171	$—

In the years ended December 31, 1999 and 2000, in connection with certain stock options granted to consultants or to employees (with below market price exercise prices), the Company recorded unearned stock-based compensation, which was amortized over the vesting periods of the related options, generally two to three years. In the years ended December 1999 and 2000, in connection with certain restricted stock awards to employees, the Company recorded unearned stock-based compensation for the value of the restricted awards, which was amortized over the vesting periods of the awards, generally less than a year. The Company has from time to time issued to customers warrants to purchase equity securities. The value of these warrants was estimated using the Black-Scholes option-pricing model and recorded as stock-based compensation over the vesting period of the warrants, generally two to three years (See Note 13).

401(k) Plan

The Company has a 401(k) profit sharing plan, which is available to all full-time employees after six months of service and those part-time employees who have completed one thousand hours of employment during twelve consecutive months. During 2001 the Company matched sixty-five cents per dollar up to 6.15% of the employee’s annual salary. The Company made contributions, net of forfeitures, of $117, $0 and $0 in 2001, 2002 and 2003, respectively.

11. SEGMENT INFORMATION

The Company has three reportable segments. The accounting policies of the segments are the same as those of the Company. Management evaluates the performance of the segments and allocates resources to them based on evaluations of the segment’s gross profit. There are no inter-segment revenues. The Company does not make allocations of corporate costs to the individual segments and does not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them.

Over the past few years, the Company has been restructured around its higher gross margin businesses. The Company is organized into three business units: Ad Technologies, Security and InfoMedia. The Ad Technologies business unit focuses on the sale of complete solutions to customers who rely on visual data to create effective directional advertising such as publishers of newspaper classifieds, yellow page directories, on-line auctions, real estate and autos classifieds. The Security unit provides security and surveillance products and services for commercial and governmental customers. The InfoMedia unit focuses on the sale of immersive still technology licenses for the on-line real estate, travel and hospitality and visual documentation markets.

As part of the sale of assets to Homestore.com during the first quarter of 2001, the Company no longer directly sells full service virtual real estate tours or IPIX keys to customers in the U.S. residential real estate market. During 2001, the Company generated $7,550 of revenue, with a gross profit of $3,948, related to full service virtual real estate tours. The Company has not generated full service virtual tour revenues since the quarter ended September 30, 2001.

Of the $28,906 of revenues for 2001, $21,356 was not related to full service virtual tours. Of the $16,645 of gross profit for 2001, $12,697 was not related to full service virtual tours. Information about the new 2001 reported segments is as follows:

	AD TECHNOLOGIES	INFOMEDIA	SECURITY	TOTAL
YEARS ENDED DECEMBER 31:
2003
Revenues	$26,245	$2,321	$273	$28,839
Gross profit	19,705	919	95	20,719
2002
Revenues	$16,242	$6,171	$—	$22,413
Gross profit	9,414	4,271	—	13,685
2001
Revenues	$13,320	$8,036	$—	$21,356
Gross profit	7,436	5,261	—	12,697

Information about prior reported segments is as follows:

	PRODUCTS	SERVICES	TOTAL
YEARS ENDED DECEMBER 31:
2003
Revenues	$10,503	$18,336	$28,839
Gross profit	8,921	11,798	20,719
2002
Revenues	$6,512	$15,901	$22,413
Gross profit	4,367	9,318	13,685
2001
Revenues	$7,208	$14,148	$21,356
Gross profit	3,540	9,157	12,697

Revenues by geographic area are as follows:

	FOR YEARS ENDED DECEMBER 31,
	2001	2002	2003
REVENUES:
United States	$24,683	$19,962	$28,257
Canada	369	—	—
Japan	—	577	29
Europe	2,802	904	122
Other foreign countries	1,052	970	431

	$28,906	$22,413	$28,839

Long-lived asset information by geographic area is as follows:

	AS OF DECEMBER 31,
	2001	2002	2003
LONG-LIVED ASSETS:
Foreign	$83	$—	$—
United States	4,531	4,631	1,578

	$4,614	$4,631	$1,578

Foreign revenues include all sales made to customers outside the United States, including those generated by United Kingdom and Canadian subsidiaries.

12. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

During April 2000, the Company entered into an agreement to provide visual content services under which the Company is required to pay marketing fees to a related party of $16,000 over a two-year period. As of September 26, 2001, the Company had paid $9,500 of the $16,000 commitment and agreed to extend the additional $6,500 of payments through September 2003 (See Note 14). There are no amounts due under this agreement as of December 31, 2003.

In 2001 and 2002, the Company sold certain assets totaling $2,840 and $2,494, respectively, to a stockholder and agreed to leaseback those assets over a three-year period. In order to sell the assets to the stockholder during the third quarter 2001, the Company paid off the remaining payments under an existing capital lease of the assets from a third party. In 2003, the Company returned the underlying equipment, with a value of $906, associated with these lease obligations and eBay forgave the remaining balances due of $1,083. The resulting gain of $177 was recognized in cost of revenues in the statement of operations because the underlying equipment was used to generate eBay service revenues.

During the quarter ended September 30, 2002, the Company sold certain assets totaling $1,564 to an unaffiliated leasing company and agreed to leaseback those assets. The net book value and the fair value of the assets sold in these sale/leaseback transactions equaled the sale price, resulting in no gain or loss on the sale of the assets. The leases are accounted for as capital leases in accordance with SFAS 13, “Accounting for Leases.” At December 31, 2003, the remaining balance due under this lease, $608, is due in 2004, plus interest of $15.

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

The Company leases certain office space, co-location space and equipment under noncancelable operating leases.

Future minimum lease payments under these and other operating leases are as follows:

2004	$1,044
2005	768
2006	771
2007	64

Rental expense for operating leases was $2,921, $2,638 and $2,727 for 2001, 2002 and 2003, respectively. At December 31, 2003, $918 of the above future lease payments have been prepaid and reflected as current and long-term prepaid expenses. Additionally, at December 31, 2003, $630 of cash has been restricted related to the above future lease payments.

CONTINGENCIES

On November 15, 2002, a First Amended Consolidated Complaint for violation of federal securities laws was filed against Homestore.com, Inc. (“Homestore”) by the California Teachers’ Retirement System (“CalSTRS”). The Complaint is a class action lawsuit filed on behalf of stockholders of Homestore.com which flows from alleged misstatements and omissions made by Homestore and the other named defendants, which include the Company. The Complaint alleges that during 2001, Homestore and IPIX entered into fraudulent reciprocal transactions intended to artificially bolster and maintain Homestore’s and the Company’s respective stock prices. The Complaint alleges that Homestore’s public statements with respect to these transactions are attributable to the Company and violate Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. The Company joined with other co-defendants and filed a joint motion to dismiss, alleging that the Complaint fails to state a claim upon which relief may be granted, among other things. On March 7, 2003, the United States District Court for the District of Central California granted the Company’s motion to dismiss, with prejudice. However, CalSTRS may appeal this dismissal in accordance with the federal rules of procedure.

The Company is not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, the Company believes could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

INDEMNIFICATION PROVISIONS

During the ordinary course of business, in certain limited circumstances, the Company has included indemnification provisions within certain of its contracts. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to the Company’s products and services. To date, the Company has not incurred any costs in connection with such indemnification clauses.

13. WARRANTS

The Company has from time to time issued warrants to purchase equity securities. As of December 31, 2003, all outstanding warrants are exercisable. The following tables summarize warrants outstanding at December 31, 2003:

       Common Stock

Grant	Expiration		Exercise
Date	Date	Shares	Price
4/19/2000	4/19/2010	60,000	$203.80
5/26/2000	2/25/2005	20,000	$120.60
5/26/2000	2/25/2005	20,000	$120.60
1/6/2000	1/5/2009	20,000	$154.70
2000	Various	16,949	$40.00 to $176.60

		136,949

	Date	Expiration		Exercise
Series B Preferred Stock	of Grant	Date	Shares	Price
Warrant 1	5/14/2001	5/14/2006	150,000	$20.00
Warrant 2	5/14/2001	5/14/2006	100,000	$40.00
Equivalent to common shares	9.21
Warrant 1			1,381,125	$2.17
Warrant 2			920,750	$4.34

Total			2,301,875

The Company has filed, and maintains effective, a registration statement on Form S-3 for the number of shares of Common Stock issuable upon exercise of the Series B Preferred Stock warrants.

14. RELATED PARTY TRANSACTIONS

During 2000, the Company’s CEO at that time obtained a $2,000 loan under a line of credit made available through his employment agreement dated February 22, 2000. Interest accrued at a rate of 9.5% during 2000 and 5.0% during 2001. The loan was collateralized by the Company stock owned by the

CEO and the stock options granted pursuant to his employment agreement. In May 2001, as part of a separation agreement, the loan was forgiven, along with accrued interest of $163. Compensation expense related to this forgiveness is included in restructuring expense for the year ended December 31, 2001.

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

Transactions with eBay, Inc.

Pursuant to an agreement dated April 19, 2000, as amended, the Company provided to eBay, Inc., which beneficially owns more than 10% of the Company’s common stock, image management services to eBay’s on-line auction Web sites. Pursuant to that agreement, the Company issued eBay a warrant to purchase 60,000 shares of common stock at an exercise price of $203.80 per share. The warrant expires on April 19, 2010. Under this agreement, as amended, the Company generated revenue of $6,048, $13,368 and $25,087 for the years ended December 31, 2001, 2002 and 2003, respectively. As announced in June 2003, the Company amended the then current commercial agreement with eBay to include a one-time $8.0 million license fee from eBay for IPIX Rimfire technology and other services. The Company no longer provides any products or services to eBay.

During April 2000, the Company entered into an agreement to provide visual content services to eBay under which the Company is required to pay marketing fees to eBay of $16,000 over a two-year period. As of September 26, 2001, the Company had paid $9,500 of the $16,000 commitment and agreed to extend the additional $6,500 of payments through September 2003. In accordance with EITF 01-09, $1,000 and $1,500 of these fees was offset against revenue which amount represented the excess over the fair value of the benefit received during the years ended December 31, 2002 and 2003, respectively.

In 2001 and 2002, the Company sold to eBay, and eBay leased back to the Company, certain computer equipment utilized to provide image management services to eBay and other customers. The purchase price for the equipment was approximately $5,334. The transactions resulted in no gain or loss to the Company. In 2001, 2002 and 2003, the Company paid eBay $194, $2,373 and $1,994, respectively, pursuant to these lease schedules. In 2003, the Company returned the underlying equipment, with a net carrying amount of $906, associated with these lease obligations and eBay forgave the remaining balances due of $1,083. The resulting gain of $177 was recognized in cost of revenues in the statement of operations because the underlying equipment was used to generate eBay service revenues.

QUARTERLY INFORMATION (unaudited)

	FOR QUARTER ENDED
	TOTAL	MARCH 31	JUNE 30	SEPT 30	DEC 31
FISCAL YEAR 2003:
Revenue	$28,839	$6,391	$6,552	$6,623	$9,273
Gross profit	20,719	4,267	4,415	4,272	7,765
Net income (loss) available for common stockholders(1)	(392)	(72)	(118)	(300)	96
Net income (loss) per common share(1):
Basic	(0.05)	(0.01)	(0.02)	(0.04)	0.01
Diluted	(0.05)	(0.01)	(0.02)	(0.04)	0.01
FISCAL YEAR 2002:
Revenue	$22,413	$4,794	$5,761	$5,995	$5,863
Gross profit	13,685	2,670	3,575	3,696	3,744
Net income (loss) available for common stockholders(1)	(2,927)	(1,953)	(1,136)	126	36
Net income (loss) per common share(1):
Basic	(0.43)	(0.29)	(0.17)	0.01	0.00
Diluted	(0.43)	(0.29)	(0.17)	0.01	0.00
FISCAL YEAR 2001:
Revenue	$28,906	$9,523	$7,963	$6,576	$4,844
Gross profit	16,645	4,689	4,526	4,185	3,245
Extraordinary gain	901	—	—	—	901
Net loss available for common stockholders(1)	(53,678)	(17,108)	(19,615)	(14,546)	(2,409)
Net loss per common share(1):
Basic	(8.22)	(2.69)	(3.00)	(2.19)	(0.36)
Diluted	(8.22)	(2.69)	(3.00)	(2.19)	(0.36)

(1)	The sum of the quarterly income (loss) and income (loss) per common share amounts may differ from annual loss and annual loss per common share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations and rounding.