Form 10-Q
period 2004-03-31
IPIX CORP
filed 2004-04-19
CIK 1088022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2004               Commission File No. 000-26363

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

15,695,106 shares of $0.001 par value common stock outstanding as of April 16, 2004.

                                IPIX CORPORATION
                                    FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004
                                      INDEX


PART I-- FINANCIAL INFORMATION............................................     3

   Item 1. Condensed Consolidated Financial Statements (unaudited)........     3

   Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations..........................................    12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk.....    17

   Item 4. Controls and Procedures........................................    17

PART II-- OTHER INFORMATION...............................................    18

   Item 1. Legal Proceedings..............................................    18

   Item 2. Changes In Securities And Use Of Proceeds......................    18

   Item 3. Defaults Upon Senior Securities................................    18

   Item 4. Submission Of Matters To A Vote Of Security Holders............    18

   Item 5. Other Information..............................................    18

   Item 6. Exhibits And Reports On Form 8-K...............................    19

Signatures................................................................    20

Exhibit Index.............................................................    21

PART I--FINANCIAL INFORMATION


Item 1.     Condensed Consolidated Financial Statements

                                IPIX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                        December 31,    March 31,
                                                                                                            2003          2004
                                                                                                        --------------------------
                                                                                                             (1)       (unaudited)
 (In thousands)

 ASSETS
 Cash and cash equivalents.........................................................................     $    10,241  $      6,981
 Restricted short term investments.................................................................           1,100         1,100
 Short term investments............................................................................             331           331
 Accounts receivable, net..........................................................................             261           364
 Inventory, net....................................................................................             398           503
 Prepaid expenses and other current assets.........................................................           1,523         1,760
                                                                                                        -----------  ------------
       Total current assets........................................................................          13,854        11,039
 Computer hardware, software and other, net........................................................           1,578         1,327
 Restricted cash and other long term assets........................................................             852           718
                                                                                                        -----------  ------------
       Total assets................................................................................     $    16,284  $     13,084
                                                                                                        ===========  ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable..................................................................................     $       612  $        402
 Accrued liabilities...............................................................................           3,342         3,279
 Deferred revenue..................................................................................              76            69
 Current portion of obligations under capital leases...............................................             608           390
                                                                                                        -----------  ------------
       Total current liabilities...................................................................           4,638         4,140
 Other long term liabilities.......................................................................             181            70
                                                                                                        -----------  ------------
          Total liabilities........................................................................           4,819         4,210
                                                                                                        -----------  ------------
 STOCKHOLDERS' EQUITY:
 Preferred stock (Aggregate liquidation value: $23,716 in 2003 and $24,116 in 2004)................               1             1
 Common stock......................................................................................               9             9
 Class B common stock..............................................................................              --            --
 Additional paid-in capital........................................................................         515,186       515,805
 Accumulated deficit...............................................................................        (503,731)     (506,941)
                                                                                                        ------------ -------------
       Total stockholders' equity..................................................................          11,465         8,874
                                                                                                        -----------  ------------

       Total liabilities and stockholders' equity..................................................     $    16,284  $     13,084
                                                                                                        ===========  ============

----------------------

(1) The December 31, 2003 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

                                IPIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                Three months ended
                                                                                                     March 31,
                                                                                           -------------------------
                                                                                                2003            2004
                                                                                           --------------  ---------
                            (In thousands, except per share data)                                   (unaudited)

    Revenue:
    Ad Technologies..................................................                         $   5,602    $    246
    InfoMedia........................................................                               784         474
    Security.........................................................                                 5           2
                                                                                              ---------    --------
       Total revenue.................................................                             6,391         722
                                                                                              ---------    --------

    Cost of revenue:
    Ad Technologies..................................................                             1,782         678
    InfoMedia........................................................                               338         297
    Security.........................................................                                 4           1
                                                                                              ---------    --------
       Total cost of revenue.........................................                             2,124         976
                                                                                              ---------    --------

       Gross profit (loss)...........................................                             4,267        (254)
                                                                                              ---------    ---------

    Operating expenses:
    Sales and marketing..............................................                             1,761       1,342
    Research and development.........................................                             1,260         925
    General and administrative.......................................                               829         693
                                                                                              ---------    --------
       Total operating expenses......................................                             3,850       2,960
                                                                                              ---------    --------

    Income (loss) from operations....................................                               417      (3,214)
    Other............................................................                               (49)          4
                                                                                              ----------   --------

    Net income (loss)................................................                               368      (3,210)
    Preferred stock dividends........................................                              (440)       (400)
                                                                                              ---------    --------

    Net loss available to common stockholders........................                         $     (72)   $ (3,610)
                                                                                              =========    ========

    Loss per common share, basic and diluted ........................                         $   (0.01)   $  (0.41)
    Weighted average common shares, basic and diluted................                             6,813       8,901

See accompanying notes to the unaudited condensed consolidated financial statements.

                                IPIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                Three months ended
                                                                                                                     March 31,
                                                                                                                ------------------
                                                                                                                  2003      2004
                                                                                                                -------- ----------
                                                     (In thousands)                                                 (unaudited)

Cash flows from operating activities:
Net income (loss)............................................................................................   $   368   $ (3,210)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation.................................................................................................       936        289
Provision for doubtful accounts receivable...................................................................        (2)        --
Changes in operating assets and liabilities:
   Accounts receivable.......................................................................................     1,342       (103)
   Inventory.................................................................................................       (46)      (203)
   Prepaid expenses and other current assets.................................................................      (266)       118
   Other long term assets....................................................................................        40        134
   Accounts payable..........................................................................................       228       (210)
   Accrued expenses..........................................................................................        61       (174)
   Deferred revenue..........................................................................................        38         (7)
                                                                                                              --------- -----------

         Net cash provided by (used in) operating activities.................................................     2,699     (3,366)
                                                                                                              --------- -----------

Cash flow from investing activities:
Purchases of computer hardware, software and other...........................................................      (310)       (38)
                                                                                                              --------- -----------
      Net cash used in investing activities..................................................................      (310)       (38)
                                                                                                              --------- -----------

Cash flows from financing activities:
Proceeds from issuance of common stock.......................................................................        --        362
Repayments of capital lease obligations......................................................................      (685)      (218)
                                                                                                              --------- -----------
      Net cash provided by (used in) financing activities....................................................      (685)       144
                                                                                                              --------- -----------

Effect of exchange rate changes on cash......................................................................         5         --
                                                                                                              --------- ----------

Net increase (decrease) in cash and cash equivalents.........................................................     1,709     (3,260)
Cash and cash equivalents, beginning of period...............................................................     3,020     10,241
                                                                                                              --------- ----------

Cash and cash equivalents, end of period.....................................................................   $ 4,729   $  6,981
                                                                                                              ========= ===========

See accompanying notes to the unaudited condensed consolidated financial statements

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

IPIX Corporation, formerly Internet Pictures Corporation, provides mission-critical imaging solutions for commerce, communication and security applications. The Company's solutions create, process and manage a rich variety of media including still images, 360-degree by 360-degree immersive images and video. In 2003, the Company's business units moved from being technology based (Immersive Video Solutions, Transaction Services and Immersive Still Solutions) to being market based in order to better serve the needs of its customers. The Company is now organized into three market focused business units: Security, Ad Technologies and InfoMedia, respectively. IPIX Security provides security and surveillance products and services for commercial and governmental customers. Ad Technologies focuses on the sale of complete solutions to customers who rely on visual data to create effective directional advertising such as publishers of newspaper classifieds, yellow page directories, on-line auctions, real estate and autos classifieds. InfoMedia focuses on the sale of immersive still technology licenses for the on-line real estate, travel and hospitality and visual documentation markets.

IPIX's extensive intellectual property covers patents for immersive imaging, video and surveillance applications.

The accompanying unaudited condensed consolidated financial statements include the accounts of IPIX Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada), Inc. and PW Technology, Inc. The consolidation of these entities will collectively be referred to as the Company or IPIX. All significant intercompany balances and transactions have been eliminated. The Company has ceased operations in its Canadian and United Kingdom subsidiaries and is in the process of liquidation of these two subsidiaries.

We have prepared these financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our audited financial statements as of and for the year ended December 31, 2003.

The information furnished reflects all adjustments which management believes are necessary for a fair presentation of our financial position as of March 31, 2004 and the results of our operations for the three month period ended March 31, 2003 and 2004 and our cash flows for the three month period ended March 31, 2003 and 2004. All such adjustments are of a normal recurring nature. The results of operations for the three month period ended March 31, 2003 and 2004 are not necessarily indicative of the results to be expected for the respective full years.

2. GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. During the quarter ended March 31, 2004 and in the prior fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to cash flow and profitability.

During 2003, the Company changed its relationship with its largest customer, eBay, which represented 87% of revenue for the year ended December 31, 2003. eBay licensed technology from the Company that had previously been used by the Company to provide eBay with recurring services. After 2003, the Company no longer provides any services to eBay. As a result, the Company has a limited operating history as it is operating in 2004 and upon which an evaluation of its business and prospects may be made. In addition, the Company is subject to generally prevailing economic conditions and, as such, the Company's operating results in 2004 will be dependent upon its ability to provide quality products and services, the success of its customers and the appropriations processes of various commercial and governmental entities.

Management believes, however, that the Company has sufficient cash resources to meet its funding needs through at least the next twelve months. The Company finished the first quarter of 2004 with approximately $9.0 million in cash reserves (cash and cash equivalents of $6.98 million, short-term restricted investments of $1.10 million, long-term restricted cash of $0.63 million and short-term investments of $0.33 million) and in April 2004, the Company generated approximately $8 million in cash from the sale of its common stock, as further described in Note 14. The Company has three business units all at different stages in their development. Management expects to continue to make significant investments in the development, sale and marketing of new products for the security market and in the image management business, which may consume some of the Company's cash reserves.

3. CASH, CASH EQUIVALENTS AND RESTRICTED SHORT TERM INVESTMENTS

We consider all highly liquid debt instruments with a remaining maturity at date of purchase of three months or less to be cash equivalents.

At March 31, 2004, we had a $1.4 million short term investment which matures on June 19, 2004, $1.1 million of which has been provided as collateral for certain capital lease obligations and, accordingly, classified as restricted short term investments. We will renew the investment for successive short term periods until the capital lease obligation restrictions are removed.

4. EQUITY

During the three months ended March 31, 2004, we issued 442,144 shares of common stock upon exercise of stock options. The total proceeds to the Company from the option exercises will be $0.6 million, of which $0.3 million was recorded in other current assets and received by us on April 1, 2004.

5. INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Net income (loss) available to common stockholders is calculated as the net income (loss) less cumulative preferred stock dividends for the period. If dilutive, the participation right of the preferred stock is reflected in the calculation of basic income (loss) per share using the "if converted" method or the "two class method," if more dilutive. Diluted income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding plus, if dilutive, potential common stock outstanding during the period.

The following table sets forth the computation of basic and dilutive loss per common share for the periods indicated:


                                                                              Three months ended
                                                                                   March 31,
                                                                           -----------------------
                      (In thousands, except per share)                        2003         2004
                                                                           -----------  ----------
                                                                                  (unaudited)
NUMERATOR:
Net income (loss)....................................................      $     368     $ (3,210)
Preferred stock dividends............................................           (440)        (400)
                                                                           -----------   ---------

Net loss available to common stockholders............................      $     (72)    $ (3,610)
                                                                           ===========   =========

DENOMINATOR:
   Weighted average shares outstanding-- Basic and diluted...........          6,813        8,901
                                                                           ===========   =========

LOSS PER COMMON SHARE, BASIC AND DILUTED.............................      $   (0.01)    $  (0.41)
                                                                           ===========   =========

The following table sets forth potential common shares that are not included in the diluted net loss per common share calculation because to do so would be antidilutive for the three month periods ended March 31, 2003 and 2004 as a result of the net loss available to common shareholders:


                                 (Shares in thousands)                                    2003           2004
                                                                                      ------------   ------------

Stock options..........................................................................    12             888
Convertible preferred stock............................................................  10,267         10,970
Warrants...............................................................................    --             195

Not included in the table above, were the following rights to purchase common stock where the average exercise price was greater than the average common share price during the period and accordingly excluded from diluted net earnings per common share for the three month periods ended March 31, 2003 and 2004:


                      (Shares in thousands)

                                                                                    2003       2004
                                                                                 ---------  ---------

Average share price of common stock........................................      $   1.07   $   2.55
Stock options:
   Average exercise price of options.......................................      $   7.03   $  18.78
   Shares excluded.........................................................         3,218        887
Series B Warrants (exercise price $2.17)...................................         1,381         --
Series B Warrants (exercise price $4.34)...................................           921        921
Common Warrants (average exercise price $165.33)...........................           170        137

6. RESTRUCTURING AND OTHER

During the three months ended March 31, 2004, $0.1 million of payments were made against the Company's restructuring accrual. No additions were made to the accrual during the quarter ended March 31, 2004. At March 31, 2004 the remaining balance in the restructuring accrual was $0.3 million.

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

Pro forma information regarding our net income (loss) is required by FAS 123 and FAS 148 "Accounting for Stock-Based Compensation, Transition and Disclosure", and has been determined as if we had accounted for the stock options under the fair value method of FAS 123.

The computations for pro forma basic and diluted loss per share follow:


                                                                              Three months ended
                                                                                   March 31,
                                                                            -----------------------
               (In thousands, except per share data)                           2003        2004
                                                                            ----------  -----------
                                                                                  (unaudited)
                                                                            -----------------------
Net loss available to common stockholders............................       $     (72)    $ (3,610)
   Less total stock-based employee compensation expense
    determined under fair value based methods for all awards.........
                                                                                 (442)        (287)
                                                                            ----------    ---------
Adjusted net loss available to common stockholders...................       $    (514)    $ (3,897)
                                                                            ==========    =========

Basic and diluted loss per common share:
   Net loss available to common stockholders before pro forma charges..     $   (0.01)     $ (0.41)
   Net effect of pro forma charges.....................................         (0.06)       (0.03)
                                                                            ----------    ---------
Adjusted net loss per common share available to common stockholders....     $   (0.07)     $ (0.44)
                                                                            ==========    =========

Grants under the Employee Stock Purchase Plan ("ESPP") have a look-back feature and a 15% discount and accordingly under FAS 123 would have had compensation expense calculated as a result. The fair value disclosure associated with the ESPP grants is included in the fair value pro-forma information above.

8. COMMITMENTS AND CONTINGENCIES

Commitments

The table below shows our contractual obligations as of March 31, 2004:


                            (In thousands)                                                 Payments Due by Period
                                                                        -----------------------------------------------------
                                                                                    Remainder
                                                                          Total      of 2004      2005       2006       2007
                                                                        --------   ------------  -------   --------   -------
Capital leases......................................................    $    396     $   396     $    --     $  --      $ --
Operating leases....................................................       2,360         757         768       771        64
                                                                        --------   ------------  -------   --------   -------
Total...............................................................    $  2,756     $ 1,153     $   768     $ 771      $ 64
                                                                        ========   ============  =======   ========   =======

At March 31, 2004, the Company had $0.6 million of its cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in 2005 and, accordingly, classified as long term restricted cash; In addition, the Company has prepaid $0.7 million of its obligations to the co-location facility.

Contingencies

On November 15, 2002, a First Amended Consolidated Complaint for violation of federal securities laws was filed against Homestore.com, Inc. ("Homestore") by the California Teachers' Retirement System ("CalSTRS"). The Complaint is a class action lawsuit filed on behalf of stockholders of Homestore which flows from alleged misstatements and omissions made by Homestore and the other named defendants, which include us. The Complaint alleges that during 2001, Homestore and IPIX entered into fraudulent reciprocal transactions intended to artificially bolster and maintain Homestore's and our respective stock prices. The Complaint alleges that Homestore's public statements with respect to these transactions are attributable to us and violate Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We joined with other co-defendants and filed a joint motion to dismiss, alleging that the Complaint fails to state a claim upon which relief may be granted, among other things. On March 7, 2003, the United States District Court for the District of Central California granted our motion to dismiss, with prejudice. On April 7, 2004, the California Teachers' Retirement System filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit appealing the dismissal of the First Amended Consolidated Complaint for violation of federal securities laws filed against Homestore.com, Inc, us and the other named defendants.

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

Indemnification Provisions

During the ordinary course of business, in certain limited circumstances, the Company has included indemnification provisions within certain of its contracts. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to the Company's products and services. To date, the Company has not incurred any costs in connection with such indemnification clauses.

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

Information about the reported segments is as follows:


                                                                     Three months ended
                                                                          March 31,
                                                                  -------------------------
           (In thousands)                                              2003         2004
                                                                  ------------- -----------

Revenue:
   Ad Technologies.............................................      $  5,602    $    246
   InfoMedia...................................................           784         474
   Security....................................................             5           2
                                                                     --------    ---------
Total..........................................................      $  6,391    $    722
                                                                     ========    =========

Gross profit (loss):
   Ad Technologies.............................................      $  3,820    $   (432)
   InfoMedia...................................................           446         177
   Security....................................................             1           1
                                                                     --------    ---------
Total..........................................................      $  4,267    $   (254)
                                                                     ========    =========

10. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of ARB No. 51" ("FIN 46") and in December 2003, issued a revised interpretation (FIN 46-R). FIN No. 46, as revised, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to February 1, 2003, we adopted the provisions of FIN 46-R in the first quarter of 2004. The adoption of FIN 46-R did not have a significant effect on our financial position or results of operations.

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

The following table summarizes the revenue from customers in excess of 10% of total revenues:

                                                                               Three months ended
                                                                                    March 31,
                                                                              --------------------
                                                                                2003       2004
                                                                              --------   --------

Homestore...............................................................          4%          13%
General Dynamics........................................................          0%          13%
eBay....................................................................         84%           0%

At March 31, 2004, General Dynamics and Homestore represented 26% and 19% of accounts receivable, respectively. At December 31, 2003, Homestore represented 22% of accounts receivable, while eBay and General Dynamics were both 0% of accounts receivable.

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

Holders of Series B Preferred Stock, in preference to holders of any other series of Preferred Stock and in preference to the holders of Common Stock (collectively, "Junior Securities"), accrue dividends at the rate of eight percent (8%) of the price paid per annum on each outstanding share of Series B Preferred Stock ("Series B Dividends"). The Series B Dividends are cumulative, accrue daily and shall be payable, when and if declared by the Board, upon conversion or as an accretion to the Liquidation Preference, as defined below. Accrued Series B Dividends may be paid in cash or common stock, at the election of the Series B Preferred stockholder. Holders of Series B Preferred Stock participate on an as-if converted basis in any common stock dividends.

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

As of March 31, 2004, 1,003,830 shares of Series B Preferred Stock remain outstanding and the Liquidation Preference was $24.1 million, which includes the $3.6 million in accrued dividends in arrears on the Series B Preferred Stock which have not been declared to be paid. See Note 14.

13. RELATED PARTY TRANSACTIONS

Transactions with eBay, Inc.

Pursuant to an agreement dated April 19, 2000, as amended, the Company provided to eBay, Inc., which as last reported by eBay, beneficially owns more than 10% of the Company's common stock, image management services to eBay's on-line auction Web sites. Pursuant to that agreement, the Company issued eBay a warrant to purchase 60,000 shares of common stock at an exercise price of $203.80 per share. The warrant expires on April 19, 2010. Under this agreement, as amended, the Company generated revenue of $5.4 million for the quarter ended March 31, 2003. As announced in June 2003, the Company amended the then current commercial agreement with eBay to include a one-time $8.0 million license fee from eBay for IPIX Rimfire technology and other services. The Company no longer provides any products or services to eBay.

During April 2000, the Company entered into an agreement to provide visual content services to eBay under which the Company was required to pay marketing fees to eBay of $16.0 million over a two-year period. As of September 26, 2001, the Company had paid $9.5 million of the $16.0 million commitment and agreed to extend the additional $6.5 million of payments through September 2003. In accordance with EITF 01-09, $0.5 million of these fees was offset against revenue which amount represented the excess over the fair value of the benefit received during the quarter ended March 31, 2003.

In 2001 and 2002, the Company sold to eBay, and eBay leased back to the Company, certain computer equipment utilized to provide image management services to eBay and other customers. The purchase price for the equipment was approximately $5.3 million. The transactions resulted in no gain or loss to the Company. In the quarter ended March 31, 2003, the Company paid $0.5 million pursuant to these lease agreements. In 2003, the Company returned the underlying equipment, with a net carrying amount of $0.9 million, associated with these lease obligations and eBay forgave the remaining balances due of $1.1 million.

14. SUBSEQUENT EVENTS

On April 5, 2004, the Company entered into a private stock purchase agreement to sell common stock to institutional investors raising net proceeds of approximately $5 million. The agreement includes additional investment rights. The proceeds are in exchange for 909,090 shares of the Company's unregistered common stock and additional investment rights to purchase 888,180 shares. The shares were sold at $5.50 per share. The additional investment rights have an exercise price of $6.05 per share. The additional investment rights are immediately exercisable and expire 90 trading days after a registration statement relating to the resale of the shares has been declared effective by the SEC. If exercised fully, the additional investment rights would provide the Company with approximately an additional $5.3 million in proceeds. The common stock and the additional rights to purchase common stock under this private transaction have not been registered under the Securities Act of 1933, as amended, and may not be offered or sold in the United States without a registration statement or exemption from registration. The Company has agreed to file a registration statement relating to the resale of the shares. The Company's Current Report on Form 8-K, filed with the SEC on April 7, 2004, provides a description of this transaction and copies of the executed documents.

From April 1, 2004 through April 16, 2004, we issued 782,458 million shares of common stock upon exercise of stock options. The total proceeds to the Company from the option exercises were $2.9 million, plus $0.3 million from March 2004 exercises which was received by us on April 1, 2004.

On April 13, 2004, certain investors converted 470,635 shares of Series B Preferred Stock into 4,333,371 shares of common stock in accordance with the conversion terms of the preferred stock. In conjunction with the conversion we issued them 535,314 shares of common stock for dividends accrued through the date of conversion as required under the terms of the preferred stock. The Company did not receive any proceeds from the conversions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

OVERVIEW

Our Business

Over the past few years, we have restructured the Company around our higher gross margin businesses. We are now organized into three business units: IPIX Security, IPIX Ad Technologies and IPIX InfoMedia.

   o IPIX Security provides security and surveillance products and services for commercial and governmental customers.

   o IPIX Ad Technologies focuses on the sale of complete solutions to customers who rely on visual data to create effective directional advertising such as publishers of newspaper classifieds, yellow page directories, on-line auctions, real estate and autos classifieds.

   o IPIX InfoMedia focuses on the sale of immersive still technology licenses for the on-line real estate, travel and hospitality and visual documentation markets.

Business Trends and Conditions

At the end of the first quarter of 2004, our Security business unit launched a new family of Full-360 degree camera systems. These new camera systems will generate revenues from their sale primarily to distributors. The cost of sales for the sale of camera equipment is generally expected to be 40% to 60% of related revenues. We continue to develop additional products for the security and surveillance market.

Substantially all of our recurring revenue in the past was derived from transaction fees generated by our Ad Technologies business unit. In particular, eBay represented approximately 84% of total revenue for the quarter ended March 31, 2003. We no longer provide any products or services to eBay as of November 1, 2003. We continue to diversify and add additional Ad Technologies' customers and are currently targeting image management for publications, on-line and in-print classified advertising and other business opportunities.

Our immersive technology used by the InfoMedia business unit primarily generates revenues in two ways: licenses of software and the sale of camera equipment. In the past, we utilized "keys" to license our InfoMedia technology to capture and save a single immersive image. With the launch of Interactive Studios in the first quarter of 2004, we now offer time-based seat or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year. We sell our immersive products and services primarily into the real estate, travel and hospitality and visual documentation markets. The cost of sales for our licenses is low in proportion to the related revenue. The cost of sales for the sale of camera equipment has generally been 50% to 75% of related revenues. We continue to develop our immersive imaging business for the security and surveillance market.

We also provide professional services to customers that request specific customizations or integrations of our products and services. Providing professional services is labor intensive, and our cost of sales for professional service tends to be 40% to 60% of revenues.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, "Software Revenue Recognition" and Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." We derive revenue from product sales and services we provide to customers. Product revenue includes InfoMedia hardware and licenses, IPIX Security hardware and licenses, as well as Ad Technology license revenue. Service revenues are primarily from transactions where a seller uses IPIX image management products to enhance their on-line offering.

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

Transaction hosting revenues are recognized ratably as transactions are performed provided there was persuasive evidence of an arrangement, the fee was fixed or determinable and collection of the resulting receivable was reasonably assured. Revenues generated from professional services are recognized as the related services are performed. When such professional services are combined with on-going transaction services or are deemed to be essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized while the transaction services are performed, on a percentage of completion method or not until the contract is completed in accordance with SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts," and ARB No. 45, "Long-Term Construction-Type Contracts." Reimbursements received for out-of-pocket expenses incurred are characterized as revenue in the statement of operations.

Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under EITF 00-21, which is codified in SEC Staff Accounting Bulletin No. 104 "SAB 104." Multiple element arrangements primarily involve an arrangement with professional services and transaction hosting. Revenue is recognized as each element is earned, namely upon completion of the services, provided that the fair value of the undelivered element(s) has been determined, the delivered element has stand-alone value, there is no right of return on delivered element(s), and we are in control of delivery of the undelivered element(s).

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

Goodwill

During the fourth quarter of 2003, certain events, including the end of the agreement with eBay, led the Company to perform an impairment review of goodwill. The eBay agreement ended in November 2003 and was the primary source of cash flows for the technology associated with goodwill in the Ad Technologies business unit. This review indicated that goodwill was being carried at amounts in excess of the fair value based on estimated discounted future cash flows of the Ad Technologies business unit. As a result, an impairment charge was recorded to expense in the year ended December 31, 2003. No balance remains in goodwill.

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

RESTRUCTURING ACTIONS

During the three months ended March 31, 2004, $0.1 million of payments were made against the Company's restructuring accrual. No additions were made to the accrual during the quarter ended March 31, 2004. At March 31, 2004 the remaining balance in the restructuring accrual was $0.3 million.

RESULTS OF OPERATIONS

The  following  table  presents,   for  the  periods   indicated,   the  percent
relationship to total revenues of select items in our statements of operations.


                                                                              Three months ended
                                                                                  March 31,
                                                                               2003          2004
                                                                              -------       -------
Revenue:
      Ad Technologies...................................................        87.6%        34.1%
      InfoMedia.........................................................        12.3         65.6
      Security..........................................................         0.1          0.3
                                                                              -------       -------
   Total revenue........................................................       100.0        100.0
                                                                              -------       -------
Cost of revenue:
      Ad Technologies...................................................        27.9         93.9
      InfoMedia.........................................................         5.3         41.1
      Security..........................................................         0.1          0.2
                                                                              -------      --------
   Total cost of revenue................................................        33.3        135.2
                                                                              -------       -------
   Gross profit.........................................................        66.7        (35.2)
                                                                              -------       -------
Operating expenses:
      Sales and marketing...............................................        27.6        185.9
      Research and development..........................................        19.7        128.1
      General and administrative........................................        13.0         96.0
                                                                              -------       -------
   Total operating expenses.............................................        60.3        410.0
                                                                              -------       -------
Income (loss) from operations...........................................         6.4       (445.2)
Other...................................................................        (0.7)         0.6
                                                                              -------      --------
Net income (loss).......................................................         5.7%      (444.6)%
                                                                              =======      ========

Quarter Ended March 31, 2003 Compared to the Quarter Ended March 31, 2004


                                                                                   Three months ended
                                                                                        March 31,
                                                                                  -------------------
                                                                                                                   Percent
                             (Dollars in thousands)                                  2003      2004   Difference   Change
                                                                                  --------- --------- ----------  --------

Revenue:
      Ad Technologies..........................................................   $   5,602 $    246  $  (5,356)    (96)%
      InfoMedia................................................................         784      474       (310)    (40)
      Security.................................................................           5        2         (3)    (60)
                                                                                  --------- --------  ----------   -------
   Total revenue...............................................................       6,391      722     (5,669)    (89)
                                                                                  --------- --------  ----------   -------

Cost of revenue:
      Ad Technologies..........................................................       1,782      678     (1,104)    (62)
      InfoMedia................................................................         338      297        (41)    (12)
      Security.................................................................           4        1         (3)    (75)
                                                                                  --------- --------  ----------   -------
   Total cost of revenue.......................................................       2,124      976     (1,148)    (54)
                                                                                  --------- --------  ---------    ------
   Gross profit................................................................       4,267     (254)    (4,521)   (106)
                                                                                  --------- --------- ----------   -------

Operating expenses:
      Sales and marketing......................................................       1,761    1,342       (419)    (24)
      Research and development.................................................       1,260      925       (335)    (27)
      General and administrative...............................................         829      693       (136)    (16)
                                                                                  --------- --------  ---------    ------
   Total operating expenses....................................................       3,850    2,960       (890)    (23)
                                                                                  --------- --------  ---------    ------
Income (loss) from operations..................................................         417   (3,214)    (3,631)   (871)
Other..........................................................................         (49)       4         53     108
                                                                                  --------- --------  ---------    ------

Net Income (loss)..............................................................   $     368 $ (3,210) $  (3,578)   (972)%
                                                                                  ========= ========  =========    ======

Revenue.
      Ad Technologies:  Decreased  in the quarter  ended March 31, 2004 over the quarter ended March 31, 2003 due to decreased volumes of images processed, primarily related to the change in relationship with eBay as of November 2003.
      InfoMedia:  During the first quarter of 2003,  InfoMedia  recognized  $0.3 million in royalties while in the first quarter of 2004 the group recognized virtually no royalty revenues. In February 2004, InfoMedia launched Interactive Studios to eventually replace the sale of one-use keys, which generated royalty income in 2003.
      Security: At the end of the first quarter of 2004, the Security business unit launched its new family of Full-360 degree security cameras. Prior to this launch, the Security group had primarily been developing the products and testing them in field beta trials.

Cost of Revenue.
      Ad Technologies:   Cost  of  revenue   consists  of  our  direct  expenses
         associated with the processing, hosting and distribution of digital content. With the reduced volumes of images to process during the first quarter of 2004 relative to the first quarter of 2003, the Ad Technologies business unit decreased depreciation expense by reducing the capital committed to image processing ($0.6 million), lowered its purchase of bandwidth and managed care services from third party co-location facilities ($0.2 million) and reduced the number of personnel and other expenses incurred in the management of the network ($0.3 million). Gross profit in the first quarter of 2004 was negative because of fixed costs associated with the running and management of the network.
      InfoMedia: Cost of revenues consists of the costs of the digital camera and related components included in an InfoMedia kit. Cost of revenue declined in the first quarter of 2004 relative to 2003, primarily due to fewer kit sales. Cost of revenue as a percent of revenue increased from 43% in the first quarter of 2003 to 63% in the first quarter of 2004 primarily because in the first quarter of 2003 the group recognized $0.3 million of royalties, which have no cost of revenues, where as in first quarter 2004 the group recognized virtually no royalty revenues. The remaining difference in cost of revenues between the quarters is related to product mix of the types of camera kits sold.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased in the quarter ended March 31, 2004 over the quarter ended March 31, 2003, primarily due to the changed relationship with eBay ($0.5 million) offset by an increase in growth of sales and marketing activities in our Security business unit ($0.1 million).

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses decreased in the quarter ended March 31, 2004 over the quarter ended March 31, 2003, due to the result of the changed relationship with eBay ($0.4 million), offset by an increase in growth of research and development of our new family of Full-360 degree security cameras ($0.1 million).

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services and other costs associated with being a public company. General and administrative expenses decreased in the quarter ended March 31, 2004 over the quarter ended March 31, 2003, due to the decrease in personnel costs and outside professional services.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At March 31, 2004, we had $9.0 million of cash, restricted cash and short term investments, of which $1.7 million was restricted.

                       Summary Consolidated Cash Flow Data
                                                                          Three months ended
                                                                               March 31,
                                                                        ----------------------
                         (In thousands)                                    2003         2004
                                                                        -----------  ---------

Net cash provided by (used in) operating activities...............      $   2,699     $ (3,366)
Net cash used in investing activities.............................           (310)         (38)
Net cash provided by (used in) financing activities...............           (685)         144
Effect of exchange rate changes on cash...........................              5           --
                                                                        ---------     --------
Net increase (decrease) in cash and cash equivalents..............          1,709       (3,260)
Cash and cash equivalents, beginning of period....................          3,020       10,241
                                                                        ---------     --------

Cash and cash equivalents, end of period..........................      $   4,729     $  6,981
                                                                        =========     ========

Cash flows from operating activities in the first quarter of 2004, reflects net loss of $3.2 million, compared to a net income of $0.4 million the first quarter of 2003. Our net income for the three months ended March 31, 2003 included $0.9 million of non-cash depreciation charges, whereas the three months ended March 31, 2004 included $0.3 million of such charges. During the first quarter of 2003, the Company had positive net cash flows from working capital of $1.4 million, primarily as a result of accounts receivable collections in early 2003. During the first quarter of 2004, the Company invested $0.5 million in additional working capital for its three business units.

Net cash used in investing activities in the first quarter of 2004 and 2003 was primarily related to the acquisition of computer software and hardware. We do not currently expect any significant acquisitions of computer hardware and software throughout the remainder of 2004.

Net cash provided by financing activities in the first quarter of 2004 was primarily related to $0.4 million of proceeds from the exercise of stock options, net of $0.2 million of payments made on capital lease obligations. Net cash used in financing activities in the first quarter of 2003 related to payments on capital lease obligations. The capital lease payments in 2003 were larger than in 2004 because in the fourth quarter of 2003, the Company returned equipment under lease from eBay in exchange for the retirement of the remaining obligations under the leases.

During the quarter ended March 31, 2004 and in the prior fiscal years, the Company has experienced, and continues to experience, certain going concern issues related to cash flow and profitability. As discussed in Note 14, in April 2004, the Company has generated approximately $8 million in cash from the sale of its common stock. In addition, the Company believes that it will improve its cash flow through the sale of new products launched in the first quarter of 2004 in the Security and InfoMedia business units.

During 2003, the Company changed its relationship with its largest customer, eBay, which represented 87% of revenue for the year ended December 31, 2003. eBay licensed technology from the Company that had previously been used by the Company to provide eBay with recurring services. After 2003, the Company no longer provides any services to eBay. As a result, the Company has a limited operating history as it will operate in 2004 and upon which an evaluation of its business and prospects may be made. In addition, the Company is subject to generally prevailing economic conditions and, as such, the Company's operating results in 2004 will be dependent upon its ability to provide quality products and services, the success of its customers and the appropriations processes of various commercial and governmental entities.

Management believes, however, that the Company has sufficient cash resources to meet its funding needs through at least the next twelve months. The Company finished the first quarter of 2004 with approximately $9.0 million in cash reserves (cash and cash equivalents of $6.98 million, short-term restricted investments of $1.10 million, long-term restricted cash of $0.63 million and short-term investments of $0.33 million) and in April 2004, the Company generated approximately $8 million in cash from the sale of its common stock, as further described in Note 14. The Company has three business units all at different stages in their development. Management expects to continue to make significant investments in the development, sale and marketing of new products for the security market and in the image management business, which may consume some of the Company's cash reserves.

Management's focus is to manage our cash requirements and focus our operations on revenue generation and controlled spending. Our long-term strategy remains unchanged. We will continue to invest in research and development for our Security and image management products and will in the expansion of our Security distribution channel and the offline publications and online classified advertising businesses.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities ("VIE"), an Interpretation of ARB No. 51" ("FIN 46") and in December 2003, issued a revised interpretation (FIN 46-R). FIN No. 46, as revised, requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46-R are effective immediately for all arrangements entered into after January 31, 2003. For arrangements entered into prior to February 1, 2003, we adopted the provisions of FIN 46-R in the first quarter of 2004. The adoption of FIN 46-R did not have a significant effect on our financial position or results of operations.

INFLATION

Inflation has not had a significant impact on our operations to date.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2004, we had $9.0 million of cash, cash equivalents, short-term and long-term restricted cash and short-term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we concluded that we do not have material market risk exposure.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period for which this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors during the period covered by this quarterly report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

                           FORWARD-LOOKING STATEMENTS

This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on our management's beliefs, assumptions and expectations of our future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause our actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements. Factors that could contribute to these differences include those discussed in "Risk Factors" of our annual report on Form 10-K filed with the SEC on March 31, 2004.

The words "believe", "may", "will", "should", "anticipate", "estimate", "expect", "intends", "objective" or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3, Legal Proceedings in our Annual Report on Form 10-K. On April 7, 2004, the California Teachers' Retirement System filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit appealing the dismissal of the First Amended Consolidated Complaint for violation of federal securities laws filed against Homestore.com, Inc, us and the other named defendants.

Item 2. Changes In Securities And Use Of Proceeds

On April 5, 2004, pursuant to a Securities Purchase Agreement, the Company sold 909,090 shares of common stock and additional investment rights to purchase 888,180 in a private unregistered offering to institutional investors. The per share offering price was $5.50, and the offering raised net proceeds of approximately $5 million. The additional investment rights have an exercise price of $6.05 per share. The Company has agreed to file a registration statement relating to the resale of the shares. The additional investment rights are immediately exercisable and expire 90 trading days after the registration statement relating to the resale of the shares has been declared effective by the SEC. If exercised fully, the additional investment rights would provide the Company with approximately an additional $5.3 million in proceeds. The offering was conducted pursuant to the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended, and other applicable exemptions set forth in the Securities Act.


Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission Of Matters To A Vote Of Security Holders

     None.

Item 5. Other Information

    None.

Item 6. Exhibits And Reports On Form 8-K

Exhibits

Exhibit        Exhibit Description
Number         -------------------
-------

   4 Form of Additional Investment Right dated as of April 4, 2004 by and between the Registrant and the Purchasers thereto, filed as
               Exhibit 4 to the Company's Current Report on Form 8-K filed on April 7, 2004, is hereby incorporated herein by reference.

  10 Securities Purchase Agreement dated as of April 4, 2004 by and between the Registrant and the Purchasers thereto, filed as
               Exhibit 10 to the Company's Current Report on Form 8-K filed on April 7, 2004, is hereby incorporated herein by reference.

 31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

 31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

 32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer



Reports On Form 8-K

The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2004:


         Date Filed                       Event Reported
         ----------                       --------------

February 10, 2004....    Item 5.  Resignation of Thomas M. Garrott as a Director
                         of the Registrant.

March 9, 2004........    Items 7 and 12. Earnings  release  regarding  financial
                         results for the quarter and year ended December
                          31, 2003.
March 18, 2004.......    Item 5.  Resignation of Greg Daily as a Director of
                         Registrant.

                                IPIX CORPORATION
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: April 19, 2004                IPIX CORPORATION
                                      (Registrant)


                                     /s/ Paul Farmer
                                    -------------------------
                                     Paul Farmer
                                     Authorized Officer
                                     Chief Financial Officer and
                                     Chief Accounting Officer

                                IPIX CORPORATION
                         INDEX TO EXHIBITS FOR FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2004


         EXHIBIT NO.                    EXHIBIT DESCRIPTION
         -----------                    -------------------


              4 Form of Additional Investment Right dated as of April 4, 2004 by and between the Registrant and the Purchasers thereto, filed as Exhibit 4 to the Company's Current Report on Form 8-K filed on April 7, 2004, is hereby incorporated herein by reference.

             10 Securities Purchase Agreement dated as of April 4, 2004 by and between the Registrant and the Purchasers thereto, filed as Exhibit 10 to the Company's Current Report on Form 8-K filed on April 7, 2004, is hereby incorporated herein by reference.

             31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

             31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

             32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

                                                                    Exhibit 31.1

        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Donald Strickland, the President and Chief Executive Officer of IPIX Corporation, certify that:


1.    I have reviewed this quarterly report on Form 10-Q of IPIX Corporation;


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

Date April 19, 2004


/s/ Donald Strickland
------------------------------
Donald Strickland
President and Chief Executive Officer

                                                                    Exhibit 31.2

        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

I, Paul Farmer, Chief Financial Officer of IPIX Corporation, certify that:


1.    I have reviewed this quarterly report on Form 10-Q of IPIX Corporation;


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





Date April 19, 2004
/s/ Paul Farmer
--------------------------
Paul Farmer
Chief Financial Officer

                           Section 1350 Certifications

                                   Exhibit 32

     In connection with the Quarterly Report of IPIX Corporation and its wholly-owned subsidiaries (collectively, the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Donald Strickland and Paul Farmer, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Donald Strickland
------------------------
Donald Strickland
Chief Executive Officer
April 19, 2004



/s/ Paul Farmer
------------------------
Paul Farmer
Chief Financial Officer
April 19, 2004





A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.