Form 10-Q
period 2004-06-30
IPIX CORP
filed 2004-07-26
CIK 1088022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2004               Commission File No. 000-26363

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

18,018,622 shares of $0.001 par value common stock outstanding as of July 16, 2004.

                                IPIX CORPORATION
                                    FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004
                                      INDEX


PART I - FINANCIAL INFORMATION...........................................     3

     Item 1. Condensed Consolidated Financial Statements (unaudited).....     3

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations...................................    12

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...   20

     Item 4. Controls and Procedures.....................................    20

  PART II - OTHER INFORMATION............................................    20

     Item 1. Legal Proceedings...........................................    20

     Item 2. Changes In Securities And Use Of Proceeds...................    21

     Item 3. Defaults Upon Senior Securities.............................    21

     Item 4. Submission Of Matters To A Vote Of Security Holders.........    21

     Item 5. Other Information...........................................    21

     Item 6. Exhibits And Reports On Form 8-K............................    21

  Signatures.............................................................    22

  Exhibit Index..........................................................    23

PART I - FINANCIAL INFORMATION


Item 1.  Condensed Consolidated Financial Statements

                                IPIX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                        December 31,    June 30,
                                                                                                            2003          2004
                                                                                                      ---------------- -------------
                                                                                                             (1)        (unaudited)
(In thousands)

 ASSETS
 Cash and cash equivalents.........................................................................     $    10,241     $  13,453
 Restricted short term investments.................................................................           1,100           800
 Short term investments............................................................................
                                                                                                                331           645
 Accounts receivable, net..........................................................................             261           629
 Inventory, net....................................................................................             398           436
 Prepaid expenses and other current assets.........................................................           1,523         1,571
                                                                                                       ------------      -----------
       Total current assets........................................................................          13,854        17,534
 Computer hardware, software and other, net........................................................           1,578         1,134
 Restricted cash and other long term assets........................................................             852           718
                                                                                                       ------------      -----------
       Total assets................................................................................     $    16,284      $ 19,386
                                                                                                       ============      ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable..................................................................................     $       612      $    434
 Accrued liabilities...............................................................................           3,342         3,456
 Deferred revenue..................................................................................              76             8
 Current portion of obligations under capital leases...............................................             608           279
                                                                                                       ------------      -----------
       Total current liabilities...................................................................           4,638         4,177
 Other long term liabilities.......................................................................             181            22
                                                                                                       ------------      -----------
          Total liabilities........................................................................           4,819         4,199
                                                                                                       ------------      -----------
 STOCKHOLDERS' EQUITY:
 Preferred stock (Aggregate liquidation value: $23,716 in 2003 and $9,533 in 2004).................               1             -
 Common stock......................................................................................               9            18
 Class B common stock..............................................................................               -             -
 Additional paid-in capital........................................................................         515,186       525,513
 Accumulated deficit...............................................................................        (503,731)     (510,344)
                                                                                                       ------------      -----------
       Total stockholders' equity..................................................................          11,465        15,187
                                                                                                       ------------      -----------

       Total liabilities and stockholders' equity..................................................     $    16,284      $ 19,386
                                                                                                       ============      ===========

______________________

(1) The December 31, 2003 balances were derived from the audited financial statements.

             See accompanying notes to the unaudited condensed consolidated financial statements.

                                IPIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              Three months ended               Six months ended
                                                                                   June 30,                        June 30,
                                                                             ---------------------         -------------------------
                                                                              2003            2004            2003           2004
                                                                             ----------  ---------         -----------  ------------
                   (In thousands, except per share data)                          (unaudited)                     (unaudited)


    Revenue:
    Security.........................................................       $      86       $     404       $     91       $    406
    AdMission........................................................           6,058             288         11,660            534
    InfoMedia........................................................             408             609          1,192          1,083
                                                                            ---------       ---------       --------       ---------
      Total revenue.................................................            6,552           1,301         12,943          2,023
                                                                            ---------       ---------       --------       ---------
    Cost of revenue:
    Security.........................................................              82             288             86            289
    AdMission........................................................           1,768             560          3,550          1,238
    InfoMedia........................................................             287             297            625            594
                                                                            ---------       ---------       --------       ---------
       Total cost of revenue.........................................           2,137           1,145          4,261          2,121
                                                                            ---------       ---------       --------       ---------
       Gross profit (loss)...........................................           4,415             156          8,682            (98)
                                                                            ---------       ---------       --------       ---------
    Operating expenses:
    Sales and marketing..............................................           2,044           1,653          3,805          2,995
    Research and development.........................................           1,168             997          2,428          1,922
    General and administrative.......................................             834             925          1,663          1,618
                                                                            ---------       ---------       --------       ---------
       Total operating expenses......................................           4,046           3,575          7,896          6,535
                                                                            ---------       ---------       --------       ---------
    Income (loss) from operations....................................             369          (3,419)           786         (6,633)
    Other............................................................             (34)             16            (83)            20
                                                                            ---------       ---------       --------       ---------
    Net income (loss)................................................             335          (3,403)           703         (6,613)
    Preferred stock dividends........................................            (453)           (224)          (891)          (624)
                                                                            ---------       ---------       --------       ---------
    Net loss available to common stockholders........................       $    (118)      $  (3,627)      $   (188)      $ (7,237)
                                                                            =========       =========       ========       =========
    Loss per common share, basic and diluted ........................       $   (0.02)      $   (0.23)      $  (0.03)      $  (0.58)
    Weighted average common shares, basic and diluted................           7,004          15,894          6,910         12,398



 See accompanying notes to the unaudited condensed consolidated financial statements.

                                IPIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                 Six months ended
                                                                                                                     June 30,
                                                                                                               ---------------------
                                                                                                                  2003      2004
                                                                                                               ---------  ----------
                                                     (In thousands)                                                  (unaudited)

Cash flows from operating activities:
Net income (loss)............................................................................................   $    703  $  (6,613)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation.................................................................................................      1,868        519
Provision for doubtful accounts receivable...................................................................         28          3
Changes in operating assets and liabilities:
   Accounts receivable.......................................................................................      1,461       (371)
   Inventory.................................................................................................          1        (38)
   Prepaid expenses and other current assets.................................................................       (866)       (48)
   Other long term assets....................................................................................         50        134
   Accounts payable..........................................................................................        531       (178)
   Accrued liabilities and other.............................................................................        (24)       (45)
   Deferred revenue..........................................................................................      2,993        (68)
                                                                                                               ---------  ----------
      Net cash provided by (used in) operating activities....................................................      6,745     (6,705)
                                                                                                               ---------  ----------
Cash flows from investing activities:
Purchases of computer hardware, software and other...........................................................       (808)       (75)
Maturity of short term investments...........................................................................
                                                                                                                      --      1,431
Purchase of short term investments...........................................................................         --     (1,445)
                                                                                                               ---------  ----------
      Net cash used in investing activities..................................................................       (808)       (89)
                                                                                                               ---------  ----------
Cash flows from financing activities:
Proceeds from issuance of common stock.......................................................................      1,036      4,901
Proceeds from issuance of common stock (PIPE), net...........................................................         --      4,897
Proceeds from issuance of common stock (AIR).................................................................         --        537
Repayments of capital lease obligations......................................................................     (1,316)      (329)
                                                                                                               ---------  ----------
      Net cash provided by (used in) financing activities....................................................       (280)    10,006
                                                                                                               ---------  ----------
Effect of exchange rate changes on cash......................................................................          3         --
                                                                                                               ---------  ----------
Net increase in cash and cash equivalents....................................................................      5,660      3,212
Cash and cash equivalents, beginning of period...............................................................      3,020     10,241
                                                                                                               ---------  ----------
Cash and cash equivalents, end of period.....................................................................   $  8,680  $  13,453
                                                                                                               =========  ==========

 See accompanying notes to the unaudited condensed consolidated financial statements

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

IPIX Corporation, formerly Internet Pictures Corporation, offers mission critical imaging where visual content is required for the protection of life and property and eCommerce. IPIX conducts its business through three business units that share IPIX's patented technology: IPIX Security, IPIX AdMission and IPIX InfoMedia. The Company's solutions create, process and manage a rich variety of media including still images, Full-360 degree immersive images and video. IPIX Security is a supplier of Full-360 video surveillance technology for critical government and commercial security applications that provide complete and continuous situational awareness. IPIX AdMission offers services that visually enhance online auctions and real estate listings. IPIX InfoMedia supports the creation of Full-360 degree panoramic photography and movies content.

IPIX's extensive intellectual property covers patents for Full-360 imaging, video and surveillance applications and image management.

The accompanying unaudited condensed consolidated financial statements include the accounts of IPIX Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada), Inc. and PW Technology, Inc. The consolidation of these entities will collectively be referred to as the Company or IPIX. All significant intercompany balances and transactions have been eliminated. The Company has ceased operations in its Canadian and United Kingdom subsidiaries and is in the process of liquidation of those subsidiaries.

We have prepared these financial statements, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United State of America have been omitted. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our audited financial statements as of and for the year ended December 31, 2003.

The information furnished reflects all adjustments which management believes are necessary for a fair presentation of our financial position as of June 30, 2004 and the results of our operations for the three and six month periods ended June 30, 2003 and 2004 and our cash flows for the six month periods ended June 30, 2003 and 2004. All such adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended June 30, 2003 and 2004 are not necessarily indicative of the results to be expected for the respective full years.

2.  GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. During the quarter ended June 30, 2004 and in the prior fiscal years, the Company experienced and continues to experience, certain going concern issues related to cash flow and profitability.

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

Management believes, however, that the Company has sufficient cash resources to meet its funding needs through at least the next twelve months. The Company finished the second quarter of 2004 with approximately $15.5 million in cash reserves (cash and cash equivalents of $13.5 million, short-term restricted investments of $0.8 million, long-term restricted cash of $0.6 million and short-term investments of $0.6 million). The Company has three business units all at different stages in their development. Management expects to continue to make significant investments in the development, sale and marketing of new products for the security market and in the image management business, which may consume some of the Company's cash reserves.

3.  CASH, CASH EQUIVALENTS AND RESTRICTED SHORT TERM INVESTMENTS

We consider all highly liquid debt instruments with a remaining maturity at date of purchase of three months or less to be cash equivalents.

At June 30, 2004, we had a $1.4 million short term investment which matures on June 19, 2005, $0.8 million of which has been provided as collateral for certain capital lease obligations and, accordingly, classified as restricted short term investments. We will renew the investment for successive short term periods until the capital lease obligation restrictions are removed.

4.  EQUITY

On April 5, 2004, we completed the sale of 909,090 shares of our common stock, resulting in net proceeds received of approximately $4.9 million, and additional investment rights ("AIR") to purchase another 888,180 shares of our unregistered common stock in a private offering to accredited institutional investors ("PIPE"). The shares of common stock were sold at $5.50 per share and the shares of common stock underlying the AIR are purchasable at $6.05 per share. The AIR is exercisable until September 28, 2004. During the quarter ended June 30, 2004, we issued 88,818 shares of common stock upon exercise of a portion of the AIR. The proceeds to the Company from the AIR exercise were $0.5 million. The common stock and the common stock underlying the AIR have been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States. The Company's Form S-3 filed on May 5, 2004 provides a description of this transaction and copies of the executed documents.

During the three months ended March 31, 2004, we issued 442,144 shares of common stock upon exercise of stock options. The total proceeds to the Company from the first quarter option exercises were $0.6 million, $0.3 million of which was collected on April 1, 2004. During the quarter ended June 30, 2004, we issued 1,511,680 shares of common stock upon exercise of stock options. The proceeds to the Company from the option exercises were $4.2 million. During the quarter ended June 30, 2004, we sold 91,140 shares of common stock to employees under the IPIX Employee Stock Purchase Plan ("ESPP"). The proceeds to the Company from the ESPP purchases were $0.1 million.

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

The following table sets forth the computation of basic and dilutive loss per common share for the periods indicated:

                                                                              Three months ended         Six months ended
                                                                                   June 30,                  June 30,
                                                                          ------------------------  ------------------------
                      (In thousands, except per share)                        2003         2004         2003        2004
                                                                          ------------------------  ------------------------
                                                                                  (unaudited)               (unaudited)
NUMERATOR:
Net income (loss)....................................................      $     335    $  (3,403)    $    703    $ (6,613)
Preferred stock dividends............................................           (453)        (224)        (891)       (624)
                                                                          -----------   ---------     ---------   ---------
Net loss available to common stockholders............................      $    (118)   $  (3,627)    $   (188)   $ (7,237)
                                                                          ===========   ==========    =========   =========
DENOMINATOR:
   Weighted average shares outstanding - Basic and diluted...........          7,004       15,894        6,910      12,398
                                                                          ===========   ==========    =========   =========
LOSS PER COMMON SHARE, BASIC AND DILUTED.............................      $   (0.02)   $   (0.23)    $  (0.03)   $  (0.58)
                                                                          ===========   ==========    =========   =========

The following table sets forth potential common shares that are not included in the diluted net loss per common share calculation because to do so would be antidilutive for the three months ended June 30, 2003 and 2004 as a result of the net loss available to common stockholders:


                          (Shares in thousands)                            Three months ended
                                                                                June 30,
                                                                        ------------------------
                                                                         2003             2004
                                                                        ------------------------

           Stock options...........................................       1,248            1,967
           Convertible preferred stock.............................      12,893            4,225
           Warrants.................................................        337            1,917

Not included in the table above, were the following rights to purchase common stock where the average exercise price was greater than the average common share price during the period and, accordingly, they were excluded from diluted net earnings per common share for the three month periods ended June 30, 2003 and 2004:


 (Shares in thousands)                                                             Three months ended
                                                                                        June 30,
                                                                                ----------------------
                                                                                   2003          2004
                                                                                ----------  ----------

Average share price of IPIX common stock...................................     $   2.76      $  10.17
Stock options:
   Average exercise price of options.......................................     $  21.68      $  85.34
   Shares excluded.........................................................          929            94
Common Warrants (average exercise price $165.33)...........................          137           137


6.     RESTRUCTURING AND OTHER

During the six months ended June 30, 2004, $0.2 million of payments were made against the Company's restructuring accrual. No additions were made to the accrual during the six months ended June 30, 2004. At June 30, 2004 the remaining balance in the restructuring accrual was $0.2 million.

7.     STOCK-BASED COMPENSATION - FAIR VALUE DISCLOSURES

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

The computations for pro forma basic and diluted loss per share follow:

                                                                              Three months ended           Six months ended
                                                                                   June 30,                    June 30,
                                                                           -------------------------    -------------------------
               (In thousands, except per share data)                          2003          2004           2003           2004
                                                                           ------------   ----------    -----------   -----------
                                                                                  (unaudited)                  (unaudited)
                                                                           -------------------------    -------------------------
Net loss available to common stockholders............................       $    (118)    $  (3,627)    $   (188)      $ (7,237)
Less total stock-based employee compensation expense
    determined under fair value based methods for all awards.........
                                                                                 (431)         (940)        (867)        (1,281)
                                                                            ----------    ----------    ---------     ------------
Adjusted net loss available to common stockholders...................       $    (549)    $  (4,567)    $ (1,055)      $ (8,518)
                                                                            ==========    ==========    =========     ============

Basic and diluted loss per common share:
   Net loss available to common stockholders before pro forma charges..     $   (0.02)     $ (0.23)     $   (0.03)     $ (0.58)
   Net effect of pro forma charges.....................................         (0.06)       (0.06)         (0.12)       (0.10)
                                                                            ----------    ----------    ----------    ------------
Adjusted net loss per common share available to common stockholders....     $   (0.08)     $ (0.29)     $   (0.15)     $ (0.68)
                                                                            ==========    ==========    ==========    ============

Grants under the ESPP have a look-back feature and a 15% discount and accordingly under FAS 123 would have had compensation expense calculated as a result. The fair value disclosure associated with the ESPP grants is included in the fair value pro-forma information above.

8.     COMMITMENTS AND CONTINGENCIES

Commitments

The table below shows our contractual obligations as of June 30, 2004:

                            (In thousands)                                                 Payments Due by Period
                                                                        -------------------------------------------------------
                                                                                    Remainder
                                                                          Total      of 2004      2005       2006        2007
                                                                        --------    ---------   ---------   -------    --------
Capital leases......................................................    $    279     $    279    $    -     $  -      $    -
Operating leases....................................................       2,728          495       1,398      771        64
                                                                        --------     --------    --------   ------    -------
Total...............................................................    $  3,007     $    774    $  1,398   $  771    $   64

At June 30, 2004, the Company had $0.6 million of its cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in 2005 and, accordingly, classified as long term restricted cash. In addition, as of June 30, 2004, the Company has prepaid $0.5 million of its obligations to the co-location facility.

Contingencies

On November 15, 2002, a First Amended Consolidated Complaint for violation of federal securities laws was filed against Homestore.com, Inc. ("Homestore") by the California Teachers' Retirement System ("CalSTRS"). The Complaint is a class action lawsuit filed on behalf of stockholders of Homestore which flows from alleged misstatements and omissions made by Homestore and the other named defendants, which include us. The Complaint alleges that during 2001, Homestore and IPIX entered into fraudulent reciprocal transactions intended to artificially bolster and maintain Homestore's and our respective stock prices. The Complaint alleges that Homestore's public statements with respect to these transactions are attributable to us and violate Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We joined with other co-defendants and filed a joint motion to dismiss, alleging that the Complaint fails to state a claim upon which relief may be granted, among other things. On March 7, 2003, the United States District Court for the District of Central California granted our motion to dismiss, with prejudice. On April 7, 2004, the California Teachers' Retirement System filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit appealing the dismissal of the First Amended Consolidated Complaint for violation of federal securities laws filed against Homestore.com, Inc, us and the other named defendants. On July 22, 2004, CalSTRS and IPIX filed a Stipulation of Dismissal with the Court of Appeals pursuant to which the appeal was dismissed, with prejudice, against IPIX.

In June 2003, we filed a lawsuit against Ford Oxaal and Minds-Eye-View, Inc. in the United States District Court for the Eastern District of Tennessee alleging patent infringement of certain patents and other causes of action. The defendants in the lawsuit have filed counterclaims against the Company in their response to our action. The litigation is in the pre-trial motion stage at the current time.

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

Information about the reported segments is as follows:

                                                                        Three months ended          Six months ended
                                                                             June 30,                   June 30,
                                                                     ----------------------     -----------------------
           (In thousands)                                              2003          2004         2003          2004
                                                                     --------     ---------     --------      ---------

Revenue:
   Security....................................................      $     86      $    404     $     91      $    406
   AdMission...................................................         6,058           288       11,660           534
   InfoMedia...................................................           408           609        1,192         1,083
                                                                     --------      --------     --------      ---------
Total..........................................................      $  6,552      $  1,301     $ 12,943      $  2,023
                                                                     ========      ========     ========      =========

Gross profit (loss):
   Security....................................................      $      4      $    116     $      5      $    117
   AdMission...................................................         4,290          (272)       8,110          (704)
   InfoMedia...................................................           121           312          567           489
                                                                     --------      --------     --------      ---------
Total..........................................................      $  4,415      $    156     $  8,682      $    (98)
                                                                     ========      ========     ========      =========

10.  CONCENTRATIONS OF CREDIT RISK

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

The following table summarizes the revenue from customers in excess of 10% of total revenues:


                                                                               Three months ended        Six months ended
                                                                                    June 30,                 June 30,
                                                                            -----------------------   ----------------------
                                                                               2003         2004        2003        2004
                                                                            ----------    ---------   ---------   ----------

Homestore...............................................................          3%           9%          3%         10%
eBay....................................................................         87%          --%         85%         --%
UK Distributor..........................................................         --%          35%         --%         22%



At June 30, 2004, Homestore represented 13% of accounts receivable and our UK distributor represented 48% of accounts receivable. There are no amounts due from eBay as of June 30, 2004. At December 31, 2003, Homestore represented 22% and our UK Distributor represented 3% of accounts receivable. There were no amounts due from eBay as of December 31, 2003.

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

During the second quarter, 613,483 shares of Series B Preferred stock plus accumulated dividends were converted into 6,261,574 shares of the Company's Common Stock. The Company did not receive any proceeds from the conversions. As of June 30, 2004, 390,347 shares of Series B Preferred Stock remain outstanding and the Liquidation Preference was $9.5 million, which includes $1.7 million in accrued dividends in arrears on the Series B Preferred Stock which have not been declared to be paid. During the second quarter, 791 shares of Series B Preferred stock, issued by the exercise of 1,000 shares of the Series B Warrants, were converted into 7,286 shares of the Company's Common Stock. The Company did not receive any proceeds from the Warrant exercise.

12.  RELATED PARTY TRANSACTIONS

Transactions with eBay, Inc.

In September 2001, eBay acquired Series B Preferred Stock from the Company and as a result beneficially owned more than 10% of the Company's common stock through April 2004. Pursuant to an agreement dated April 19, 2000, as amended, the Company provided to eBay, Inc. image management services to eBay's online auction Web sites. Pursuant to that agreement, the Company issued eBay a warrant to purchase 60,000 shares of Common Stock at an exercise price of $203.80 per share. The warrant expires on April 19, 2010. Under this agreement, as amended, the Company generated revenue of $5.7 million and $11.1 million for the quarter and six months ended June 30, 2003, respectively. As announced in June 2003, the Company amended the then current commercial agreement with eBay to include a one-time $8.0 million license fee from eBay for IPIX technology and other services. The license fee was recognized by the Company in the fourth quarter of 2003 and the Company no longer provides any products or services to eBay.

The Company's visual content services agreement with eBay required the Company to pay marketing fees to eBay of $16.0 million over a two-year period. As of September 26, 2001, the Company had paid $9.5 million of the $16.0 million commitment and agreed to extend the additional $6.5 million of payments through September 2003. The commitment has been paid in full. In accordance with EITF 01-09, during the quarter and six months ended June 30, 2003, $0.5 million and $1.0 million, respectively, of these fees was offset against revenue which amount represented the excess over the fair value of the benefit received.

In 2001 and 2002, the Company sold to eBay, and eBay leased back to the Company, certain computer equipment utilized to provide image management services to eBay and other customers. The purchase price for the equipment was approximately $5.3 million. The transactions resulted in no gain or loss to the Company. In the six months ended June 30, 2003, we paid eBay $1.0 million pursuant to these lease schedules. In the fourth quarter of 2003, the Company returned the underlying equipment, with a net carrying amount of $0.9 million, associated with these lease obligations and eBay forgave the remaining balances due of $1.1 million.

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

OVERVIEW

Our Business

Over the past few years, we have restructured the Company around our higher gross margin businesses. We are now organized into three market focused business units: IPIX Security, IPIX AdMission and IPIX InfoMedia.

IPIX Security: Supplies Full-360 video surveillance technology for critical government and commercial security applications. Patent protected technology used in digital video systems that provide complete and continuous situational awareness.

IPIX AdMission:   Enables local advertisers with the means to create rich,
visual ads showcasing their businesses, products and services. The AdMission platform is implemented on a large scale for managing media across the Internet. It allows advertisers and consumers to successfully conclude commercial transactions by communicating the value of advertised goods and services through accompanying media.

IPIX InfoMedia: Provides for creation of Full-360 degree panoramic photography and movies content. Markets are professional photographers, ad and creative media agencies, Web developers and visual documentation.

Products

CommandView - Two, multi-mega-pixel network cameras, with fisheye lens, patented Full-360 viewing technology and camera management software to provide a unique award-winning 'see everything' video surveillance and security camera system that can see in all directions, simultaneously with no moving parts and no blind spots.

AdMission - A hosted media platform enabling local advertisers to create rich, visual ads showcasing their businesses, products and services. AdMission enhanced ads are an upsell to print classified and display ads. They include logos, photos, fast facts, printable coupons and information about the advertiser's business, products and services. Consumers are rewarded with a convenient informative presentation that appears directly within their search results. AdMission ads communicate product and service offerings effectively and result in better-qualified leads to advertisers.

Interactive Studio - A single integrated solution for panorama photographers that can automate a wide variety of tasks previously requiring separate tools. Makes creating multiple Full-360 degree images as simple as a drag-and-drop of fisheye source images into the application, selecting the output file formats desired and hitting the save button. Features include image editors, image format converter tools and high dynamic range image compositors.

Target Markets

CommandView - Commercial facilities such as banks and retail outlets. Homeland security infrastructure protection related to ports, harbors, waterways, dams, conventional and nuclear power stations, utilities, airports and mass transit rail systems. In the military, perimeter force protection, unmanned vehicles and special operations.

AdMission - Newspaper classified and display advertising (online and print); yellow page directories (online); and local search platforms (online).

Interactive Studio - Visual documentation markets such as facilities management; private and government infrastructure management and service departments; and vertical market data-warehouse solutions providers such as insurance and mapping.


Business Models
IPIX Security: Sell camera systems via world-wide network of distributors. Camera systems will retail from $1,000 to $25,000, depending upon configuration. Traditional distributor discounts will apply (25 to 35%).

IPIX AdMission:   Partner with publishers and software vendors of the publishing industry. Recurring revenue share on premiums charged for visually enhanced ads. Fixed infrastructure support costs, with very low marginal cost as volumes grow.

IPIX InfoMedia:   Market software platform and supporting hardware products
primarily over the internet.

Business Trends and Conditions

On March 31, 2004, our Security business unit launched a new family of Full-360 degree real-time video camera systems. Shipment of these products to distributors began in late June 2004. These new camera systems will generate revenues from their sale primarily to distributors. We continue to develop additional products for the security and surveillance market.

Substantially all of our recurring revenue in the past was derived from transaction fees generated by our AdMission business unit. In particular, eBay represented approximately 87% and 85% of total revenue for the quarter and six months ended June 30, 2003, respectively. We no longer provide any products or services to eBay as of November 1, 2003. Since April 1, 2004, we have continued to diversify and add additional AdMission customers and have launched two new products: AdMission Classifieds and AdMission Directories which are currently targeted at newspaper and yellow page publishers for online and in-print classified advertising and other business opportunities.

Our Full-360 degree technology used by the InfoMedia business unit primarily generates revenues in two ways: licenses of software and the resale of camera equipment. In the past, we utilized "keys" to license our InfoMedia technology to capture and save a single immersive image. With the launch of Interactive Studios in the first quarter of 2004, we now offer time-based seat or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year. We sell our Full-360 products primarily into the real estate, travel and hospitality and visual documentation markets. The cost of sales for our licenses is low in proportion to the related revenue. The cost of sales for the sale of camera equipment has generally been 50% to 75% of related revenues.

We also provide professional services to customers that request specific customizations or integrations of our products and services. Providing professional services is labor intensive and our cost of sales for professional service tends to be 40% to 60% of revenues.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, "Software Revenue Recognition" and Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." We derive revenue from product sales and services we provide to customers. Product revenue includes InfoMedia hardware and licenses, IPIX Security hardware and licenses, as well as AdMission license revenue. Service revenues are primarily from transactions where a seller uses IPIX image management products to enhance their on-line offering.

Product revenue is recognized upon shipment or delivery provided there are no uncertainties surrounding product acceptance, persuasive evidence of an arrangement exists, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is reasonably assured. If there are continuing obligations, then license fees are recognized ratably over the life of the contract. Revenue from product sales to distributors is recognized upon shipment ("sell-in") if the distributor relationship does not create substantial uncertainty regarding fixed or determinable fees and collectibility. If at the outset of an arrangement we determine the arrangement fee is not, or is presumed to not be, fixed and determinable, revenue is deferred and subsequently recognized as amounts become due and payable.

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

Payments received in advance are initially recorded as deferred revenue and recognized as obligations are fulfilled.

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

Goodwill

During the fourth quarter of 2003, certain events, including the end of the agreement with eBay, led the Company to perform an impairment review of goodwill. The eBay agreement ended in November 2003 and was the primary source of cash flows for the technology associated with goodwill in the AdMission business unit. This review indicated that goodwill was being carried at amounts in excess of the fair value based on estimated discounted future cash flows of the AdMission business unit. As a result, an impairment charge was recorded to expense in the year ended December 31, 2003. No balance remains in goodwill.



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

RESTRUCTURING ACTIONS

During the years ended December 31, 2000 thru December 31, 2003, the Company executed several restructuring actions and recorded related charges during each of those fiscal years. During the three and six months ended June 30, 2004, $0.1 million and $0.2 million, respectively, of payments were made against the Company's restructuring accrual. No additions were made to the accrual during the three or six months ended June 30, 2004. At June 30, 2004, the remaining balance in the restructuring accrual was $0.2 million.

RESULTS OF OPERATIONS

Financial results from prior periods are not useful in comparison to 2004 results because of the previously announced amendment of the Company's service agreements with eBay to a one-time 2003 license fee and since the Company launched its security business products in the second quarter of 2004. The following table presents, for the periods indicated, the percent relationship to total revenues of select items in our statements of operations.


                                                                            Three months ended          Six months ended
                                                                                 June 30,                   June 30,
                                                                           ----------------------     --------------------
                                                                            2003           2004         2003        2004
                                                                           ---------    ---------     --------    --------
Revenue:
      Security..........................................................      1.3%          31.1%         0.7%       20.1%
      AdMission.........................................................     92.5           22.1         90.1        26.4
      InfoMedia.........................................................      6.2           46.8          9.2        53.5
                                                                            -----          -----        -----       -----
   Total revenue........................................................    100.0          100.0        100.0       100.0
                                                                            -----          -----        -----       -----
Cost of revenue:
      Security..........................................................      1.2           22.1          0.7        14.3
      AdMission.........................................................     27.0           43.1         27.4        61.2
      InfoMedia.........................................................      4.4           22.8          4.8        29.3
                                                                            -----          -----        -----       -----
   Total cost of revenue................................................     32.6           88.0         32.9       104.8
                                                                            -----          -----        -----       -----
   Gross profit.........................................................     67.4           12.0         67.1        (4.8)
                                                                            -----          -----        -----       ------
Operating expenses:
      Sales and marketing...............................................     31.2          127.1         29.4       148.1
      Research and development..........................................     17.9           76.6         18.8        95.0
      General and administrative........................................     12.7           71.1         12.8        80.0
                                                                            -----          -----        -----       -----
   Total operating expenses.............................................     61.8          274.8         61.0       323.1
                                                                            -----          -----        -----       -----
Income (loss) from operations...........................................      5.6         (262.8)         6.1      (327.9)
Other...................................................................     (0.5)           1.2         (0.6)        1.0
                                                                            -----          -----        -----       -----
Net income (loss).......................................................      5.1%        (261.6)%        5.5.%     (326.9)%
                                                                            =====         ========      ======      ========

Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2004


                                                                                   Three months ended
                                                                                        June 30,
                                                                                 ----------------------
                                                                                                                        Percent
                             (Dollars in thousands)                                  2003        2004      Difference    Change
                                                                                 ----------   ---------   ------------  ---------

Revenue:
      Security.................................................................   $      86    $   404    $    318        370%
      AdMission................................................................       6,058        288      (5,770)       (95)
      InfoMedia................................................................         408        609         201         49
                                                                                   --------    -------     --------     --------
   Total revenue...............................................................       6,552      1,301      (5,251)       (80)
                                                                                   --------    -------     --------     --------

Cost of revenue:
      Security.................................................................          82        288        206        251
      AdMission................................................................       1,768        560     (1,208)       (68)
      InfoMedia................................................................         287        297         10          3
                                                                                    -------    -------     -------      --------
   Total cost of revenue.......................................................       2,137      1,145       (992)       (46)
                                                                                    -------    -------     -------      --------
   Gross profit................................................................       4,415        156     (4,259)       (96)
                                                                                    -------    -------     -------      --------

Operating expenses:
      Sales and marketing......................................................       2,044      1,653       (391)       (19)
      Research and development.................................................       1,168        997       (171)       (15)
      General and administrative...............................................         834        925         91         11
                                                                                    -------    -------     -------     --------

   Total operating expenses....................................................       4,046      3,575       (471)       (12)
                                                                                    -------    -------     -------     --------
Income (loss) from operations..................................................         369     (3,419)    (3,788)    (1,027)
Other..........................................................................         (34)        16         50        156
                                                                                    --------   --------    --------   ---------

Net income (loss)..............................................................   $     335    $(3,403)    $(3,738)   (1,116)%
                                                                                  =========    ========    ========   ========

Revenue.
      Security: On March 31, 2004, the Security business unit launched its new family of Full-360 degree security cameras. Prior to this launch, the Security business unit had primarily been developing the products and testing them in field beta trials. The first finished products were shipped during late June, 2004.
      AdMission: Decreased in the quarter ended June 30, 2004 over the quarter ended June 30, 2003 due to decreased volumes of images processed, primarily related to the change in relationship with eBay as of November 2003.
      InfoMedia: Increased in the quarter ended June 30, 2004 over the quarter ended June 30, 2003 primarily due to the increased sales of the new software platform launched in the first quarter of 2004.

Cost of Revenue.
      Security:  Cost of revenues consists of the costs to purchase and assemble the components of the video cameras sold during the quarter.  In second quarter 2003, the business unit recognized virtually no revenues or cost of revenues.
      AdMission:  Cost of revenue consists of our direct expenses associated with the processing, hosting and distribution of digital content.
         With the reduced volumes of images to process during the second quarter of 2004 relative to the second quarter of 2003, the AdMission business unit decreased depreciation expense by reducing the capital committed to image processing ($0.7 million), lowered its purchase of bandwidth and managed care services from third party co-location facilities
         ($0.4 million) and reduced the number of personnel and other expenses
         incurred in the management of the network ($0.1 million).   Gross
         profit in the second quarter of 2004 was negative because of fixed costs associated with the running and management of the network.
      InfoMedia: Cost of revenues consists of the costs of the digital camera and related components included in an InfoMedia kit. Cost of revenue in the second quarter of 2004 was approximately unchanged relative to 2003. Cost of revenue as a percent of revenue decreased from 71% in the second quarter of 2003 to 49% in the second quarter of 2004 primarily because of the increase in software sales due to the launch of its new software platform in the first quarter of 2004.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased in the quarter ended June 30, 2004 over the quarter ended June 30, 2003, primarily due to the changed relationship with eBay
($0.7 million) offset by an increase in growth of sales and marketing activities in our Security business unit ($0.3 million).

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses decreased in the quarter ended June 30, 2004 over the quarter ended June 30, 2003, due to the changed relationship with eBay ($0.4 million), offset by an increase in growth of research and development for our new family of Full-360 degree security cameras ($0.2 million).

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services and other costs associated with being a public company. General and administrative expenses increased in the quarter ended June 30, 2004 over the quarter ended June 30, 2003 primarily as a result of additional expenses incurred in association with compliance with public company regulations, including Sarbanes-Oxley.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2004



                                                                                    Six months ended
                                                                                        June 30,
                                                                                  ---------------------
                                                                                                                       Percent
                             (Dollars in thousands)                                  2003        2004     Difference    Change
                                                                                  ---------   ---------   ----------   --------

Revenue:
      Security.................................................................   $      91   $    406    $     315      346%
      AdMission................................................................      11,660        534      (11,126)     (95)
      InfoMedia................................................................       1,192      1,083         (109)      (9)
                                                                                  ---------   --------    ----------   ------
   Total revenue...............................................................      12,943      2,023      (10,920)     (84)
                                                                                  ---------   --------    ----------   ------

Cost of revenue:
      Security.................................................................          86        289          203      236
      AdMission................................................................       3,550      1,238       (2,312)     (65)
      InfoMedia................................................................         625        594          (31)      (5)
                                                                                  ---------   --------    ----------   ------
   Total cost of revenue.......................................................       4,261      2,121       (2,140)     (50)
                                                                                  ---------   --------    ----------   ------
   Gross profit................................................................       8,682        (98)      (8,780)    (101)
                                                                                  ---------   --------    ----------   ------

Operating expenses:
      Sales and marketing......................................................       3,805      2,995         (810)     (21)
      Research and development.................................................       2,428      1,922         (506)     (21)
      General and administrative...............................................       1,663      1,618          (45)      (3)
                                                                                  ---------   --------    ----------   ------
   Total operating expenses....................................................       7,896      6,535       (1,361)     (17)
                                                                                  ---------   --------    ----------   ------
Income (loss) from operations..................................................         786     (6,633)      (7,419)    (944)
Other..........................................................................         (83)        20          103      124
                                                                                  ---------   --------    ----------   ------

Net income (loss)..............................................................   $     703   $ (6,613)   $  (7,316)   (1,041)%
                                                                                  =========   =========   ==========   ========


Revenue.
      Security: On March 31, 2004, the Security business unit launched its new family of Full-360 degree security cameras. Prior to this launch, the Security business unit had primarily been developing the products and testing them in field beta trials. The first finished products were shipped during late June, 2004.
      AdMission: Decreased in the six months ended June 30, 2004 over the six months ended June 30, 2003 due to decreased volumes of images processed, primarily related to the change in relationship with eBay as of November 2003.
      InfoMedia: During the first six months of 2003, InfoMedia recognized $0.3 million in royalties while in the first six months of 2004 the group recognized virtually no royalty revenues. In February 2004, InfoMedia launched Interactive Studios to eventually replace the sale of one-use keys, which generated royalty income in 2003. This decrease in revenues in 2004 was offset by sales of the new products launched in the first quarter of 2004.

Cost of Revenue.
      Security:  Cost of revenues consists of the costs to purchase and assemble the components of the video cameras sold during the period. In 2003, the business unit recognized virtually no revenues or cost of revenues.
      AdMission:  Cost of revenue consists of our direct expenses associated with the processing, hosting and distribution of digital content. With the reduced volumes of images to process during the first six months of 2004 relative to the first six months of 2003, the AdMission business unit decreased depreciation expense by reducing the capital committed to image processing ($1.3 million), lowered its purchase of bandwidth and managed care services from third party co-location facilities ($0.7 million) and reduced the number of personnel and other expenses
         incurred in the management of the network ($0.3 million).   Gross
         profit in the first six months of 2004 was negative because of fixed costs associated with the running and management of the network.
      InfoMedia: Cost of revenues consists of the costs of the digital camera and related components included in an InfoMedia kit. Cost of revenue declined in the first six months of 2004 relative to 2003, primarily due to fewer kit sales and change in product mix between hardware and software. Cost of revenue as a percent of revenue increased from 53% in the first six months of 2003 to 55% in the first six months of 2004 primarily because in the first six months of 2003 the group recognized $0.3 million of royalties, which have no cost of revenues, where as in the first six months of 2004 the group recognized virtually no royalty revenues. The remaining difference in cost of revenues between the first six months is related to product mix of the types of camera kits sold.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased in the six months ended June 30, 2004 over the six months ended June 30, 2003, primarily due to the changed relationship with eBay ($1.3 million) offset by an increase in growth of sales and marketing activities in our Security business unit ($0.5 million).

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses decreased in the six months ended June 30, 2004 over the six months ended June 30, 2003, due to the result of the changed relationship with eBay ($0.8 million), offset by an increase in growth of research and development for our new family of Full-360 degree security cameras ($0.3 million).

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services and other costs associated with being a public company. General and administrative expenses decreased in the six months ended June 30, 2004 over the six months ended June 30, 2003, due to the decrease in personnel costs and outside professional services ($0.2 million), partially offset by increased costs of being a public company ($0.1 million).

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At June 30, 2004, we had $15.5 million of cash, restricted cash and short term investments, of which $1.4 million was restricted.


                                                Summary Consolidated Cash Flow Data

                                                                            Three months ended         Six months ended
                                                                               June 30,                     June 30,
                                                                        -------------------------   -----------------------
                         (In thousands)                                     2003          2004          2003         2004
                                                                        ------------  -----------   ----------   ----------

Net cash provided by (used in) operating activities...............      $   3,636     $  (3,339)    $  6,745     $ (6,705)
Net cash used in investing activities.............................            (90)          (37)        (808)         (89)
Net cash provided by (used in) financing activities...............            406         9,862         (280)      10,006
Effect of exchange rate changes on cash...........................             (1)           --            3           --
                                                                        ----------    ----------    ---------    ---------
Net increase (decrease) in cash and cash equivalents..............          3,951         6,472        5,660        3,212
Cash and cash equivalents, beginning of period....................          4,729         6,981        3,020       10,241
                                                                        ----------    ----------    ---------    ---------

Cash and cash equivalents, end of period..........................      $   8,680     $  13,453     $  8,680     $ 13,453
                                                                        ==========    ==========    =========    =========

Cash flows from operating activities in the second quarter of 2004, reflects a net loss of $3.4 million, compared to net income of $0.3 million in the second quarter of 2003. Our net income for the three months ended June 30, 2003 included $0.9 million of non-cash depreciation charges, whereas the three months ended June 30, 2004 included $0.2 million of such charges. During the second quarter of 2003, the Company had positive net cash flows from working capital of $3.6 million, primarily as a result of $3.0 million for the collection of deferred revenue in the second quarter. During the second quarter of 2004, the Company invested $0.1 million in additional working capital for its three business units.

Net cash used in investing activities in the second quarter of 2004 and 2003 was primarily related to the acquisition of computer software and hardware.

Net cash provided by financing activities in the second quarter of 2004 was primarily related to $4.9 million of net proceeds from the private placement of common stock in April 2004, $0.5 million of proceeds from an AIR exercise, $4.5 million of proceeds from the exercise of stock options, $0.1 million of proceeds from the sale of common stock to employees under the Company's ESPP, net of $0.1
million of payments made on capital lease obligations.   Net cash provided by
financing activities in the second quarter of 2003 related to $1.0 million of proceeds from the exercise of stock options, net of $0.6 million of payments on capital lease obligations. The capital lease payments in 2003 were larger than in 2004 because in the fourth quarter of 2003, the Company returned equipment under lease from eBay in exchange for the retirement of the remaining obligations under the leases.

Cash flows from operating activities in the six months of 2004, reflects net loss of $6.6 million, compared to a net income of $0.7 million the six months of 2003. Our net income for the six months ended June 30, 2003 included $1.9 million of non-cash depreciation charges, whereas the six months ended June 30, 2004 included $0.5 million of such charges. During the six months of 2003, the Company had positive net cash flows from working capital of $4.1 million, primarily as a result of $3.0 million for the collection of deferred revenue in the second quarter. During the six months of 2004, the Company invested $0.6 million in additional working capital for its three business units.

Net cash used in investing activities in the six months of 2004 and 2003 was primarily related to the acquisition of computer software and hardware.

Net cash provided by financing activities in the six months of 2004 was primarily related to $4.9 million of net proceeds from the private placement of common stock in April 2004, $0.5 million of proceeds from AIR exercise, $4.8 million of proceeds from the exercise of stock options, $0.1 million of proceeds from the sale of common stock to employees under the Company's ESPP, net of $0.3
million of payments made on capital lease obligations.   Net cash used in
financing activities in the six months of 2003 related to $1.0 million of proceeds from the exercise of stock options, net of $1.3 million payments on capital lease obligations. The capital lease payments in 2003 were larger than in 2004 because in the fourth quarter of 2003, the Company returned equipment under lease from eBay in exchange for the retirement of the remaining obligations under the leases.

During the quarter ended June 30, 2004 and in the prior fiscal periods, the Company experienced certain going concern issues related to cash flow and profitability. During the first six months of 2004, the Company has generated approximately $10 million in cash from the sale of its common stock. In addition, the Company believes that it will improve its operating cash flows through the sale of new products launched in the first six months of 2004.

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

Management believes, however, that the Company has sufficient cash resources to meet its funding needs through at least the next twelve months. The Company finished the second quarter of 2004 with approximately $15.5 million in cash reserves (cash and cash equivalents of $13.5 million, short-term restricted investments of $0.8 million, long-term restricted cash of $0.6 million and short-term investments of $0.6 million). The Company has three business units all at different stages in their development. Management expects to continue to make significant investments in the development, sale and marketing of new products for the security market and in the image management business, which may consume some of the Company's cash reserves.

Management's focus is to manage our cash requirements and focus our operations on revenue generation and controlled spending. Our long-term strategy remains unchanged. We will continue to invest in research and development for our Security and image management products and in the expansion of our distribution channels for security and the offline publications and online classified advertising businesses.

INFLATION

Inflation has not had a significant impact on our operations to date.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2004, we had $15.5 million of cash, cash equivalents, short-term and long-term restricted cash and short-term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we concluded that we do not have material market risk exposure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3, Legal Proceedings in our Annual Report on Form 10-K. On April 7, 2004, the California Teachers' Retirement System ("CalSTRS") filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit appealing the dismissal of the First Amended Consolidated Complaint for violation of federal securities laws filed against Homestore.com, Inc, us and the other named defendants. On July 22, 2004, CalSTRS and IPIX filed a Stipulation of Dismissal with the Court of Appeals pursuant to which the appeal was dismissed, with prejudice, against IPIX.

Item 2. Changes In Securities And Use Of Proceeds


On April 5, 2004, we completed the sale of 909,090 shares of our common stock, resulting in net proceeds received of approximately $4.9 million, and additional investment rights ("AIR") to purchase another 888,180 shares of our unregistered common stock in a private offering to accredited institutional investors ("PIPE"). The shares of common stock were sold at $5.50 per share and the shares of common stock underlying the AIR are purchasable at $6.05 per share. The AIR is exercisable until September 28, 2004. During the quarter ended June 30, 2004, we issued 88,818 shares of common stock upon exercise of the part of the AIR. The proceeds to the Company from the AIR exercise were $0.5 million. The common stock and the common stock underlying the AIR have been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States. The Company's Form S-3 provides a description of this transaction and copies of the executed documents.

During the three months ended March 31, 2004, we issued 442,144 shares of common stock upon exercise of stock options. The total proceeds to the Company from the first quarter option exercises were $0.6 million, $0.3 million of which was collected on April 1, 2004. During the quarter ended June 30, 2004, we issued 1,511,680 shares of common stock upon exercise of stock options. The proceeds to the Company from the option exercises were $4.3 million. During the quarter ended June 30, 2004, we sold 91,140 shares of common stock to employees under the IPIX Employee Stock Purchase Plan ("ESPP"). The proceeds to the Company from the ESPP purchases were $0.1 million.

During the second quarter, 613,483 shares of Series B Preferred stock plus accumulated dividends were converted into 6,261,574 shares of the Company's Common Stock. The Company did not receive any proceeds from the conversions.
As of June 30, 2004, 390,347 shares of Series B Preferred Stock remain outstanding. During the second quarter, 791 shares of Series B Preferred stock, issued by the exercise of 1,000 shares of the Series B Warrants, were converted into 7,286 shares of the Company's Common Stock. The Company did not receive any proceeds from the Warrant exercise.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission Of Matters To A Vote Of Security Holders

On May 4, 2004, we held the annual meeting of our stockholders to vote upon the election of directors. The common stockholders voted to elect two directors to serve until the 2007 annual meeting of stockholders. Our common stockholders elected Laban P. Jackson to the Board of Directors by a vote of 6,575,379 for, 12,383 against, and 0 abstentions and broker non-votes. Our common stockholders also elected Donald W. Strickland to the Board of Directors by a vote of 6,575,166 for, 12,597 against, and 0 abstentions and broker non-votes. Andrew P. Seamons was elected to the Board of Directors by the holders of our Series B Preferred Stock by a vote of 8,331,053 as-converted common shares for, 0 against and 0 abstentions and broker non-votes.

David M. Wilds and Michael D. Easterly continue to serve as members of the board of directors until their terms expire at the annual meeting of stockholders in 2005.

Item 5. Other Information

    None.

Item 6. Exhibits And Reports On Form 8-K

Exhibit       Exhibit Description
-------       -------------------
Number
------

31.1          Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2          Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer


Reports On Form 8-K



The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004:


   Date Filed                                                             Event Reported

April 7, 2004..........     Item 5.  Announcing IPIX agreed to sell 909,090 shares of its unregistered common stock.

April 16, 2004.........     Items 7 and 12.  Earnings release regarding financial results for the quarter ended March 31, 2004.

June 18, 2004..........     Item 4.  Announcing dismissal by our Audit Committee of PricewaterhouseCoopers LLP as our accountants and the engagement of Armanino McKenna LLP to serve as our accountants for the year ending December 31,
                            2004.


                                IPIX CORPORATION
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: July 23, 2004                 IPIX CORPORATION
                                       (Registrant)


                                        /s/ Paul Farmer
                                        ----------------------------
                                        Paul Farmer
                                        Authorized Officer
                                        Chief Financial Officer and
                                        Chief Accounting Officer

                                IPIX CORPORATION
                        INDEX TO EXHIBITS FOR FORM 10-Q
                        FOR QUARTER ENDED JUNE 30, 2004


   EXHIBIT NO.             EXHIBIT DESCRIPTION
   -----------             -------------------


   31.1               Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                      Officer

   31.2               Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                      Officer

   32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer