Form 10-Q
period 2004-09-30
IPIX CORP
filed 2004-11-15
CIK 1088022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2004           Commission File No. 000-26363

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

21,529,831 shares of $0.001 par value common stock outstanding as of November 3, 2004.

                                IPIX CORPORATION
                                    FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004
                                      INDEX


  PART I -- FINANCIAL INFORMATION.........................................     3

     Item 1. Condensed Consolidated Financial Statements (unaudited)......     3

     Item 2. Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................    13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...    21

     Item 4. Controls and Procedures......................................    22

  PART II -- OTHER INFORMATION............................................    23

     Item 1. Legal Proceedings............................................    23

     Item 2. Changes In Securities And Use Of Proceeds....................    23

     Item 3. Defaults Upon Senior Securities..............................    24

     Item 4. Submission Of Matters To A Vote Of Security Holders..........    24

     Item 5. Other Information............................................    24

     Item 6. Exhibits And Reports On Form 8-K.............................    24

  Signatures..............................................................    25

  Exhibit Index...........................................................    26

PART I--FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

                                IPIX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                        December 31,  September 30,
                                                                                                            2003          2004
                                                                                                      --------------  --------------
                                                                                                             (1)       (unaudited)
 (In thousands)

 ASSETS
 Cash and cash equivalents.........................................................................     $    10,241  $     18,064
 Restricted short term investments.................................................................           1,100           800
 Short term investments............................................................................             331           645
 Accounts receivable, net..........................................................................             261           824
 Inventory, net....................................................................................             398         1,311
 Prepaid expenses and other current assets.........................................................           1,523         1,527
                                                                                                        -----------  ------------
       Total current assets........................................................................          13,854        23,171
 Computer hardware, software and other, net........................................................           1,578           974
 Restricted cash and other long term assets........................................................             852           718
                                                                                                        -----------  ------------
       Total assets................................................................................     $    16,284  $     24,863
                                                                                                        ===========  ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable..................................................................................     $       612  $      1,343
 Accrued liabilities...............................................................................           3,342         3,778
 Deferred revenue..................................................................................              76            92
 Current portion of obligations under capital leases...............................................             608           112
                                                                                                        -----------  ------------
       Total current liabilities...................................................................           4,638         5,325
 Other long term liabilities.......................................................................             181            --
                                                                                                        -----------  ------------
          Total liabilities........................................................................           4,819         5,325
                                                                                                        -----------  ------------

 STOCKHOLDERS' EQUITY:
 Preferred stock (Aggregate liquidation value: $23,716 in 2003 and $7,208 in 2004).................               1            --
 Common stock......................................................................................               9            21
 Class B common stock..............................................................................              --            --
 Additional paid-in capital........................................................................         515,186       533,281
 Accumulated deficit...............................................................................        (503,731)     (513,764)
                                                                                                        ------------ -------------
       Total stockholders' equity..................................................................          11,465        19,538
                                                                                                        -----------  ------------

       Total liabilities and stockholders' equity..................................................     $    16,284  $     24,863
                                                                                                        ===========  ============


----------------------

(1) The December 31, 2003 balances were derived from the audited financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

                                IPIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Three months ended               Nine months ended
                                                                                 September 30,                   September 30,
                                                                         ----------------------------       ------------------------
                                                                              2003            2004             2003           2004
                                                                         --------------  --------------     -------------- ---------
                   (In thousands, except per share data)                          (unaudited)                      (unaudited)


    Revenue:
    Security.........................................................       $     146       $     724       $    237       $  1,130
    AdMission........................................................           5,811             276         17,471            810
    InfoMedia........................................................             666             741          1,858          1,824
                                                                            ---------       ---------       --------    -----------
       Total revenue.................................................           6,623           1,741         19,566          3,764
                                                                            ---------       ---------       --------    -----------

    Cost of revenue:
    Security.........................................................              75             525            161            814
    AdMission........................................................           1,876             570          5,426          1,808
    InfoMedia........................................................             400             302          1,025            896
                                                                            ---------       -----------     ----------  -----------
       Total cost of revenue.........................................           2,351           1,397          6,612          3,518
                                                                            ---------       ---------       --------       --------

       Gross profit..................................................           4,272             344         12,954            246
                                                                            ---------       ---------       --------       --------

    Operating expenses:
    Sales and marketing..............................................           1,899           1,625          5,704          4,620
    Research and development.........................................           1,198             952          3,626          2,874
    General and administrative.......................................           1,001           1,220          2,664          2,837
                                                                            ---------       ---------       --------       --------
       Total operating expenses......................................           4,098           3,797         11,994         10,331
                                                                            ---------       ---------       --------       --------

    Income (loss) from operations....................................             174          (3,453)           960        (10,085)
    Other............................................................             (20)             32           (103)            52
                                                                            ----------      ---------       ---------      --------

    Net income (loss)................................................             154          (3,421)           857        (10,033)
    Preferred stock dividends........................................            (454)           (133)        (1,345)          (757)
                                                                            ----------      ---------       --------       --------

    Net loss available to common stockholders........................       $    (300)      $  (3,554)      $   (488)      $(10,790)
                                                                            ==========      =========       =========      ========

    Loss per common share, basic and diluted ........................       $   (0.04)      $   (0.18)      $  (0.07)      $  (0.73)
    Weighted average common shares, basic and diluted................           7,613          19,625          7,147         14,807


See accompanying notes to the unaudited condensed consolidated financial statements.

                                IPIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                              Nine months ended
                                                                                                                September 30,
                                                                                                              -----------------
                                                                                                               2003      2004
                                                                                                              ------    -------
                                                     (In thousands)                                              (unaudited)

Cash flows from operating activities:
Net income (loss).......................................................................................   $      857 $  (10,033)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation............................................................................................        2,725        749
Provision for doubtful accounts receivable..............................................................            8          3
Changes in operating assets and liabilities:
   Accounts receivable..................................................................................        1,264       (566)
   Inventory............................................................................................          (26)      (913)
   Prepaid expenses and other current assets............................................................       (1,099)        (4)
   Other long term assets...............................................................................           59        134
   Accounts payable.....................................................................................          547        731
   Accrued liabilities and other........................................................................         (144)        43
   Deferred revenue.....................................................................................        2,981         16
                                                                                                           ---------- ----------
      Net cash provided by (used in) operating activities...............................................        7,172     (9,840)
                                                                                                           ---------- -----------

Cash flows from investing activities:
Purchases of computer hardware, software and other......................................................         (883)      (145)
Maturity of short term investments......................................................................           --      1,431
Purchase of short term investments......................................................................           --     (1,445)
                                                                                                           ----------------------
      Net cash used in investing activities.............................................................         (883)      (159)
                                                                                                           ---------- ----------

Cash flows from financing activities:
Proceeds from issuance of common stock..................................................................        1,432      5,512
Proceeds from issuance of common stock (PIPE), net......................................................           --      4,898
Exercise of additional investment rights (AIR)..........................................................           --      5,394
Exercise of Series B Preferred Warrants.................................................................           --      2,988
Dividends paid in connection with Series B Preferred Stock conversions..................................          (14)      (452)
Repayments of capital lease obligations.................................................................       (1,894)      (518)
                                                                                                           ----------------------
      Net cash provided by (used in) financing activities...............................................         (476)    17,822
                                                                                                           ---------------------

Effect of exchange rate changes on cash.................................................................            3         --
                                                                                                           ---------- ----------

Net increase in cash and cash equivalents...............................................................        5,816      7,823
Cash and cash equivalents, beginning of period..........................................................        3,020     10,241
                                                                                                           ---------- ----------

Cash and cash equivalents, end of period................................................................   $    8,836 $   18,064
                                                                                                           ========== ==========

See accompanying notes to the unaudited condensed consolidated financial statements

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

IPIX Corporation, formerly Internet Pictures Corporation, offers mission critical imaging where visual content is required for the protection of life and property and eCommerce. IPIX conducts its business through three business units that share IPIX's patented technology: IPIX Security, IPIX AdMission and IPIX InfoMedia. Our solutions create, process and manage a rich variety of media including still images, Full-360 degree immersive images and video. IPIX Security is a supplier of Full-360 video surveillance technology for critical government and commercial security applications that provide complete and continuous situational awareness. IPIX AdMission offers services that visually enhance online auctions and real estate listings. IPIX InfoMedia supports the creation of Full-360 degree panoramic photography and movies content.

Our extensive intellectual property covers patents for Full-360 imaging, video and surveillance applications and image management.

The accompanying unaudited condensed consolidated financial statements include the accounts of IPIX Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation, Interactive Pictures UK Limited, Internet Pictures (Canada), Inc. and PW Technology, Inc. The consolidation of these entities will collectively be referred to as the Company or IPIX. All significant intercompany balances and transactions have been eliminated. We ceased operations in our Canadian and United Kingdom subsidiaries and we are in the process of liquidation of those subsidiaries.

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

The information furnished reflects all adjustments which management believes are necessary for a fair presentation of our financial position as of September 30, 2004 and the results of our operations for the three and nine month periods ended September 30, 2003 and 2004 and our cash flows for the nine month periods ended September 30, 2003 and 2004. All such adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended September 30, 2003 and 2004 are not necessarily indicative of the results to be expected for the respective full years.

2. GOING CONCERN CONSIDERATIONS

The accompanying financial statements have been presented in accordance with accounting principles generally accepted in the United States of America, which assume the continuity of the Company as a going concern. During the quarter ended September 30, 2004 and in the prior fiscal periods, we experienced and continue to experience, certain going concern issues related to cash flow and profitability.

During 2003, we changed our relationship with our largest customer, eBay, which represented 87% of revenue for the year ended December 31, 2003. eBay licensed technology from us that we had previously used to provide eBay with recurring services. After 2003, we no longer provide any services to eBay. As a result, we have a limited operating history as we are operating in 2004 and upon which an evaluation of our business and prospects may be made. In addition, we are subject to generally prevailing economic conditions and, as such, our operating results in 2004 and beyond will be dependent upon our ability to provide quality products and services, the success of our customers and the appropriations processes of various commercial and governmental entities.

Management believes, however, that we have sufficient cash resources to meet our funding needs through at least the next twelve months. We finished the third quarter of 2004 with approximately $20.1 million in cash reserves (cash and cash equivalents of $18.1 million, short term restricted investments of $0.8 million, long term restricted cash of $0.6 million and short term investments of $0.6 million). We have three business units all at different stages in their development. Management expects to continue to make significant investments in the development, sale and marketing of new products for the security market and in the image management business, which may consume some of our cash reserves.

3. CASH, CASH EQUIVALENTS AND RESTRICTED SHORT TERM INVESTMENTS

We consider all highly liquid debt instruments with a remaining maturity at date of purchase of three months or less to be cash equivalents.

At September 30, 2004, we had a $1.4 million short term investment which matures on June 19, 2005, $0.8 million of which has been provided as collateral for certain capital lease obligations and, accordingly, classified as restricted short term investments. We will renew the investment for successive short term periods until the capital lease obligation restrictions are removed. At September 30, 2004, we also had $0.6 million of cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in 2006 and, accordingly, classified as long term restricted cash.

4. EQUITY

On April 5, 2004, we completed the sale of 909,090 shares of our common stock, resulting in net proceeds received of approximately $4.9 million, and additional investment rights ("AIR") to purchase another 888,179 shares of our unregistered common stock in a private offering to accredited institutional investors ("PIPE"). The shares of common stock were sold at $5.50 per share and the shares of common stock underlying the AIR are purchasable at $6.05 per share. The AIR was exercisable until September 28, 2004. As of September 30, 2004, all of the AIR's had been exercised: 799,361 shares of common stock in the third quarter and 88,818 shares in the second quarter. Our proceeds from the AIR exercises were $5.4 million. The common stock sold in the PIPE and from the AIR's has been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States. Our Form S-3 filed on May 5, 2004 provides a description of this transaction and copies of the executed documents.

During the three months ended March 31, 2004, we issued 442,144 shares of common stock upon exercise of stock options. Our total proceeds from the first quarter option exercises were $0.6 million, $0.3 million of which was collected on April 1, 2004. During the quarter ended June 30, 2004, we issued 1,511,680 shares of common stock upon exercise of stock options. Our proceeds from the second quarter option exercises were $4.2 million. During the quarter ended September 30, 2004, we issued 185,127 shares of common stock upon exercise of stock options. Our proceeds from the third quarter option exercises were $0.4 million. During the quarter ended June 30, 2004, we sold 91,140 shares of common stock to employees under the IPIX Employee Stock Purchase Plan ("ESPP"). Our proceeds from these ESPP purchases were $0.1 million. As of September 30, 2004, we have collected $0.2 million for our employees' fourth quarter 2004 ESPP purchases.

On May 14, 2001, we entered into a definitive agreement with Image Investor Portfolio, a separate series of Memphis Angels, LLC ("Image") for an investment by Image in the Company. Pursuant to the terms of a securities purchase agreement between the Company and Image dated as of May 14, 2001, Image purchased from us a $10 million convertible senior secured note and received Tranche A and Tranche B warrants with the right to purchase up to $20 million of our Series B Preferred Stock. Each share of the Series B Preferred Stock is convertible into approximately 9.2 shares of common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. On September 26, 2001, the Company, Image and strategic investors completed the Tranche B stage of the investment. At that time, we issued 1,115,080 shares of Series B Preferred Stock for total consideration of $22.3 million, represented by the conversion of the $10 million note, the conversion of $0.3 million of interest on the Note and $12 million in cash through the exercise of Tranche B warrants. The remainder of the Tranche B warrants expired.

At December 31, 2003, there were two Tranche A warrants ("Warrant 1" and "Warrant 2") outstanding. As of September 30, 2004, Warrant 1, which entitled the holders to purchase 150,000 shares of Series B Preferred Stock at $20 per share, has been exercised in full. We issued 1,375,600 shares of common stock in the third quarter of 2004 and received $3.0 million in cash from the exercise of part of Warrant 1 and the conversion of the underlying Series B Preferred Stock. During the second quarter of 2004, 600 shares of the rest of Warrant 1 were converted into 4,372 shares of common stock. We did not receive any proceeds from the second quarter Warrant 1 exercise. Warrant 2 entitles the holders to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006. During the second quarter of 2004, 400 shares of Warrant 2 were converted into 2,914 shares of common stock. We did not receive any proceeds from the second quarter Warrant 2 exercise.

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

The following table sets forth the computation of basic and dilutive loss per common share for the periods indicated:


                                                                              Three months ended         Nine months ended
                                                                                 September 30,             September 30,
                                                                         --------------------------   ---------------------
                      (In thousands, except per share)                        2003         2004         2003        2004
                                                                         ------------  ------------   ---------  ----------

(unaudited) (unaudited)
NUMERATOR:
Net income (loss)....................................................      $     154    $  (3,421)    $    857    $(10,033)
Preferred stock dividends............................................           (454)        (133)      (1,345)       (757)
                                                                           ---------    ---------     --------    --------

Net loss available to common stockholders............................      $    (300)   $  (3,554)    $   (488)   $(10,790)
                                                                           =========    =========     ========    ========

DENOMINATOR:
   Weighted average shares outstanding -- Basic and diluted...........         7,613       19,625        7,147      14,807
                                                                            =========    =========     ========    ========

LOSS PER COMMON SHARE, BASIC AND DILUTED.............................      $   (0.04)   $   (0.18)    $  (0.07)   $  (0.73)
                                                                           =========    =========     ========    ========

The following table sets forth potential common shares that are not included in the diluted net loss per common share calculation because to do so would be antidilutive for the three months ended September 30, 2003 and 2004 as a result of the net loss available to common stockholders:

            (Shares in thousands)                                  Three months ended
                                                                      September 30,
                                                              --------------------------
                                                                   2003             2004
                                                              -------------    ---------

           Stock options..................................          1,573          1,685
           Convertible preferred stock....................         11,002          2,835
           Series B Warrants..............................            492            448

Not included in the table above, were the following rights to purchase common stock where the average exercise price was greater than the average common share price during the period and, accordingly, they were excluded from diluted net loss per common share for the three month periods ended September 30, 2003 and 2004:

 (Shares in thousands)                                                             Three months ended
                                                                                      September 30,
                                                                              ------------------------
                                                                                   2003         2004
                                                                              -------------  ---------

Average share price of IPIX common stock...................................     $   3.39      $   8.50
Stock options:
   Average exercise price of options.......................................     $  55.68      $ 114.32
   Shares excluded.........................................................          316           112
Series B Warrants (exercise price $4.34)...................................          921            --
Common Warrants (average exercise price $165.33)...........................          137           137

6. RESTRUCTURING AND OTHER

During the nine months ended September 30, 2004, $0.2 million of payments were made against our restructuring accrual. No additions were made to the accrual during the nine months ended September 30, 2004. At September 30, 2004 the remaining balance in the restructuring accrual was $0.2 million.

7. STOCK-BASED COMPENSATION -- FAIR VALUE DISCLOSURES

We comply with the disclosure provisions of Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation" ("FAS 123"). We have elected, however, to continue accounting for stock-based compensation issued to employees using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of our stock and the exercise price of the option. Stock and other equity instruments issued to non-employees have been accounted for in accordance with FAS 123 and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services."

Pro forma information regarding our net income (loss) is required by FAS 123 and FAS 148 "Accounting for Stock-Based Compensation, Transition and Disclosure," and has been determined as if we had accounted for the stock options under the fair value method of FAS 123.

The computations for pro forma basic and diluted loss per share follow:

                                                                              Three months ended           Nine months ended
                                                                                 September 30,               September 30,
                                                                         --------------------------  -------------------------
               (In thousands, except per share data)                          2003          2004          2003           2004
                                                                         ------------- ------------  -------------  ----------
                                                                                  (unaudited)                 (unaudited)
                                                                         --------------------------  -------------------------

Net loss available to common stockholders............................       $    (300)    $  (3,554)    $   (488)    $ (10,790)
Less total stock-based employee compensation expense
    determined under fair value based methods for all awards.........            (347)         (505)      (1,213)       (1,786)
                                                                            ----------         -----      -------       -------
Adjusted net loss available to common stockholders...................       $    (647)    $  (4,059)    $ (1,701)      $ (12,576)
                                                                            ==========    ==========    =========      =========

Basic and diluted loss per common share:
   Net loss available to common stockholders before pro forma charges..     $   (0.04)      $ (0.18)   $   (0.07)      $ (0.73)
   Net effect of pro forma charges.....................................         (0.04)        (0.03)       (0.17)        (0.12)
                                                                          -----------   -----------   -----------   -----------
Adjusted net loss per common share available to common stockholders....     $   (0.08)      $ (0.21)   $   (0.24)      $ (0.85)
                                                                            ==========      ========   ==========      ========

Grants under the ESPP have a look-back feature and a 15% discount and accordingly under FAS 123 would have had compensation expense calculated as a result. The fair value disclosure associated with the ESPP grants is included in the fair value pro-forma information above.
We calculated the fair value of each award on the date of grant using the Black-Scholes pricing model. The following assumptions were used for each respective period:

                                                        Three Months Ended
                                                          September 30,
                                                          -------------

                                                     2003               2004
                                                     ----               ----
Risk-free interest rates.........................    4.2%               3.8%
Expected lives (in years)........................    4.0                3.5
Dividend yield...................................      0%                 0%
Expected volatility..............................     92%               179%

8. INVENTORY

Our inventory consists primarily of finished camera products and camera components. Our inventory is valued at the lower of cost, using the FIFO method, or market. The table below shows our inventory mix as of December 31, 2003 and September 30, 2004:


 (In thousands)                                   December 31,    September 30,
                                                      2003            2004
                                                      ----            ----
Components........................................$       --      $      620
Finished goods....................................       546             839
Inventory reserve.................................      (148)           (148)
                                                  -------------  ------------
Inventory, net....................................$      398      $    1,311
                                                  =============  ============

9. COMMITMENTS AND CONTINGENCIES

Commitments

The table below shows our contractual obligations as of September 30, 2004:

(In thousands)                                                                             Payments Due by Period
                                                                        -----------------------------------------------------
                                                                                    Remainder
                                                                          Total      of 2004      2005       2006      2007
                                                                        --------  ------------  --------   -------- ---------
Capital leases......................................................    $   112     $    112    $    --     $   --     $  --
Operating leases....................................................      2,520          266       1,419       771        64
                                                                        --------     -------     -------     -----      ----
Total...............................................................    $ 2,632      $   378     $ 1,419    $ 771      $ 64
                                                                        =======      =======     ========    =====      ====

At September 30, 2004, we had $0.6 million of cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in 2006 and, accordingly, classified as long term restricted cash. In addition, as of September 30, 2004, we have prepaid $0.3 million of our obligations to the co-location facility. As of September 30, 2004, we have outstanding purchase orders from our lens and camera vendors valued at $1.6 million for delivery mostly in the fourth quarter of 2004.

Contingencies

On November 15, 2002, a First Amended Consolidated Complaint for violation of federal securities laws was filed against Homestore.com, Inc. ("Homestore") by the California Teachers' Retirement System ("CalSTRS"). The Complaint is a class action lawsuit filed on behalf of stockholders of Homestore which flows from alleged misstatements and omissions made by Homestore and the other named defendants, which include us. The Complaint alleges that during 2001, Homestore and IPIX entered into fraudulent reciprocal transactions intended to artificially bolster and maintain Homestore's and our respective stock prices. The Complaint alleges that Homestore's public statements with respect to these transactions are attributable to us and violate Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We joined with other co-defendants and filed a joint motion to dismiss, alleging that the Complaint fails to state a claim upon which relief may be granted, among other things. On March 7, 2003, the United States District Court for the District of Central California granted our motion to dismiss, with prejudice. On April 7, 2004, the California Teachers' Retirement System filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit appealing the dismissal of the First Amended Consolidated Complaint for violation of federal securities laws filed against Homestore.com, Inc, us and the other named defendants. On July 22, 2004, CalSTRS and IPIX filed a Stipulation of Dismissal with the Court of Appeals pursuant to which the appeal was dismissed, with prejudice, against us.

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

Indemnification Provisions

During the ordinary course of business, in certain limited circumstances, we include indemnification provisions within certain of our contracts. Pursuant to these agreements, we will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which we have commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to our products and services. To date, we have not incurred any costs in connection with such indemnification clauses.

10. SEGMENTS

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

Information about the reported segments is as follows:

                                                                        Three months ended          Nine months ended
                                                                           September 30,              September 30,
                                                                  --------------------------    ----------------------
           (In thousands)                                              2003          2004         2003          2004
                                                                  ------------- ------------    ---------    ---------

Revenue:
   Security....................................................      $    146      $    724     $    237      $  1,130
   AdMission...................................................         5,811           276       17,471           810
   InfoMedia...................................................           666           741        1,858         1,824
                                                                     --------      --------     --------      --------
Total..........................................................      $  6,623      $  1,741     $ 19,566      $  3,764
                                                                     ========      ========     ========      ========

Gross profit (loss):
   Security....................................................      $     71      $    199     $     76      $    316
   AdMission...................................................         3,935          (294)      12,045          (998)
   InfoMedia...................................................           266           439          833           928
                                                                     --------      --------     --------      --------
Total..........................................................      $  4,272      $    344     $ 12,954      $    246
                                                                     ========      ========     ========      ========

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

The following table summarizes the revenue from customers in excess of 10% of total revenues:

                                                                               Three months ended        Nine months ended
                                                                                  September 30,            September 30,
                                                                               --------------------      -----------------
                                                                                2003         2004         2003       2004
                                                                               -------     --------      --------  -------

Homestore...............................................................          3%           7%          3%         10%
eBay....................................................................         84%          --%         85%         --%
UK Distributor..........................................................          2%          43%          1%         32%

At September 30, 2004, Homestore represented 6% of accounts receivable and our UK distributor represented 41% of accounts receivable. There are no amounts due from eBay as of September 30, 2004. At December 31, 2003, Homestore represented 22% and our UK Distributor represented 3% of accounts receivable. There were no amounts due from eBay as of December 31, 2003.

On October 1, 2004, the license agreement dated January 12, 2001 (the "License Agreement") between us and Homestore Virtual Tours, Inc. ("Homestore") was terminated. Under the License Agreement, Homestore had the exclusive right to sell our virtual tour technology to the U.S. residential real estate market and was required to pay us a royalty for each virtual tour sold. A copy of the license agreement was filed as Exhibit 10.16 to our quarterly report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. As a result of the termination, Homestore no longer has the exclusive right to sell our virtual tour technology to the U.S. residential real estate market, and we may sell, or license another third party to sell, our virtual tour technology into this market. We mutually released each other from any further obligations under the License Agreement.

12. LIQUIDATION PREFERENCE AND PREFERRED STOCK DIVIDENDS

On September 26, 2001, Image Investor Portfolio, a separate series of Memphis Angels, LLC ("Image") and certain strategic investors completed the purchase of 1,115,080 shares of the Series B Preferred Stock for total consideration of $22.3 million. Each share of the Series B Preferred Stock is convertible into approximately 9.2 shares of our common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. During the second quarter of 2004, 613,483 shares of Series B Preferred stock plus accumulated dividends were converted into 6,261,574 shares of common stock. During the third quarter of 2004, 100,000 shares of Series B Preferred stock were converted into 920,749 shares of common stock. We did not receive any proceeds from these conversions, but we paid $0.5 million for accumulated dividends associated with the conversions. As of September 30, 2004, 290,347 shares of Series B Preferred Stock remain outstanding with a Liquidation Preference, defined below, of $7.2 million, which includes $1.4 million in accrued dividends in arrears on the Series B Preferred Stock.

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

13. RELATED PARTY TRANSACTIONS

Transactions with eBay, Inc.

In September 2001, eBay acquired Series B Preferred Stock from us and as a result beneficially owned more than 10% of our common stock through April 2004. Pursuant to an agreement dated April 19, 2000, as amended, we provided to eBay, Inc. image management services to eBay's online auction Web sites. Pursuant to that agreement, we issued eBay a warrant to purchase 60,000 shares of common stock at an exercise price of $203.80 per share. The warrant expires on April 19, 2010. Under this agreement, as amended, we generated revenue of $5.6 million and $16.6 million for the quarter and nine months ended September 30, 2003, respectively. As announced in June 2003, we amended the then current commercial agreement with eBay to include a one-time $8.0 million license fee from eBay for our technology and other services. The license fee was recognized in the fourth quarter of 2003 and we no longer provide any products or services to eBay.

Our visual content services agreement with eBay required us to pay marketing fees to eBay of $16.0 million over a two-year period. As of September 26, 2001, we had paid $9.5 million of the $16.0 million commitment and agreed to extend the additional $6.5 million of payments through September 2003. The commitment has been paid in full. In accordance with EITF 01-09, during the quarter and nine months ended September 30, 2003, $0.5 million and $1.5 million, respectively, of these fees was offset against revenue which amount represented the excess over the fair value of the benefit received.

In 2001 and 2002, we sold to eBay, and eBay leased back to us, certain computer equipment utilized to provide image management services to eBay and other customers. The purchase price for the equipment was approximately $5.3 million. The transactions resulted in no gain or loss to us. In the nine months ended September 30, 2003, we paid eBay $1.5 million pursuant to these lease schedules. In the fourth quarter of 2003, we returned the underlying equipment, with a net carrying amount of $0.9 million, associated with these lease obligations and eBay forgave the remaining balances due of $1.1 million.

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

IPIX Security: Supplies Full-360 video surveillance technology for critical government and commercial security applications. Patent protected technology is used in digital video systems that provide complete and continuous situational awareness.

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

Products

CommandView(TM) - Multi-mega-pixel network cameras, with fisheye lens, patented Full-360 viewing technology and camera management software to provide a unique award-winning `see everything' video surveillance and security camera system that can see in all directions, simultaneously with no moving parts and no blind spots.

AdMission(TM) - A hosted media platform enabling local advertisers to create rich, visual ads showcasing their businesses, products and services. AdMission enhanced ads are an upsell to print classified and display ads. They include logos, photos, fast facts, printable coupons and information about the advertiser's business, products and services. Consumers are rewarded with a convenient informative presentation that appears directly within their search results. AdMission ads communicate product and service offerings effectively and result in better-qualified leads to advertisers.

Interactive Studio(TM) - A single integrated solution for panorama photographers that can automate a wide variety of tasks previously requiring separate tools. Makes creating multiple Full-360 degree images as simple as a drag-and-drop of fisheye source images into the application, selecting the output file formats desired and hitting the save button. Features include image editors, image format converter tools and high dynamic range image compositors.

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

Business Trends and Conditions

On March 31, 2004, our Security business unit launched a new family of Full-360 degree real-time video camera systems. Shipment of these products to distributors began in late June 2004. These new camera systems are expected to generate revenues from their sale primarily to distributors. During the third quarter of 2004, we received an order for the purchase of $3 million of CommandView video surveillance cameras from our UK distributor. We shipped $0.5 million of cameras from this order in the third quarter of 2004 and expect that the remaining cameras from this order will ship over the next three to six months. We continue to develop additional products and features for the security and surveillance market.

Substantially all of our recurring revenue in the past was derived from transaction fees generated by our AdMission business unit. In particular, eBay represented approximately 85% and 95% of total revenue for the quarter and nine months ended September 30, 2003, respectively. We no longer provide any products or services to eBay as of November 1, 2003. Since April 1, 2004, we have continued to diversify and add additional AdMission customers and have launched two new products: AdMission Classifieds and AdMission Directories which are currently targeted at newspaper and yellow page publishers for online and in-print classified advertising and other business opportunities.

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

On October 1, 2004, the license agreement dated January 12, 2001 (the "License Agreement") between us and Homestore Virtual Tours, Inc. ("Homestore") was terminated. Under the License Agreement, Homestore had the exclusive right to sell our virtual tour technology to the U.S. residential real estate market and was required to pay us a royalty for each virtual tour sold. A copy of the license agreement was filed as Exhibit 10.16 to our quarterly report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. As a result of the termination, Homestore no longer has the exclusive right to sell our virtual tour technology to the U.S. residential real estate market, and we may sell, or license another third party to sell, our virtual tour technology into this market. IPIX and Homestore mutually released each other from any further obligations under the License Agreement.

InfoMedia will now market and sell its virtual tour photography solution, the IPIX Interactive Studio, directly to the U.S. real estate market and Homestore will expand its hometour360 program to support in addition to us, a wider range of imaging technologies. As a result, real estate agents and photographers will benefit from a broader choice of panoramic imaging solutions and enhanced marketing capabilities. The companies will continue to work together to grow the adoption of virtual tours in the U.S. real estate industry. We also provide professional services to customers that request specific customizations or integrations of our products and services. Providing professional services is labor intensive and our cost of sales for professional service tends to be 40% to 60% of revenues.

MANAGEMENT CHANGE

On September 16, 2004, Donald W. Strickland resigned as our President, Chief Executive Officer and as a Director. We entered into a separation agreement with Mr. Strickland, which was filed on September 21, 2004 with the Securities and Exchange Commission as Exhibit 99.1 to a Form 8-K. Under this agreement, we will pay Mr. Strickland a severance payment of $0.2 million, which will be paid in six monthly installments. Any stock options granted to Mr. Strickland will continue to vest through March 31, 2005, and such options must be exercised before June 30, 2005, at which time they will expire. The employment agreement between us and Mr. Strickland dated July 1, 2001 was terminated, except that certain obligations concerning confidentiality, non-solicitation and non-disparagement will survive termination.

Effective September 16, 2004, the Board appointed Ms. Clara M. Conti President and Chief Executive Officer of the Company. Ms. Conti was also elected to the Board of Directors as a Class II director and will serve on the Executive Committee of the Board. Ms. Conti will receive a base salary of $0.3 million per annum and will be entitled to such bonus as the Board of Directors may determine. In addition, we issued to Ms. Conti an option to purchase 500,000 shares of our common stock at an exercise price of $8.28 per share. On November 15, 2004, we entered into an employment agreement with Ms. Conti (the "Agreement"), effective September 16, 2004, which contains the terms of Ms. Conti's employment. The Agreement provides that Ms. Conti will serve as our president and chief executive officer until such time as either the Board of Directors or Ms. Conti terminates the Agreement. We may terminate Ms. Conti's Agreement with or without cause; however, if we terminate the agreement without cause, or if Ms. Conti resigns for good reason, she is entitled to a severance payment of $0.23 million which will be paid in ten monthly installments. In the event Ms. Conti is terminated without cause or resigns for good cause within two
(2) years of a change of control, Ms. Conti is entitled to payment of $0.23 million within ten (10) days of such termination or resignation, and all options issued to Ms. Conti will vest and be fully exercisable.

Prior to joining us, Ms. Conti was President and Chief Executive Officer of ObjectVideo, a object tracking software security business, Vice President of eBusiness Solutions for DynCorp, an information technology and outsourcing company, and President and Chief Executive Officer of Aurora Enterprise Solutions, a business to business internet security products and services firm, all headquartered in Reston, Virginia. Ms. Conti is based out of our new Northern Virginia office.

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

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, "Software Revenue Recognition" and Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements." We derive revenue from product sales and services we provide to customers. Product revenue includes InfoMedia hardware and licenses, IPIX Security hardware and licenses, as well as AdMission license revenue. Service revenues are primarily from transactions where a seller uses IPIX AdMission to enhance their on-line offering.

Product revenue is recognized upon shipment or delivery provided there are no uncertainties surrounding product acceptance, persuasive evidence of an arrangement exists, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is reasonably assured. If there are continuing obligations, then license fees are recognized ratably over the life of the contract. Revenue from product sales to distributors is generally recognized upon shipment ("sell-in") if the distributor relationship does not create substantial uncertainty regarding fixed or determinable fees and collectibility. If at the outset of an arrangement we determine the arrangement fee is not, or is presumed to not be, fixed and determinable, revenue is deferred and subsequently recognized as amounts become due and payable.

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

Goodwill

During the fourth quarter of 2003, certain events, including the end of the agreement with eBay, led us to perform an impairment review of goodwill. The eBay agreement ended in November 2003 and was the primary source of cash flows for the technology associated with goodwill in the AdMission business unit. This review indicated that goodwill was being carried at amounts in excess of the fair value based on estimated discounted future cash flows of the AdMission business unit. As a result, an impairment charge was recorded to expense in the year ended December 31, 2003. No balance remains in goodwill.

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

RESTRUCTURING ACTIONS

During the years ended December 31, 2000 thru December 31, 2003, the Company executed several restructuring actions and recorded related charges during each of those fiscal years. During the three and nine months ended September 30, 2004, $0.0 million and $0.2 million, respectively, of payments were made against the Company's restructuring accrual. No additions were made to the accrual during the three or nine months ended September 30, 2004. At September 30, 2004, the remaining balance in the restructuring accrual was $0.2 million.

RESULTS OF OPERATIONS

Financial results from prior periods are not useful in comparison to 2004 results because of the previously announced amendment of our service agreements with eBay to a one-time 2003 license fee and since we launched the security business products in the second quarter of 2004. The following table presents, for the periods indicated, the percent relationship to total revenues of select items in our statements of operations.

                                                                            Three months ended         Nine months ended
                                                                               September 30,             September 30,
                                                                            2003           2004         2003         2004
                                                                           -------        -------      -------      ------
Revenue:
      Security..........................................................      2.2%          41.6%         1.2%       30.0%
      AdMission.........................................................     87.7           15.8         89.3        21.5
      InfoMedia.........................................................     10.1           42.6          9.5        48.5
                                                                           -------        -------      ------      ------
   Total revenue........................................................    100.0          100.0        100.0       100.0
                                                                           ------         ------       ------      ------
Cost of revenue:
      Security..........................................................      1.1           30.2          0.8        21.6
      AdMission.........................................................     28.3           32.7         27.7        48.0
      InfoMedia.........................................................      6.1           17.3          5.3        23.8
                                                                           -------        ------       ------      ------
   Total cost of revenue................................................     35.5           80.2         33.8        93.4
                                                                           ------         ------       ------      ------
   Gross profit.........................................................     64.5           19.8         66.2         6.6
                                                                           ------         ------       ------      ------
Operating expenses:
      Sales and marketing...............................................     28.7           93.3         29.2       122.7
      Research and development..........................................     18.1           54.7         18.5        76.4
      General and administrative........................................     15.1           70.0         13.6        75.4
                                                                           ------         ------       ------      ------
   Total operating expenses.............................................     61.9          218.0         61.3       274.5
                                                                           ------         ------       ------      ------
Income (loss) from operations...........................................      2.6         (198.2)         4.9      (267.9)
Other...................................................................     (0.3)           1.8         (0.5)        1.4
                                                                           -------        ------       -------     ------
Net income (loss).......................................................      2.3%        (196.4)%        4.4.%    (266.5)%
                                                                           ======         =======      ========    ========

Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30,
2004

                                                                                   Three months ended
                                                                                      September 30,
                                                                                  -------------------
                                                                                                                   Percent
                             (Dollars in thousands)                                  2003      2004   Difference   Change
                                                                                  --------- --------  ----------  ---------

Revenue:
      Security.................................................................   $     146 $    724  $     578     396%
      AdMission................................................................       5,811      276     (5,535)    (95)
      InfoMedia................................................................         666      741         75      11
                                                                                  --------- --------  ---------    -----
   Total revenue...............................................................       6,623    1,741     (4,882)    (74)
                                                                                  --------- --------  ----------   -----
Cost of revenue:
      Security.................................................................          75      525        450     600
      AdMission................................................................       1,876      570     (1,306)    (70)
      InfoMedia................................................................         400      302        (98)     25
                                                                                  --------- --------  ----------   -----
   Total cost of revenue.......................................................       2,351    1,397       (954)    (41)
                                                                                  --------- --------  ---------    -----
   Gross profit................................................................       4,272      344     (3,928)    (92)
                                                                                  --------- --------  ----------   -----
Operating expenses:
      Sales and marketing......................................................       1,899    1,625       (274)    (14)
      Research and development.................................................       1,198      952       (246)    (21)
      General and administrative...............................................       1,001    1,220        219      22
                                                                                  --------- --------  ---------    -----
   Total operating expenses....................................................       4,098    3,797       (301)     (7)
                                                                                  --------- --------  ---------    -----
Income (loss) from operations..................................................         174   (3,453)    (3,627) (2,084)
Other..........................................................................         (20)      32         52    (260)
                                                                                  ---------- -------  ----------  ------

Net income (loss)..............................................................   $     154 $ (3,421) $  (3,575) (2,321)%
                                                                                  ========= ========= ========== ========

Revenue.
      Security: On March 31, 2004, the Security business unit launched its new family of Full-360 degree security cameras. Prior to this launch, the Security business unit had primarily been developing the products and testing them in field beta trials. The first finished products were shipped during late June, 2004. Revenues in 2003 were primarily from the sale of beta units.
      AdMission: Decreased in the quarter ended September 30, 2004 over the quarter ended September 30, 2003 due to decreased volumes of images processed, primarily related to the change in relationship with eBay as of November 2003.
      InfoMedia: Increased in the quarter ended September 30, 2004 over the quarter ended September 30, 2003 primarily due to the increased sales of the new software platform launched in the first quarter of 2004, offset by lower camera kit sales.

Cost of Revenue.
      Security:  Cost of revenues consists of the costs to purchase and assemble the components of the video cameras sold during the quarter. Gross margins were 27% in the quarter ended September 30, 2004, down from 49% in the same period in 2003. Cost of revenues includes the cost of promotional cameras, which are sold at reduced margins. In addition, the 2004 sales volumes were not yet sufficient to achieve targeted margins of 40 to 50% in the Security business unit.
      AdMission: Cost of revenue consists of our direct expenses associated with the processing, hosting and distribution of digital content. With the reduced volumes of images to process during the third quarter of 2004 relative to the third quarter of 2003, the AdMission business unit decreased depreciation expense by reducing the capital committed to image processing ($0.6 million), lowered its purchase of bandwidth and managed care services from third party co-location facilities ($0.4 million) and reduced the number of personnel and other expenses incurred in the management of the network ($0.3 million). Gross profit in the third quarter of 2004 was negative because of fixed costs associated with the running and management of the network.
      InfoMedia: Cost of revenues consists of the costs of the digital camera and related components included in an InfoMedia kit. Cost of revenue in the third quarter of 2004 was lower than in 2003 primarily due to fewer kit sales. Cost of revenue as a percent of revenue decreased from 60% in the third quarter of 2003 to 41% in the third quarter of 2004 primarily because of the increase in software license sales due to the launch of its new software platform in the first quarter of 2004 and fewer kit sales, which have lower margins than software sales.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased in the quarter ended September 30, 2004 over the quarter ended September 30, 2003, primarily due to the changed relationship with eBay ($0.6 million) and a reduction of corporate marketing ($0.2 million), offset by an increase in sales and marketing activities in our Security business unit ($0.5 million).

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses decreased in the quarter ended September 30, 2004 over the quarter ended September 30, 2003, due to the changed relationship with eBay ($0.4 million), offset by an increase in research and development for our new family of Full-360 degree security cameras ($0.2 million).

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services and other costs associated with being a public company. General and administrative expenses increased in the quarter ended September 30, 2004 over the quarter ended September 30, 2003 primarily as a result of additional expenses incurred in association with compliance with public company regulations, including Sarbanes-Oxley ($0.2 million). During the quarter ended September 30, 2004, severance for Mr. Strickland, our former CEO, of $0.2 million was offset by lower year-over-year professional fees ($0.1 million) for legal and auditing services and severance paid in the third quarter of 2003 for our former VP of Human Resources ($0.1 million).

Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2004

                                                                                  Nine months ended
                                                                                    September 30,
                                                                                -------------------
                                                                                                                   Percent
                            (Dollars in thousands)                                 2003     2004     Difference    Change
                                                                                -------- ---------   ----------   ---------
Revenue:
      Security................................................................. $    237 $   1,130   $     893      377%
      AdMission................................................................   17,471       810     (16,661)     (95)
      InfoMedia................................................................    1,858     1,824         (34)      (2)
                                                                                -------- ---------   ----------    -----
   Total revenue...............................................................   19,566     3,764     (15,802)     (81)
                                                                                -------- ---------   ----------    -----
Cost of revenue:
      Security.................................................................      161       814         653      406
      AdMission................................................................    5,426     1,808      (3,618)     (67)
      InfoMedia................................................................    1,025       896        (129)     (13)
                                                                                -------- ---------   ----------    -----
   Total cost of revenue.......................................................    6,612     3,518      (3,094)     (47)
                                                                                -------- ---------   ---------     -----
   Gross profit................................................................   12,954       246     (12,708)     (98)
                                                                                -------- ---------   ----------    -----
Operating expenses:
      Sales and marketing......................................................    5,704     4,620      (1,084)     (19)
      Research and development.................................................    3,626     2,874        (752)     (21)
      General and administrative...............................................    2,664     2,837         173        6
                                                                                -------- ---------   ---------     -----
   Total operating expenses....................................................   11,994    10,331      (1,663)     (14)
                                                                                -------- ---------   ---------     -----
Income (loss) from operations..................................................      960   (10,085)    (11,045)  (1,151)
Other..........................................................................     (103)       52         155      150
                                                                                --------- ---------  ---------     -----

Net income (loss).............................................................. $    857 $ (10,033)  $ (10,890)  (1,271)%
                                                                                ======== ==========  ==========  ========

Revenue.
      Security:  On March 31, 2004, the Security  business unit launched its new family of Full-360 degree security cameras. Prior to this launch, the Security business unit had primarily been developing the products and testing them in field beta trials. The first finished products were shipped during late June, 2004. Revenues in 2003 were primarily from the sale of beta units.
      AdMission:  Decreased in the nine months ended September 30, 2004 over the nine months ended September 30, 2003 due to decreased volumes of images processed, primarily related to the change in relationship with eBay as of November 2003.
      InfoMedia: During the first nine months of 2003, InfoMedia recognized $0.3 million in royalties while in the first nine months of 2004 the group recognized $0.1 million of royalty revenues. In February 2004, InfoMedia launched Interactive Studios to eventually replace the sale of one-use keys, which generated royalty income in 2003. This decrease in revenues in 2004 was offset by sales of the new products launched in the first quarter of 2004.
Cost of Revenue.
      Security: Cost of revenues consists of the costs to purchase and assemble the components of the video cameras sold during the period. In 2003, the business unit recognized virtually no revenues or cost of revenues. Gross margins were 28% in the nine months ended September 30, 2004, down from 32% in the same period in 2003. Cost of revenues includes the cost of beta units and promotional cameras, which are sold at reduced margins. In addition, the 2004 sales volumes were not yet sufficient to achieve targeted margins of 40 to 50% in the Security business unit.
      AdMission: Cost of revenue consists of our direct expenses associated with the processing, hosting and distribution of digital content. With the reduced volumes of images to process during the first nine months of 2004 relative to the first nine months of 2003, the AdMission business unit decreased depreciation expense by reducing the capital committed to image processing ($1.9 million), lowered its purchase of bandwidth and managed care services from third party co-location facilities ($1.0 million) and reduced the number of personnel and other expenses incurred in the management of the network ($0.7 million). Gross profit in the first nine months of 2004 was negative because of fixed costs associated with the running and management of the network.
      InfoMedia: Cost of revenues consists of the costs of the digital camera and related components included in an InfoMedia kit. Cost of revenue declined in the first nine months of 2004 relative to 2003, primarily due to fewer kit sales and change in product mix between hardware and software. Cost of revenue as a percent of revenue decreased from 55% in the first nine months of 2003 to 49% in the first nine months of 2004 primarily because of the change in product mix to relatively more software sales, which have virtually no cost of revenues.

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses decreased in the nine months ended September 30, 2004 over the nine months ended September 30, 2003, primarily due to the changed relationship with eBay ($1.8 million) and a reduction of corporate marketing ($0.4 million), offset by an increase in sales and marketing activities in our Security business unit ($1.0 million) and in InfoMedia ($0.1 million).

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses decreased in the nine months ended September 30, 2004 over the nine months ended September 30, 2003, due to the result of the changed relationship with eBay ($1.3 million), offset by an increase in research and development for our new family of Full-360 degree security cameras ($0.5 million).

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services and other costs associated with being a public company. General and administrative expenses increased $0.2 million in the nine months ended September 30, 2004 over the nine months ended September 30, 2003, due to the increased costs of being a public company ($0.5 million), partially offset by a decrease in personnel costs ($0.2 million) and a decrease in outside professional services ($0.1 million).

CONTRACTUAL OBLIGATIONS

The table below shows our contractual obligations as of September 30, 2004:

(In thousands)                                                                             Payments Due by Period
                                                                        ------------------------------------------------------
                                                                                    Remainder
                                                                          Total      of 2004      2005       2006        2007
                                                                        --------  ------------  --------   --------    -------
Capital leases......................................................    $    112     $    112    $     --    $   --    $   --
Operating leases....................................................       2,520          266       1,419       771        64
                                                                        --------     --------    --------    ------    -------
Total...............................................................    $  2,632     $    378    $  1,419    $  771    $   64
                                                                        ========     ========    ========    ======    =======

At September 30, 2004, we had $0.6 million of cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in 2006 and, accordingly, classified as long term restricted cash. In addition, as of September 30, 2004, we have prepaid $0.3 million of our obligations to the co-location facility. As of September 30, 2004, we have outstanding purchase orders from our lens and camera vendors valued at $1.6 million for delivery mostly in the fourth quarter of 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At September 30, 2004, we had $20.1 million of cash, restricted cash and short term investments, of which $1.4 million was restricted and $0.6 million was in short term investments.
                       Summary Consolidated Cash Flow Data

                                                                          Three months ended           Nine months ended
                                                                             September 30,               September 30,
                                                                     --------------------------     ----------------------
                         (In thousands)                                   2003          2004          2003         2004
                                                                     -------------    ---------     ---------    ---------

Net cash provided by (used in) operating activities...............      $     417     $  (3,135)    $  7,172     $ (9,840)
Net cash used in investing activities.............................            (75)          (70)        (883)        (159)
Net cash provided by (used in) financing activities...............           (185)        7,816         (476)      17,822
Effect of exchange rate changes on cash...........................             (1)           --            3           --
                                                                        ----------    ---------     --------     --------
Net increase in cash and cash equivalents.........................            156         4,611        5,816        7,823
Cash and cash equivalents, beginning of period....................          8,680        13,453        3,020       10,241
                                                                        ---------     ---------     --------     --------

Cash and cash equivalents, end of period..........................      $   8,836     $  18,064     $  8,836     $ 18,064
                                                                        =========     =========     ========     ========

Cash flows from operating activities in the third quarter of 2004, reflects a net loss of $3.4 million, compared to net income of $0.2 million in the third quarter of 2003. Our net income for the three months ended September 30, 2003 included $0.9 million of non-cash depreciation charges, whereas the three months ended September 30, 2004 included $0.2 million of such charges. During the third quarter of 2003, we invested $0.6 million in working capital. During the third quarter of 2004, our working capital declined by $0.1 million.

Net cash used in investing activities in the third quarter of 2004 and 2003 was primarily related to the acquisition of computer software and hardware.

Net cash provided by financing activities in the third quarter of 2004 was primarily related to $4.9 million of net proceeds from AIR exercises, $0.4 million of proceeds from the exercise of stock options, $0.2 million of collections under our ESSP, $3.0 million of proceeds from the exercise of Series B Preferred warrants, net of $0.2 million of payments made on capital lease obligations and $0.5 million in dividends paid relating to the conversion of Series B Preferred Stock. Net cash used in financing activities in the third quarter of 2003 related to $0.4 million of proceeds from the exercise of stock options, net of $0.6 million of payments on capital lease obligations. The capital lease payments in 2003 were larger than in 2004 because in the fourth quarter of 2003, we returned equipment under lease from eBay in exchange for the retirement of the remaining obligations under the leases.

Cash flows from operating activities in the first nine months of 2004, reflects net loss of $10.0 million, compared to a net income of $0.9 million the first nine months of 2003. Our net income for the nine months ended September 30, 2003 included $2.7 million of non-cash depreciation charges, whereas the nine months ended September 30, 2004 included $0.7 million of such charges. During the nine months of 2003, the Company had positive net cash flows from working capital of $3.6 million, primarily as a result of $3.0 million for the collection of deferred revenue in the second quarter of 2003. During the first nine months of 2004, we invested $0.5 million in additional working capital.

Net cash used in investing activities in the first nine months of 2004 and 2003 was primarily related to the acquisition of computer software and hardware.

Net cash provided by financing activities in the first nine months of 2004 was primarily related to $4.9 million of net proceeds from the private placement of common stock in April 2004, $5.4 million of proceeds from AIR exercise, $5.2 million of proceeds from the exercise of stock options, $3.0 million of proceeds from the exercise of Series B Preferred warrants, $0.3 million of proceeds from the sale of common stock to employees under our ESPP, net of $0.5 million of payments made on capital lease obligations and $0.5 million in dividends paid relating to the conversion of Series B Preferred Stock. Net cash used in financing activities in the first nine months of 2003 related to $1.4 million of proceeds from the exercise of stock options, net of $1.9 million payments on capital lease obligations. The capital lease payments in 2003 were larger than in 2004 because in the fourth quarter of 2003, we returned equipment under lease from eBay in exchange for the retirement of the remaining obligations under the leases.

During the quarter ended September 30, 2004 and in prior fiscal periods, we have experienced certain going concern issues related to cash flow and profitability. During the first nine months of 2004, we have generated approximately $19 million in cash from the sale of common stock. In addition, management believes that it will improve future operating cash flows through the sale of new products launched in the first nine months of 2004.

During 2003, we changed our relationship with out largest customer, eBay, which represented 87% of revenue for the year ended December 31, 2003. eBay licensed technology from us that had previously been used by us to provide eBay with recurring services. After 2003, we no longer provide any services to eBay. As a result, we have a limited operating history as we will operate in 2004 and beyond and upon which an evaluation of our business and prospects may be made. In addition, we are subject to generally prevailing economic conditions and, as such, our future operating results will be dependent upon our ability to provide quality products and services, the success of our customers and the appropriations processes of various commercial and governmental entities.

Management believes, however, that we have sufficient cash resources to meet our funding needs through at least the next twelve months. We finished the third quarter of 2004 with approximately $20.1 million in cash reserves (cash and cash equivalents of $18.1 million, short term restricted investments of $0.8 million, long term restricted cash of $0.6 million and short term investments of $0.6 million). We have three business units all at different stages in their development. Management expects to continue to make significant investments in the development, sale and marketing of new products for the security market and in the image management business, which may consume some of our cash reserves.

Management's focus is to manage our cash requirements and focus our operations on revenue generation and controlled spending. Our long term strategy remains unchanged. We will continue to invest in research and development for our Security and image management products and in the expansion of our distribution channels for security and the offline publications and online classified advertising businesses.

INFLATION

Inflation has not had a significant impact on our operations to date.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2004, we had $20.1 million of cash, cash equivalents, short term and long term restricted cash and short term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short term instruments. Due to the nature of our short term investments, we concluded that we do not have material market risk exposure.


Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective to ensure that material information relating to the Company and our consolidated subsidiaries is made known to such officers by others within these entities, particularly during the period for which this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any significant changes in our internal controls or in other factors during the period covered by this quarterly report that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, including those set forth below and in our 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2004 under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors." Actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in our 2003 Form 10-K, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

  -        our loss of existing, or an inability to attract new customers,
  -        changes in the demand for our products and services,
  -        our rate of revenue growth,

  - the burdens and costs of defending against potential infringement claims,
  -        our ability to attract and retain personnel,
  -        our ability to control or affect reductions in costs,
  - our ability to design, manufacture and deliver high quality products in a timely fashion,
  -        uncertainty regarding our ability to continue as a going concern,
  - our third-party supplier's ability to deliver high quality components to us in a timely fashion,
  -        technological changes,
  -        general economic, financial or market changes or developments,
  -        the conversion of our Series B Preferred Stock into common stock,
  -        actions taken by government agencies,
  - the ultimate impact of the Sarbanes-Oxley Act of 2002 and any future changes in accounting regulations or practices in general with respect to public companies or our operations specifically,
- the enactment of new accounting standards, or interpretations of existing accounting standards, by the Financial Accounting Standards Board (FASB), or the SEC that could impact the way we record revenues, assets and liabilities, which in turn could affect our reported results of operations and
- the enactment of new auditing standards, or interpretations of auditing standards, by the Public Company Accounting Oversight Board (PCAOB) which could adversely affect our ability to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002
           (SOX 404).


PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3, Legal Proceedings in our Annual Report on Form 10-K. On April 7, 2004, the California Teachers' Retirement System ("CalSTRS") filed a notice of appeal with the United States Court of Appeals for the Ninth Circuit appealing the dismissal of the First Amended Consolidated Complaint for violation of federal securities laws filed against Homestore.com, Inc, us and the other named defendants. On July 22, 2004, CalSTRS and IPIX filed a Stipulation of Dismissal with the Court of Appeals pursuant to which the appeal was dismissed, with prejudice, against us.

Item 2. Changes In Securities And Use Of Proceeds

On April 5, 2004, we completed the sale of 909,090 shares of our common stock, resulting in net proceeds received of approximately $4.9 million, and additional investment rights ("AIR") to purchase another 888,180 shares of our unregistered common stock in a private offering to accredited institutional investors ("PIPE"). The shares of common stock were sold at $5.50 per share and the shares of common stock underlying the AIR are purchasable at $6.05 per share. The AIR was exercisable until September 28, 2004. As of September 30, 2004, all of the AIR's had been exercised: 799,361 shares of common stock in the third quarter and 88,818 shares in the second quarter. Our proceeds from the AIR exercises were $5.4 million. The common stock sold in the PIPE and from the AIR's has been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States. Our Form S-3 filed on May 5, 2004 provides a description of this transaction and copies of the executed documents.

On May 14, 2001, we entered into a definitive agreement with Image Investor Portfolio, a separate series of Memphis Angels, LLC ("Image") for an investment by Image in the Company. Pursuant to the terms of a securities purchase agreement between the Company and Image dated as of May 14, 2001, Image purchased from us a $10 million convertible senior secured note and received Tranche A and Tranche B warrants with the right to purchase up to $20 million of our Series B Preferred Stock. Each share of the Series B Preferred Stock is convertible into approximately 9.2 shares of common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. On September 26, 2001, the Company, Image and strategic investors completed the Tranche B stage of the investment. At this time, we issued 1,115,080 shares of Series B Preferred Stock for total consideration of $22.3 million, represented by the conversion of the $10 million note, the conversion of $0.3 million of interest on the Note and $12 million in cash through the exercise of Tranche B warrants. The remainder of the Tranche B warrants expired.

At December 31, 2003, there were two Tranche A warrants ("Warrant 1" and "Warrant 2"), outstanding. Warrant 1, which entitled the holders to purchase 150,000 shares of Series B Preferred Stock at $20 per share, has been exercised in full. We issued 1,375,600 shares of common stock in the third quarter of 2004 and received $3.0 million in cash from the exercise of part of Warrant 1 and the conversion of the underlying Series B Preferred Stock. During the second quarter of 2004, 600 shares of the rest of Warrant 1 were converted into 4,372 shares of common stock. We did not receive any proceeds from the second quarter Warrant 1 exercise. Warrant 2 entitles the holders to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006. During the second quarter of 2004, 400 shares of Warrant 2 were converted into 2,914 shares of common stock. We did not receive any proceeds from the second quarter Warrant 2 exercise.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission Of Matters To A Vote Of Security Holders

     None.

Item 5. Other Information

    None.

Item 6. Exhibits And Reports On Form 8-K

(a)  Exhibits

Exhibit      Exhibit Description
Number       -------------------
-------

 10.1 Employment Agreement between the Company and Clara Conti, effective September 16, 2004

 31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

 31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

 32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer


(b)  Reports On Form 8-K


     We filed the following Current Reports on Form 8-K during the quarter ended September 30, 2004:

         Date Filed                      Event Reported
         ----------                      --------------

       July 19, 2004.........  Items 7 and 12.  Earnings release regarding financial results for the quarter ended June 30, 2004.

       September 21,           Items 1 and 5.  Announcing resignation of Mr. Strickland as President, CEO and director and the
       2004..................  appointment of Ms. Conti as President, CEO and director.

                                IPIX CORPORATION
                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 5, 2004              IPIX CORPORATION
                                      (Registrant)


                                        /s/ Paul Farmer
                                      ------------------------
                                      Paul Farmer
                                      Authorized Officer
                                      Chief Financial Officer and
                                      Chief Accounting Officer

                                IPIX CORPORATION
                         INDEX TO EXHIBITS FOR FORM 10-Q
                      FOR QUARTER ENDED SEPTEMBER 30, 2004


EXHIBIT NO.                        EXHIBIT DESCRIPTION
-----------                        -------------------

10.1 Employment Agreement between the Company and Clara Conti, effective September 16, 2004

31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

                                                                    Exhibit 10.1


                              EMPLOYMENT AGREEMENT

     This Employment Agreement is made and entered into effective as of September 16, 2004 by and between IPIX Corporation, a Delaware corporation having an office at 3160 Crow Canyon, Fourth Floor, San Ramon, California 94583, and the individual named in Exhibit A ("Executive").

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

     2. Duties and Activities. During the Term of Employment, Executive will faithfully perform those duties and responsibilities commensurate with the position set forth in Exhibit A. Executive shall participate and perform such other responsibilities and duties as may be reasonably determined in the future by the Company's Board of Directors (the "Board"). Executive will devote Executive's entire business time, attention and energy and use best efforts to advance the business and welfare of the Company in furtherance of the policies established by the Board. Executive shall not engage in any other employment activities for any direct of indirect remuneration, except that Executive may continue to devote reasonable time to the management of personal investments, participation in community and charitable affairs, and the activities as further set forth in Exhibit B hereto, so long as such activities do not interfere with Executive's performance of her duties under this Agreement. Executive may serve on the board of directors of other for-profit companies with the prior consent of the Board.

     3. Former Employers. Executive represents and warrants that employment by the Company will not conflict with and will not be constrained by any prior or current employment, consulting or other relationship. Executive represents and warrants that Executive does not possess confidential information arising out of any such employment, consulting or other relationship, which in Executive's best judgment, would be utilized in connection with employment by the Company. Executive has documented in Exhibit C any prior inventions claimed by Executive.

     4. Compensation.

     4.1 Base Salary. In consideration for Executive's services under this Agreement, Executive will be paid a salary at an annual rate set forth in Exhibit A, or at such other annual salary rate as determined by the Board or its Compensation Committee, but in any event at least equal to the salary rate in effect immediately preceding any change thereto. Executive's annual salary rate in effect from time to time is referred to herein as the "Base Salary". Executive's Base Salary shall be paid in periodic installments at such times as salaries are generally paid to other senior executives of the Company.

     4.2 Bonus Compensation. Executive shall be eligible to receive Bonus Compensation as may be determined from time to time by the Board based on such objectives and performance goals as the Board may determine in its discretion. The Company and Executive acknowledge that Bonus Compensation is anticipated to be based on Executive attaining certain Management by Objective targets in substantially the form and in the manner as previously provided to Executive. Executive's compensation by payments of Base Salary and Bonus Compensation shall not be deemed exclusive and shall not prevent Executive from participating in any other incentive compensation, profit sharing or benefit plan made available by the Company to its executives generally. The Base Salary payments hereunder shall not in any way limit or reduce any other obligation of the Company hereunder, and no other compensation, benefit or payment hereunder shall in any way limit or reduce the obligation of the Company to pay Executive's Base Salary.

     4.3 Stock Option Grant. The Company shall grant to Executive an incentive stock option (the "Option"), (to the extent permitted by the applicable provisions of Section 422 of the Internal Revenue Code) to purchase the number of shares of the common stock of the Company as set forth in Exhibit
     A. Executive shall be entitled to option shares in an amount and consistent with option shares being granted to the Company's other senior executive officers, which option shares will be issued pursuant to the Company's employee stock option plans, subject to approval by the Board of Directors, and shall include the following terms:

     (1) The option shares will vest as set forth in Exhibit A.

     (2) The exercise price for the option shall be as set forth in Exhibit A, as appropriately adjusted for stock splits, stock dividends, and the like.

     (3) The option shall be exercisable upon vesting or within 90 days after termination of Executive's employment with the Company, which shall be deemed to have occurred after all Continuation Payments, as defined in
     Section 7, have been made by the Company to Executive.

     (4) Issuance of the option shall be in accordance with all applicable securities laws and the other terms and conditions of the Company's Stock Option Plan and form of the Stock Option Agreement.

     (5) The Option will have a term of ten years.

     (6) In the event of a Change of Control (as defined in the Company's 2001 Equity Incentive Plan), all unvested options will vest and become fully exercisable. In the event of the death of the Executive; or the Permanent Disability of Executive (as defined in Section 6.1 (b) hereof), vesting of options will continue for the 90 day period thereafter. In the event of the termination of Executive without Cause (as defined in Section 6.1 (c) hereof) or termination by Executive for Good Reason (as defined in Section 6.1(e), then vesting of options will continue in accordance with their terms over the ten (10) month severance period.

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

     5.2 Expenses. The Company will pay or reimburse Executive for such reasonable travel, entertainment or other business expenses incurred on behalf of the Company in connection with the performance of Executive's duties hereunder but only to the extent that such expenses were either specifically authorized by the Company or incurred in accordance with policies established by the Company for executives and provided that Executive shall furnish the Company with such evidence relating to such expenses as the Company may reasonably require to substantiate such expenses for tax purposes.

     6. Termination of Employment.

     6.1  Circumstances of Termination.  Notwithstanding  the terms set forth in
Section 1 hereof, Executive's employment shall terminate under any of the following circumstances and the date of such an occurrence, unless otherwise provided below, shall be Executive's "Termination Date":

          (a) Death. Immediately, in the event of Executive's death.

          (b) Permanent Disability. At the option of the Company, if Executive becomes physically or mentally incapacitated or disabled so that (i) Executive is unable to perform for the Company substantially the same services as Executive performed prior to incurring such incapacity or disability or to devote a substantial portion of Executive's business time or use Executive's best efforts to advance the business and welfare of the Company or otherwise to perform Executive's duties under this Agreement,
     (ii) such condition exists for an aggregate of six (6) months in any twelve
     (12) month consecutive calendar months, and (iii) such incapacity or disability is incapable of reasonable accommodations under applicable law, including but not limited to the Americans with Disabilities Act of 1990, as amended (a "Permanent Disability"), the Company, at its option and expense, is entitled to retain a physician reasonably acceptable to Executive to confirm the existence of such incapacity or disability, and the determination of such physician is binding upon the Company and Executive.

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

     provided, however, that with respect to subsections (iii) and (iv) above, the Company's right to terminate Executive shall be conditioned on (A) the Company giving Executive written notice specifically referring to the pertinent subsection above and describing the specific circumstances and/or actions purportedly giving rise to the occurrence of such item; and (B) failure by Executive, within ten (10) days after receipt of any such notice to cease the actions and/or reinstate or rectify the circumstances described in such notice to the reasonable satisfaction of the Board. With respect to these subsections, the Company shall have the right to place Executive on administrative leave pending investigation of the circumstance(s) or action(s) purportedly giving rise to the occurrence of such items.

          (d) Without Cause. At the option of the Company at any time for any reason other than those referred to above or for no reason at all, whereupon the Company shall be obligated to make those payments set forth in Section 7 hereof but if, and only if, Executive executes a mutual, valid and comprehensive release of any and all claims that the Executive may have against the Company in a form provided by the Company.

          (e) Resignation for Good Reason.

               (i) Executive, at Executive option, may resign for "Good Reason":

                    (1) because the Company has unreasonably reduced the role or responsibilities of Executive;

                    (2)  because  the  Company  causes  Executive  to  report to
                    someone   other  than  the  Board  without  the  consent  of
                    Executive;

                    (3) because the Company has reduced Executive's Base Salary from the level in effect immediately prior to such change, with the exception of a company-wide reduction of compensation due to economic considerations, provided that the foregoing shall not limit or derogate from the Company's obligations set forth in Section 4 above;

                    (4) because the Company has breached any material term of this Agreement other than as noted in subsections (1) and
                    (2) above; or

                    (5) after the Company has relocated its principal executive offices to Tyson's Corner, Virginia, the Company relocates its principal executive offices to a location more than 50 miles from such location.

     In the event that Executive terminates this Agreement for Good Reason, the Company shall become obligated to make those payments set forth in Section 7 hereof.

     6.2 Notice of Termination. Any intent to terminate employment by Executive pursuant to Section 6.1(e) shall be communicated by written notice to the Company setting forth in detail the specific actions deemed to constitute Good Reason. If the Company does not respond within ten (10) days from such notice, the resignation shall be deemed effective. The Company may, within the ten (10) day period, correct such condition giving rise to Executive's notice or dispute Executive's claims by giving written notice of such dispute.

     6.3 At-Will Employment. Notwithstanding the Company's obligation described in Sections 6 and 7, Executive's employment with the Company will be on an "at will" basis, meaning that either Executive or the Company may terminate Executive's employment at any time for any reason or no reason.

     6.4 Resignation. Upon termination of employment, Executive shall be deemed to have resigned from the Board of Directors of the Company if Executive was a director.

     6.5 Cooperation. After notice of termination and the 60 days thereafter, Executive shall cooperate with the Company, as reasonably requested by the Company, to effect a transition of Executive's responsibilities and to ensure that the Company is aware of all matters being handled by Executive.

     7. Payments Upon Termination of Employment.

     7.1  Payments.  In addition to any rights  Executive may have under Section
4.3 on the Termination Date:

          (a) If the Company terminates Executive's employment for Cause or if Executive voluntarily terminates employment without Good Reason, the Company's obligation to compensate Executive shall in all respects cease as of the Termination Date, except that the Company shall pay to Executive within 30 days the Base Salary accrued under Section 4.1, a pro-rata amount of any Bonus or other compensation earned under Section 4.3, the value of accrued vacation time pursuant to Section 5.1 hereof, and the reimbursable expenses incurred under Section 5.2 of this Agreement up to such Termination Date (the "Accrued Obligations").

          (b) If Executive's employment is terminated due to the death of Executive, the Company's obligation to compensate Executive shall in all respects cease as of the Termination Date, except that within thirty (30) days after the Termination Date, the Company shall pay Executive's estate or legal representative the Accrued Obligations.

          (c) If Executive's employment is terminated upon the Permanent Disability of Executive, the Company's obligation to compensate Executive with respect to Base Salary (as in effect on the Termination Date) shall continue for up to six (6) months or until Executive is eligible for long-term disability payments from the Company's insurance provider, whichever is sooner. In addition, the Company shall pay Executive any Accrued Obligations within 30 days of termination; and

          (d) If Executive's employment is terminated by the Company pursuant to
     Section 6.1(d), or by Executive pursuant to Section 6.1(e) the Company's obligation to compensate Executive shall in all respects cease, except that within thirty (30) days after the Termination Date the Company shall pay Executive the Accrued Obligations and during the period ending on the expiration of the tenth month following the Termination Date the Company shall pay to Executive each month one-twelfth (1/12th) of the annual Base

     Salary of Executive in effect at the Termination Date (the "Continuation Payments"). The Company shall be excused from the obligations of this
     Section 7.1(d) if Executive breaches Executive's obligations under this Agreement or the Confidentiality Agreement.

     Notwithstanding the foregoing, in the event such termination occurs within two (2) years of a Change of Control of the Company, the full amount of the Continuation Payments will be paid in a lump sum within ten (10) days of the termination.

     7.2 Medical Benefits.If Executive's employment is terminated by the Company pursuant to Section 6.1(d) or by Executive pursuant to Section 6.1(e), the Company shall reimburse the Executive for the amount of Executive's premium payments for group health coverage, if any, elected by the Executive pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended ("COBRA"); provided, however, that the Executive shall be solely responsible for all matters relating to Executive's continuation of coverage pursuant to COBRA, including (without limitation) Executive's election of such coverage and Executive's timely payment of premiums; provided further , that upon the earlier to occur of (C) the time that the Executive no longer constitutes a Qualified Beneficiary (as such term is defined in Section 4980B(g)(1) of the Internal Revenue Code of 1986, as amended) and (D) the date ten (10) months following the Executive's termination, the Company's obligations to reimburse the Executive under this subsection (ii) shall cease.

     7.3 Effect on this Agreement. Any termination of Executive's employment under this Agreement shall not affect the continuing operation and effect of this Section and Section 8 hereof, which shall continue in full force and effect with respect to the Company and Executive, and their heirs, successors and assigns.

     Nothing in Section 6 hereof shall be deemed to operate as a release, settlement or discharge of any liability of Executive to the Company or others from any action or omission by Executive enumerated in Section 6.1 (c) hereof as a possible basis for termination of Executive's employment for Cause.

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

     7.5 Parachute Payment. In the event that the termination of Executive's employment is for one of the reasons set forth in Section 6.1 (d) or Section 6.1
(e) and the aggregate of all payments or benefits made or provided to Executive under Section 7 and under all other plans and programs of the Company (the

"Aggregate Payment") is determined to constitute a Parachute Payment, as such term is defined in Section 280G(b)(2) of the Internal Revenue Code, the Company shall pay to Executive, prior to the time any excise tax imposed by Section 4999 of the Internal Revenue Code ("Excise Tax") is payable with respect to such Aggregate Payment, an additional amount which, after the imposition of all income and excise taxes thereon, is equal to the Excise Tax on the Aggregate Payment.

     8. Post-Employment Activities.

     8.1 Conditional Nature of Severance Payments; Non-Competition. Executive acknowledges that the nature of the Company's business is such that during the term of employment and for twelve (12) months following termination of Executive's employment with the Company (the "Noncompete Period"):

          8.1.1 if Executive were to become employed by, or substantially involved in, the business of a Competitor, it would be very difficult for the Executive not to rely on or use the Company's trade secrets and confidential information. A "Competitor" is defined as any person, entity or division, whether now existing or hereafter established, which directly competes with the products and services of the Company. To avoid the inevitable disclosure of the Company's trade secrets and confidential information, Executive agrees and acknowledges that the Executive's right to receive the severance payments and other benefits set forth in Section 7 (to the extent the Executive is otherwise entitled to such payments) shall be conditioned upon (a) the Executive not directly or indirectly engaging in (whether as an employee, consultant, proprietor, partner, director or otherwise), nor having any ownership interest directly or indirectly in more than 1% in, or participating in the financing, operation, management or control of, a Competitor; provided, however; that Executive may be employed by a division of a Competitor so long as such division does not engage in activities that directly compete with the products and services of the Company and Executive is otherwise in compliance with all other provisions of this Section 8, and (b) Executive continuing to observe, and not be in breach of, the provisions of the Confidentiality Agreement and Invention Assignment Agreement (the "Confidential Agreement") entered into by Executive and the Company. Upon any breach of this Section or the Confidentiality Agreement, all severance payments pursuant to Section 7 shall immediately cease.

          The  obligations  under  the  Confidential   Agreement  shall  survive
          termination of this Agreement for any reason.

          8.1.2 Executive shall not, without the prior written consent of the Company, directly or indirectly, (i) solicit, request, cause or induce any person who is at the time, or 12 months prior thereto had been, an employee of or a consultant of the Company to leave the employ of or terminate such person's relationship with the Company or (ii) attempt to interfere with any business agreement or relationship existing between the Company and/or its affiliates with a third party.

          8.1.3 Executive shall not disparage the business reputation of the Company (or its management team) or take any actions that are harmful to the Company's goodwill with its customers, content providers, bandwidth or other network infrastructure providers, vendors, employees, the media or the public. Executive recognizes that such actions would cause irreparable harm for which there is no adequate remedy at law and that the Company may seek in state or federal court, and is entitled to a temporary restraining order and to preliminary and permanent injunctive relief in state or federal court to stop any such conduct or statements for any breach or threatened breach of this
          Section 8 during the term of employment and for a period of two years thereafter. The Company shall not disparage the business reputation of Executive.

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

          8.1.5 Executive acknowledges and agrees that promises made by the Company in this Agreement such as (i) the establishment of an employment relationship and (ii) the commitment to provide severance compensation in the event of the termination of Executive's employment for reasons other than Cause (subject to certain requirements on the part of Executive), constitute one form of consideration for Executive's agreement to and compliance with the restrictive covenants in this Agreement. Executive acknowledges and agrees that Company's agreement to provide Executive with access to Company's confidential and proprietary information is a separate form of consideration supporting the restrictive covenants in this Agreement. Executive acknowledges and agrees that the Company's agreement to permit the use of the Company's goodwill with the Company's customers, investors and content providers is a separate form of consideration supporting the restrictive covenants in this Agreement. Executive acknowledges and agrees that the Company's commitment to providing Executive with unique skill development and training is a separate form of consideration supporting the restrictive covenants in this Agreement.

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

     9. Remedies. Executive's obligations under the Confidentiality Agreement under Section 8 of this Agreement shall survive the expiration or termination of Executive's employment (whether through Executive's resignation or otherwise) with the Company. Executive acknowledges that a remedy at law for any breach or threatened breach by Executive of the provisions of the Confidentiality Agreement or Section 8 would be inadequate and Executive therefore agree that the Company shall be entitled to injunctive relief in any court of competent jurisdiction in the case of any such breach or threatened breach. Executive acknowledges that this Section does not limit the Company's right to seek monetary damages for breach of this Agreement.

     10. Miscellaneous.

          10.1 Notice. All notices, requests, consents and other communications hereunder shall be in writing, shall be addressed to the receiving party's address set forth below or to such other address as a party may designate by notice hereunder, and shall be either (i) delivered by hand, (ii) made by telecopy, (iii) send by overnight courier, or (iv) sent by registered or certified mail, return receipt required, postage prepaid.

              If to the Company:        IPIX Corporation
                                        3160 Crow Canyon Road
                                        Fourth Floor
                                        San Ramon, CA 94583

              If to Executive:          Home address of Executive as
                                        maintained in the Company's
                                        personnel records.


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

          10.3. Governing Law. THIS AGREEMENT SHALL BE GOVERNED BY AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH THE LAWS OF THE STATE OF TENNESSEE. ALL QUESTIONS RELATING TO THE VALIDITY AND PERFORMANCE HEREOF AND REMEDIES HEREUNDER SHALL BE DETERMINED IN ACCORDANCE WITH SUCH LAW.

          10.4. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original, but all of which taken together shall constitute one and the same agreement.

          10.5 Captions. The captions used herein are for ease of reference only and shall not define or limit the provisions hereof.

          10.6 Assistance in Litigation. Executive shall, during and after termination of employment, upon reasonable notice, furnish such information and proper assistance to the Company as may reasonably be required by the Company in connection with any litigation in which it or any of its subsidiaries or affiliates is, or may become a party; provided, however, that such assistance following termination shall be furnished at mutually agreeable times and for mutually agreeable compensation.

          10.7 Entire Agreement.This Agreement, any written agreement referred to herein and the Exhibits hereto constitute the entire agreement between the parties hereto relating to the matters encompassed herby and supersede any prior or contemporaneous written or oral agreements.

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

     (b) The terms of this Agreement and all rights of Executive hereunder shall insure to the benefit or, and be enforceable by, Executive's personal or legal representatives, executors, administrators, successors, heirs, devisees and legatees.


     IN WITNESS HEREOF, this Agreement has been duly executed as of the Effective date written in Exhibit A.


                                        IPIX CORPORATION


                                        By:   /s/ David M. Wilds
                                           --------------------------------

                                        Name:    David M. Wilds
                                             ------------------------------

                                        Title:   Chairman
                                              -----------------------------



                                            /s/ Clara Conti
                                        -----------------------------------
                                        Executive

                                    EXHIBIT A

Effective Date of Employment Agreement:  September 16, 2004

Name:  Clara M. Conti

Title:  President and Chief Executive Officer

Direct Supervisor:  Board of Directors

Annual Base Salary:  $275,000

Options:
         Number:  500,000
         Exercise Price:  $8.28 per share
         Vesting start date:  September 16, 2004
         Vesting terms: (1) Options to purchase 142,857 shares shall vest on September 16, 2005; (2) options to purchase 11,905 shares shall vest monthly thereafter (beginning on October 16, 2005) for the next twenty nine (29) months; and (3) options to purchase 11,898 shares on March 16, 2008.

Other (state "None" if no other items should be noted):  NONE



                                           IPIX CORPORATION


                                           By:  /s/ David M. Wilds
                                              -------------------------------

                                           Name:  David M. Wilds
                                                 ----------------------------

                                           Title:   Chairman
                                                  ---------------------------



                                             /s/ Clara Conti
                                           ----------------------------------
                                           Executive

                                    EXHIBIT B

                                 OTHER POSITIONS

                        Women's Center (Vienna, Virginia)

                                    EXHIBIT C

                                PRIOR INVENTIONS

                                     [NONE]

                                                                    Exhibit 31.1

        Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

I, Clara Conti, the President and Chief Executive Officer of IPIX Corporation, certify that:


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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c)   Disclosed  in this  report  any change in the  registrant's  internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 5, 2004


/s/ Clara Conti
------------------------------
Clara Conti
President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

      a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      c)   Disclosed  in this  report  any change in the  registrant's  internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: November 5, 2004


/s/ Paul Farmer
--------------------------
Paul Farmer
Chief Financial Officer

                           Section 1350 Certifications
                                   Exhibit 32

     In connection with the Quarterly Report of IPIX Corporation and its wholly-owned subsidiaries (collectively, the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), we, Clara Conti and Paul Farmer, the Chief Executive Officer and Chief Financial Officer, respectively, of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Clara Conti
--------------------------
Clara Conti
Chief Executive Officer
November 5, 2004



/s/ Paul Farmer
--------------------------
Paul Farmer
Chief Financial Officer
November 5, 2004


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.