Form 10-K
period 2004-12-31
IPIX CORP
filed 2005-03-31
CIK 1088022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 00-26363

IPIX CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	52-2213841
State or other jurisdiction incorporation or organization	(IRS Employer Identification No.)

8000 Towers Crescent Drive, Suite 1350, Vienna, Virginia 22182

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (703)847-3660

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

Yes ☑ No ☐

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

Yes ☑ No ☐ The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was $251,702,365 (based on the last sale price of $13.98).

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of March 1, 2005 was 22,077,281.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held on or about May 13, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report on Form 10-K. Such Proxy Statement, except for the portions thereof which are specifically incorporated herein by reference, shall not be deemed “filed” for purposes of this report on Form 10-K.

PART I

Item 1. Business.

SOURCE OF CERTAIN STATISTICAL AND OTHER INFORMATION

This Annual Report on Form 10-K includes certain statistical and other data with respect to us and our products, services and industries, derived from publicly available reports and other publications referenced in this annual report. These organizations generally use methodologies and conventions that they deem appropriate to measure companies within the relevant industry segment and to measure industry size. These organizations generally indicate that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy or completeness of such information. While we believe this information to be reliable, we have not independently verified such data.

OVERVIEW

IPIX Corporation (“IPIX”) is a premium provider of immersive imaging products for government and commercial applications. We combine experience, patented technology and strategic partnerships to deliver visual intelligence solutions worldwide. Our immersive, 360-degree imaging technology has been used to create high-resolution digital still photography and video products for surveillance, visual documentation and forensic analysis.

2004 was a year of many accomplishments for IPIX. Leveraging our core expertise in immersive image processing, we developed and launched a robust product line of high-resolution cameras for video surveillance applications. Our new products experienced early success within the federal government. Most notably, they were chosen for use at two high-profile, national security events where the need for total situational awareness was critical – the G8 Summit and the Presidential Inauguration; and they are currently being used by the Transportation Safety Administration (TSA) to monitor airport security checkpoints. Additionally, the CommandView-360 product received industry validation by winning the 2004 Product Achievement Award that is presented annually by the Security Industry Association.

Realizing that cameras are but one piece of a total security solution, we put a significant amount of effort during 2004 into establishing value-added partner relationships. Partners serve a three-pronged purpose for the company. They provide complementary technologies, such as digital video recorders, biometric systems and video analytics, to our own product offerings. They can shorten the sales cycle by presenting a one-stop-shop solution to customers, making it easier for them to buy. They also provide a way to extend our sales and distribution channels globally. We have signed partnerships with companies in Europe, Australia, and Russia as well as with several companies in the United States. To facilitate the success of our technical partnerships, we developed and released our Video Software Developer Kit (Video SDK) for our video products. The Video SDK provides a software platform that enables our immersive video products to easily integrate with those of our partners.

On the still photography side of the business, we introduced the IPIX ® Interactive Studio ™ , our strategic platform for establishing a de facto standard for the creation of immersive photography. The IPIX Interactive Studio was launched in February 2004 at the Photo Marketing Association International (“PMAI”) tradeshow. It provides customers a single integrated solution to automate production tasks that previously required separate tools. At that time we also announced the end of life of our legacy IPIX 360 Suite per-image ‘key’ license based products, and introduced a new unlimited annual enterprise licensing approach. In late 2004 we announced and launched an updated suite of tools for the real estate virtual tour marketplace. We released an updated IPIX Real Estate Wizard, which makes shooting immersive images for virtual tour photography affordable, even for low volume customers. We also launched and updated our Host@IPIX virtual tour hosting service to better meet the needs of the US residential real estate market.

2004 also saw a strong realignment of our core competencies with our strategic business goals. The InfoMedia business unit, formerly responsible for the development, marketing, and sales of immersive photography products, was reintegrated into the company. Still photography product teams now work closely with the video product teams leveraging mature development processes and expertise; and the sales and marketing of both product lines is done as a coordinated effort. In markets where customers benefit from combined products (video and stills) in a single offering, this new structure allows us to do so seamlessly. In addition to reintegrating the InfoMedia business unit, we sold the

AdMission business unit, which developed and sold products to the online advertising market. In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets and liabilities related to the AdMission business unit were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations. Both changes have provided clarity and focus for our internal operations and a more clear definition of our business to the marketplace. (See Note 11 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

We are in the process of shifting our business model from a software developer and value-added camera reseller to a visualization systems and solutions development company. As we continue this shift, we must strategically reposition ourselves in the market from its current position as a point solution provider, to the position of a high-value systems solutions provider. To that end, we are undertaking an aggressive business growth strategy to establish itself as the marketplace solution leader and technical innovator in the immersive image technology and visualization markets. In order to quickly build our capabilities, solidify and strengthen our position in target markets, and achieve operational efficiencies, we plan to aggressively pursue select vertical and product merger and acquisition opportunities.

IPIX MARKETS

Immersive imaging, or the ability to create the viewing perspective of being inside the image, is becoming increasingly popular. However, image creation with many of the existing immersive technologies is labor intensive and requires proprietary hardware. Conditions such as inadequate lighting, subject motion or lack of portability reduce the effectiveness of the image. As a result, market acceptance of these technologies to date has been limited. In order for widespread adoption of immersive imaging by businesses and consumers to occur, we believe new immersive technologies must offer the following benefits:

•	Ease of creating and viewing an image;

•	Ease of distributing and sharing the image;

•	Portability of the capture device;

•	Cost effectiveness;

•	Use of standardized technology; and

•	Platform independence.

We believe immersive imaging is becoming more heavily utilized in the field of virtual simulation as actual video replaces computer generated images. Estimates, derived from a 2004 report by Insight Media, indicate that immersive imaging comprises roughly 4-6% of the total virtual simulation/visualization market (estimated to be $2.4 – $3.7 billion international in 2005) and grows at a rate of 20% annually. This projected growth rate is higher than the growth rate of the overall virtual simulation/visualization market.

We are a leading provider of immersive imaging technologies that deliver visual intelligence to our customers. The applications we support and the markets to which we are relevant are global and many. Based on our market research and the successes that we have attained in the market thus far, we apply immersive technology products to physical security, visual documentation, and training simulation applications. We target customers in both the government and commercial markets. Our major market focus has included the Department of Defense, the Department of Homeland Security, banks, retail stores, critical infrastructure, transportation, healthcare and real estate. In the visual documentation markets, customers include a broad cross section of public and private organizations that need to document and index places or events. For these customers, our solutions provide a visual documentation format that can simply and quickly capture the complete details of an environment.

We believe the market for immersive still photography content will provide steady, long-term growth as the panoramic imaging marketplace continues to expand and mature. Additionally, ongoing concerns about security, the need to be better prepared in the case of emergency situations and the need to better manage physical assets and infrastructure, have all led to the use of panoramic imaging for visual documentation.

Visual Media Markets

Our traditional immersive still photography markets benefit from the simplicity and ease of use of our two-shot capture process for creating immersive virtual tours. These visual media markets find promotional value in presenting products, places, or events to a wide audience of potential customers. Market segments include:

•	Virtual Tour Photography Companies: These companies offer a range of virtual tour photography services, including hosting, templated pages, tour distribution and print services. These companies consist of networks of photographers, centrally managed to provide a service to residential real estate agents and brokers. Usually a larger company, with 10+ employees.

•	Web Developers and Professional Photographers: These customers are typically professional, self-employed photographers or they work for a creative media agency. These companies offer basic or enhanced virtual tour photography service along with web development or other creative content services.

Observation and Surveillance Market

We believe that the market for observation and surveillance represents an excellent opportunity for IPIX and our immersive and infrastructure offerings. We believe our numerous applications will enable us to penetrate this large and growing segment within the security industry. According to the 2004 Security Industry Annual Report published by Lehman Brothers, the global market size for video equipment and installation has been estimated at $5 — $6 billion, with the United States accounting for $2 — $3 billion of this total.

Immersive technology in surveillance applications:

•	Captures and communicates more information than traditional video, replacing multiple cameras to cover an area with a single digital device;

•	Allows interactive navigation from a real-time stream or pre-recorded file, eliminating blind spots within the protected area;

•	Allows simultaneous navigation by multiple viewers, allowing for distributed command and control monitoring of sensitive areas; and

•	Eliminates mechanical failure and maintenance costs associated with hardware-based pan-tilt-and zoom cameras.

As the market demand for high quality images and reliable cameras increases, we believe IPIX is well positioned to capture a share of this vertical market.

INNOVATIVE TECHNOLOGY

The technical basis of our still and video products is our patented ability to optically capture wide field-of-view images at a location, and to process, store, and replay those images in a manner that recreates the perception of being at that location. We use a fisheye lens to fully visualize an environment by capturing a full 360-degree field of view from a digital still image or video camera. We then de-warp the image to compensate for distortion errors that are inherent in fisheye images and present the image in a manner that can be easily understood by the viewer. The resulting image can be viewed in any direction, up-down, left-right, and horizon to horizon, with no blind spots. The viewer can easily navigate within the image by moving a cursor inside the image or using the navigation controls.

We have developed still photography and video processing software technologies that facilitates the development of end-user software solutions, and the integration of IPIX camera products into 3rd party image and video processing systems. We offer innovative high-resolution, digital cameras and camera system solutions that are highly attractive to end-users because they are easy to operate, reduce the number of conventional cameras that we believe are required to provide adequate coverage and thereby reduce installation labor and material costs. Our two-shot still photography process creates a light-weight, expansive image that is interactively viewable and fast to download over the Internet. Our 360-degree viewing capability gives the market a way to significantly enhance situational awareness. Our still and video image products provide users with a robust documentation capability as well as a forensic analysis tool.

To continue to be a technology innovator, we are working with leading universities and experts in the fields of visualization and imaging. We have also formed a Research and Development (R&D) team and are actively responding to government solicitations. These government funded projects are designed to transition from R&D, to development, and then to full product commercialization. By attracting the best and brightest in the industry to our R&D group, we are able to raise the bar in immersive imaging products and continue to strengthen our brand.

IPIX COMPETITION

Immersive imaging competition is increasing globally. IPIX is the recognized brand in the immersive imaging industry. Since the early 1990’s with the introduction of our first video surveillance product, the OMNIview™, through the late 1990’s with our focus on digital photography based virtual tours, and through today, with our renewed emphasis on internet protocol enabled digital video cameras, we believe we have set the standard for immersive imaging systems. Even so, we face competition from a wide range of competitive solutions.

In the surveillance markets, IPIX high-resolution immersive video cameras face competition from analog CCTV camera manufacturers, digital camera manufacturers and from immersive video technology providers. In the analog CCTV marketplace, one IPIX camera can replace up to 4 analog cameras. A single IPIX camera can also replace a CCTV camera with a mechanical pan-tilt-zoom mechanism. In both cases, the IPIX camera offers a simpler, more reliable and higher quality solution which provides for a total situational awareness at a location, with a digital pan-tilt-zoom that will not break down. In the digital, Internet (IP) camera marketplace, we believe IPIX offers an attractively priced upgrade that allows a single camera to see an entire environment, unlike competing products with a limited field-of-view. Competing IP cameras with a limited field of view translate into a higher cost solution to achieve the same coverage as an IPIX camera.

Competitors offering immersive technology solutions in the security marketplace have several disadvantages compared to the IPIX fisheye lens based approach to full environment surveillance. Specifically, several competitors offer a mirror-based approach for capturing a panoramic view. These solutions fail to capture entire environments, missing potentially critical activity occurring around the camera. These devices utilize a reflective surface to capture a 360-degree field-of-view in a single shot, and are touted by their providers as the easiest way to capture a panorama. A large number of competitors offer parabolic mirror devices with differentiation based mainly on vertical field-of-view. While these devices are simple in operation, they do not capture a full 360-degree spherical image. Most of these devices capture about a 100-degree fixed vertical field-of-view. Because the vertical field-of-view is limited, each manufacturer must decide ahead of time the predominant application for the device, allowing the corresponding general field-of-view to be captured. For example, one device is targeted at real estate virtual tours. This device provider has oriented the field-of-view downward, so that from a relatively high perspective, most of a room can be captured. It is possible that based on the user’s needs, more than one of these devices may be required. Also, these devices are typically large and bulky, and since they utilize a mirror, are subject to scratching or damage. Finally, since they use only one shot, they are the solution most directly limited by camera resolution.

Other competitors offer multi-camera heads, which are bandwidth and computationally intensive since they require processing from a large number of cameras. Multi-headed camera devices are configurations of typically 5 or more cameras that are synchronized together to capture video. In the minimum configuration, five headed cameras are oriented as if in a cube, with the top and four sides each being captured by a separate camera. Software or proprietary hardware is then required to stitch the separate images together into a single frame. In one configuration, 12 cameras are oriented to capture a full sphere whereby no stitching is required. Other variations exist using flat mirrors or other types of lenses. The major characteristic of all multi-headed camera devices is that an extraordinary amount of data must be captured, recorded and processed for subsequent playback. Also, depending on the number of cameras and the quality of the stitching, there may be artifacts which limit the quality of the image. In contrast, the IPIX solution requires either one or two cameras at most to capture a full environment, leading to the most efficient solution possible.

In the visual media and visual documentation markets for immersive still photography, we face competition from several key competitors. At the most basic level, options for capturing panoramic images are becoming more ubiquitous in the consumer photography marketplace. Wide field-of-view camera options such as the Advance Photo System (APS) and tools for software stitching multiple images taken hand-held offer a very rudimentary solution. This type of panoramic photography is nothing more than a simulation of immersive photography offered by IPIX. The resulting image does not capture a full 360-degree view, and the images captured are not interactively navigable. Most often, these images are used to make hard copy prints. We believe this type of photography is not suitable for surveillance, visual documentation and forensic analysis markets which require visual intelligence.

Our immersive still photography products also face competition from mirror-based solutions and from multi-headed cameras systems. These options again fail to capture an entire environment or offer a cost effective solution for most customers. Additionally, IPIX immersive still photography products face competition from panoramic scanning cameras. Scanning cameras are high-quality devices that capture very high resolution immersive images. These cameras generally range in cost from $10,000 to $30,000. These cameras utilize a linear sensor, much like those used in flat bed scanners. This sensor is rotated 360-degree to capture a complete panorama. Aside from the high costs, these cameras are complex and require the expertise of a professional photographer. Additionally, at the highest resolution, these cameras can take up to 15 minutes to complete a full scan, which renders them inappropriate for immersive image capture in scenes where there is motion.

Traditionally, our most direct competition in the immersive still photography market has been with single-row panorama stitching solutions. An important feature of these software stitchers is that in order to capture a full panorama, depending on the field-of-view of the camera lens, anywhere from 12 to 24 images may be needed in order to capture a 360-degree panorama. The large number of images complicates the photography process substantially. More images means more files on the computer to track and more chances for something to go wrong in the capture phase. Single row panorama software products do not capture full spherical images. For those professional grade stitchers that do support spherical immersive still photography, the entire process steps up to an additional level of complication. A more complicated rig is required and the number of images needed increases to 36. Even with the complexities of capture, certain customers do value the higher-quality resolution possible by taking a single row panorama of 12 to 24 images and stitching them together. With the introduction of the IPIX Interactive Studio, we have announced strategic partnerships whereby IPIX will be offering this type of functionality integrated into our solution.

PRODUCTS

We believe we offer the broadest line of solutions in the immersive technology industry. These solutions include cameras kits, software tools, services, infrastructure and training to support immersive imaging. Camera systems include all of the components necessary to capture high quality immersive still photography or video. Versions are available for consumer or professional level photographers.

Our products enable the creation of immersive or spherical photographic images or video through the use of a wide angle or fisheye lens. IPIX still photography or video content is either a 180 x 180 degree (hemispherical) view taken with a single shot, or a 360 x 180 degree view, taken by two back-to-back hemispherical shots. Our technology can also be used for more than two shots to create higher resolution final content.

Immersive Video Products

The video product portfolio consists of three product lines with various configurations within each product line. The product lines are: CommandView™, CommandView360™ and InSight™ camera systems. The core camera electronics and fisheye lens optics have been designed to be used across the entire product line to achieve economies of scale in manufacturing.

CommandView

The CommandView camera consists of a two mega-pixel sensor, a digital signal processor (DSP) module and a power distribution and communication module. CommandView utilizes our fisheye lens that has been optimized for the image sensor in the camera subassembly and bundles one licensed copy of the Milestone Security Management System Software with our viewing software to provide a high value, highly attractive video surveillance product offering to the security market. CommandView comes in two configurations: wall-mount and ceiling-mount.

We believe the uses and applications of the CommandView are virtually limitless. Unlike the cameras it replaces, CommandView provides complete and continuous situational awareness. The CommandView camera sees everything at the same time and monitors everything in its field of view with no blind spots.

CommandView360

CommandView360 utilizes two camera sub-assemblies, mounted back-to-back, and one fisheye lens on each camera to provide full 360-degree coverage of the area of concern. Full 360-degree coverage means the camera is monitoring in both the horizontal and vertical dimensions at the same time. This innovative camera system allows the user to view live and recorded video at user definable frame rates and compression settings to conserve bandwidth requirements.

The dual-lens, fixed spherical optical system integrates an optional off-the-shelf third party mechanical pan-tilt-zoom camera that has an optical zoom capability for long range target identification and tracking. Operation of the CommandView360 with the mechanical pan-tilt-zoom camera is easy and efficient and allows the operator to get on target quickly by using the ‘Assisted Cue and Zoom’ feature of the CommandView360. Targets of interest are seen through the spherical view of the CommandView360 and the operator simply ‘mouse-clicks’ on a target of interest in the viewer screen.

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

Designed to provide the highest level of reliable operation for continuous situational awareness, the CommandView360 is rugged in construction and small in size making it ideal for fixed, outdoor installations where it is desirable to protect critical infrastructure and key assets.

InSight

InSight is our entry-level digital camera system using the camera subassembly that forms the foundation of our entire product portfolio.

The two mega-pixel InSight camera:

•	can be fitted with a standard 1/2 inch CS mount commercial-off-the-shelf lens that provides a field-of-view in accordance with the user’s requirements;

•	is capable of generating high quality, high resolution images at full motion frame rates that range from 15 frames per second to 48 frames per second, depending upon compression settings and number of users on the network;

•	can automatically send streaming video over the network in one of three video streaming protocols; HTTP, RTP and RTSP; and

•	is offered in two configurations: ceiling-mount and wall-mount.

In the ceiling-mount configuration, the user may select a fixed or a directional camera mount. The directional mount allows the user to swivel the camera to adjust the direction in which the camera is pointed. The InSight camera may be mounted in a parapet or rampart enclosure for outdoor use. We believe the InSight camera fills a void that currently exists in the security video surveillance market for a fixed, high resolution (1.0+ mega-pixel image), network camera that is capable of delivering video at full-motion frame rates.

XProtect Security Management Software

High-end users of security products need to efficiently manage, store and retrieve their image streams. To meet this need, we have a strategic relationship with Milestone Systems A/S, a security management software company located in Denmark. XProtect software provides a user friendly interface to a network camera that allows the user to build, manage and control a network of digital cameras and record and playback the video outputs of each camera on the network. Users can digitally pan-tilt-zoom within the scene on both live and recorded video.

Immersive Still Photography Products

IPIX Camera Systems Featuring Interactive Studio

We sell complete immersive still photography solutions which include fisheye enabled camera systems and IPIX software, including either the IPIX Interactive Studio, the IPIX® GPS Mapping System or IPIX GRIDs System. We also serve the real estate market with a special IPIX Real Estate Wizard and an online virtual tour hosting service Host@IPIX. The products are based on patented technology for capturing a full 360-degree field of view from a digital camera in a manner that is extremely efficient for the user. By integrating the end-to-end process, including production workflow and image editing and output options, our platform enhances the workflow efficiency for providing high quality results.

The IPIX Interactive Studio™ (“Interactive Studio”) is our strategic platform for creating a de facto standard for the creation of immersive photography. The technology underlying the IPIX Interactive Studio is a multi-tiered software platform called the Image Creator Platform (“ICP”).

ICP is the core of our still photography products. The ICP is an open architecture that we can use to create end user products ourselves, or OEM license to strategic partners who want to leverage the functionality of the platform in their own vertical market solutions. The system is compatible with both Windows and Macintosh platforms and is flexible enough to integrate a wide range of traditional media types such as flat images and panoramas into a single workflow. We and our OEM licensees can provide value-added features through a plug-in architecture that maintains a consistent workflow for the end user.

Because Interactive Studio ™ is based on a plug-in architecture, updates and enhancements can be added easily. During 2004 we added support for:

➢	Macromedia Director w3d files;

➢	VRML and X3D output for 3 dimension modelling;

➢	Editing and annotation tools; and

➢	The REALVIZ multi-mode fisheye Stitcher Extension.

IPIX GPS Mapping System

•	The IPIX GPS Mapping System and its sister product the IPIX® GRIDs Systems (Geo-Referenced Image Documentation System) provides commercial and government customers with a solution for creating immersive image hot-spotted maps. Both products utilize the IPIX Interactive Studio product for immersive image creation, eliminating the need for a separate GeoBuilder tool, and simplifying the workflow associated with creating interactive visual maps.

•	IPIX® Movies

IPIX Movies are made by capturing two back to back scenes using a fisheye lens on one or more video cameras. The movies are digitized and edited using standard post-production tools. Each IPIX Movie is processed frame-by-frame for editing, stitching and encoding. Finished movie content can be delivered on DVD’s or viewed over the Internet using either the Real Media format (“.rm”) from Real Networks or our proprietary format and viewer.

IPIX MARKETING AND SALES

The IPIX marketing organization plays two key roles. First, it serves as the messenger of the market by capturing requirements from our target market segments and, using a structured methodology, formalizing the requirements into market driven product roadmaps. The second role that marketing plays is that of communicator to the market. Through advertising, public relations, tradeshow events, and clearly defined value propositions, our marketing programs are generating sales leads and a greater awareness of our state-of-the-art immersive technology products in the marketplace.

To support the growth of our indirect sales channels, marketing provides our partners with co-marketing opportunities, customized collateral materials and a comprehensive web-based partner portal that houses the latest product information and sales tools.

We currently have sales people located in several states across the United States as well as in Europe. We extend our reach into the market through our channel partners. In the commercial markets, we are continuing to grow our network of manufacturer’s representatives (MRs). Our MRs and resellers are experts in providing solutions to a variety of commercial customers. We believe this sales channel will help us penetrate the banking, retail, healthcare, transportation, higher-education, and commercial building markets. We are also licensing our technology to leading digital video recorder, network video recorder and original equipment manufacturers, including ipConfigure, JDS Digital Security Systems, SecurteX™ Digital, ONSSI, D3Data, and Silicor Technologies.

Indirect Sales Channel Partners

We are partnering with established system integrators and resellers to help penetrate the government security markets. We are also developing distribution agreements with partners in a wide range of countries that allow us to deploy our technology into regions of the world that would normally require significant time and effort for marketing and development.

Strategic Direct Sales

In addition to our indirect sales channels, we employ a team of sales professionals focused on new business development and strategic direct sales across our target markets. We are also pursuing opportunities to obtain research and development contracts with government research organizations and prime government contractors to provide our technology and engineering services to applications involving unmanned vehicles for the military and intelligent software for object classification and tracking.

Internet and Tele-Email Direct Sales

IPIX still photography products are sold worldwide through a direct sales model. We use a telesales team located in Oak Ridge, Tennessee to handle US and international sales inquiries. We manage an on-line electronic commerce site for execution of sales transactions. The still products are marketed on-line using various keyword sponsored Internet advertising and direct email marketing techniques. We offer our software for download and in the process capture customer information for follow-on marketing. We manage a database of customers from which we run permissions based marketing campaigns.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trade secret and trademark laws and contractual restrictions to establish and protect proprietary rights in our products. Our patents are intended to protect and support current and future development of our technology. We currently have over 20 U.S. patents. In addition, we hold international counterparts to many of our U.S. patents in selected countries covering various aspects of our products. We have numerous patent applications pending in the United States as well as international counterparts to many of these applications. Finally, we have a non-exclusive and royalty-free license under numerous U.S. and foreign patents from Sarnoff Corporation and from Motorola, Inc related to immersive imaging technologies and techniques. There can be no assurance that our current and future patent applications will be granted, or, if granted, that the claims covered by the patents will not be reduced from those included in our applications.

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

EMPLOYEES

As of March 1, 2005, we employed 61 full-time employees. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

AVAILABLE INFORMATION

Our website is located at www.ipix.com. We make available free of charge through this website all of our Securities and Exchange Commission (“SEC”) filings, including our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports, as soon as reasonably practicable after those reports are electronically filed with the SEC (www.sec.gov).

Item 2. Properties.

We lease approximately 20,000 square feet of space in Oak Ridge, Tennessee for engineering, R&D, operations and manufacturing and approximately 3,500 square feet of space in Vienna, Virginia for our sales and marketing and our corporate office. We are in the process of exiting approximately 25,500 square feet of office space in San Ramon, California for which approximately 3,500 square feet has been sub-let. We are actively marketing the remaining space to potential sub-tenants. If we are unable to successfully sublease our vacated and unoccupied office space, or if any of our current sub-tenants fail to make required lease payments, our business, financial condition, results of operations and cash flows may be adversely affected. (See Note 12 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.)

Item 3. Legal Proceedings.

On June 15, 2003, we filed an action against Ford Oxaal and his company, Minds-Eye-View, in the United States District Court for the Eastern District of Tennessee. In the complaint, we asserted claims for patent infringement, false designation of origin, false description or representation, unfair or deceptive acts and tortious interference in connection with Oxaal’s competing software product marketed under the name “Click Away.” On August 8, 2003, Oxaal filed its answer asserting counterclaims for non-infringement, invalidity, unenforceability, breach of contract, patent misuse, Lanham Act violations and tortious interference. We denied all of Oxaal’s allegations. The case has been stayed pending settlement negotiations, which have since terminated. In response, we have filed a motion to vacate the stay so that our lawsuit can proceed in due course.

On March 4, 2005, Grandeye Ltd. filed a complaint in the United States District Court for the Eastern District of Virginia against us alleging that Grandeye is not infringing our patents, that our patents are invalid and are not owned by us and that we engaged in false advertising, unfair competition, tortious interference and antitrust violations. We have filed a motion to move the case to the United States District Court for the Eastern District of Tennessee.

We intend to vigorously defend each of the above referenced lawsuits. Because of the inherent uncertainties related to this type of litigation, we are unable to predict the ultimate outcome of these cases, or the likelihood or amount of our potential liability, if any, of these cases. However, if we are not successful in defending or settling these matters, these cases could have a material, adverse effect on our business, financial condition, results of operations, or cash flows.

We are not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, we believe could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal year 2004.

Item 4A. Executive Officers of Registrant

The following sets forth information with respect to our executive officers as of March 1, 2005:

NAME	AGE	TITLE
Clara M Conti	43	President and Chief Executive Officer

Kara H.Brand.	51	Interim Chief Financial Officer and Controller, Secretary and Treasurer

CLARA M. CONTI has been a director and our president and chief executive officer since September 2004. Prior to joining us, Ms. Conti was President and Chief Executive Officer of ObjectVideo from 2001 to January 2004. ObjectVideo, Inc. is a video security business headquartered in Reston, Virginia. From 2000 to 2001, Ms. Conti was Vice President of eBusiness Solutions for DynCorp, an information technology and outsourcing company headquartered in Reston, Virginia. Prior to joining DynCorp, Ms. Conti was President and Chief Executive Officer of Aurora Enterprise Solutions, a business-to-business internet security products and services firm headquartered in Reston, Virginia. Ms. Conti is a graduate of the University of South Alabama.

KARA H. BRAND has been the chief financial officer, secretary and treasurer of IPIX since January 2005. Ms. Brand joined us in April 2000 as our controller. Prior to joining us, she was the Controller at PictureWorks Technology, Inc. from May 1999 until April 2000. Ms. Brand also held Controller and management accounting positions at LeapFrog Toys, Premenos, Hotel Information Systems and Integral Systems. Ms. Brand has a bachelor’s of science degree in accounting from California State University and a master’s degree in business administration from Golden Gate University.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq SmallCap Market (symbol: IPIX). As of March 1, 2005, there were 925 stockholders of record. The following table reflects the range of the high and low bid information for our common stock for the periods indicated:

	High	Low
FISCAL 2004

Fourth Quarter	$9.05	$5.05
Third Quarter	13.60	6.19
Second Quarter	27.34	3.81
First Quarter	5.31	1.76

FISCAL 2003

Fourth Quarter	$3.22	$1.76
Third Quarter	4.99	2.30
Second Quarter	5.25	1.10
First Quarter	1.37	0.75

We currently intend to retain all future earnings to finance the continuing development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will depend upon our financial condition, future loan covenants, capital spending requirements and earnings, as well as other factors the board of directors may deem relevant. We have not declared cash dividends during the past two years.

The table below sets forth information relating to our shareholder approved compensation plans as of the end of 2004:

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under equity
	be issued upon exercises	exercise price of	compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected
Plan Category	warrants and rights	warrants and rights	in column (a))

	(a)	(b)	(c)
2001 Equity Compensation	3,157,682	$3.86	898,611
2000 Equity Compensation	26,417	$118.48	—
1998 Employee, Director and Consultant Stock Option	22,494	$286.69	—
1997 Equity Compensation	21,484	$113.01	—
Prior option plans	19,543	$24.59	—
Employee Stock Purchase	—	—	379,887

Total	3,247,620	$7.61	1,278,498

Item 6. Selected Financial Data

Selected Historical Financial Information

The statement of operations data presented below for the years ended December 31, 2002, 2003 and 2004 and the balance sheet data as of December 31, 2003 and 2004 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The statement of operations data for the years ended December 31, 2000 and 2001 and the balance sheet data as of December 31, 2000, 2001 and 2002 are derived from audited consolidated financial statements that are not included in this report. These results are not necessarily indicative of results to be expected for any future period. You should read the data presented below together with our consolidated financial statements and related notes to those statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

	Fiscal Years Ended December 31,
	2000*	2001*	2002*	2003*	2004
	(In thousands, except per share data)
Statement of Operations Data
Revenues:
Products	$46,739	$14,600	$6,171	$2,594	$3,864
Services	3,302	—	—	—	—

	50,041	14,600	6,171	2,594	3,864

Cost of revenues:
Products	25,422	6,472	1,900	1,580	2,526
Services	808	—	—	—	—

	26,230	6,472	1,900	1,580	2,526

Gross profit	23,811	8,128	4,271	1,014	1,338

Operating expenses:
Sales and marketing	81,752	19,184	3,618	3,621	4,305
Research and development	12,318	2,501	1,170	1,694	2,065
General and administrative	22,174	14,593	2,933	3,452	4,490
Impairment and amortization of intangibles	234,024	—	—	—	—
Merger expenses	15,175	—	—	—	—
Loss on disposal of assets	—	1,655	—	—	—
Restructuring and impairment	4,161	11,655	687	89	170

Total operating expenses	369,604	49,588	8,408	8,856	11,030

Loss from operations	(345,793)	(41,460)	(4,137)	(7,842)	(9,692)
Interest expense	(436)	(10,667)	(183)	(158)	(235)
Interest income	3,345	305	456	65	115
Patent infringement award	—	—	1,000	—	—
Loss on foreign currency	—	—	—	(491)	—
Other income (expense)	(1,250)	(380)	(12)	(8)	2

Loss from continuing operations before income taxes	(344,134)	(52,202)	(2,876)	(8,434)	(9,810)
Income tax benefit	—	—	197	3,764	—

Loss from continuing operations after income taxes	(344,134)	(52,202)	(2,679)	(4,670)	(9,810)
Income (loss) from discontinued operations, net of tax	(2,461)	(2,377)	1,536	6,056	(4,925)
Extraordinary gain	—	901	—	—	—

Net income (loss)	(346,595)	(53,678)	(1,143)	1,386	(14,735)
Preferred stock dividends	—	—	(1,784)	(1,778)	(874)

Net loss available to common stockholders	$(346,595)	$(53,678)	$(2,927)	$(392)	$(15,609)

Basic and diluted loss per share available to common stockholders:
Continuing operations	$(61.11)	$(7.99)	$(0.65)	$(0.87)	$(0.65)
Discontinued operations	(0.44)	(0.37)	0.22	0.82	(0.30)
Extraordinary gain	—	0.14	—	—	—

Net loss per common share available to common stockholders – basic and diluted	$(61.55)	$(8.22)	$(0.43)	$(0.05)	$(0.95)

Weighted average common shares - basic and diluted	5,631	6,534	6,794	7,365	16,470

*	As adjusted for discontinued operations (See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K)

	As of December 31,
	2000	2001	2002	2003	2004
			(In thousands)
Balance Sheet Data:
Cash and cash equivalents, short term and long term restricted cash and short-term investments and securities available for sale	$11,035	$13,401	$5,992	$12,303	$14,859
Working capital	1,174	3,506	2,418	9,216	13,923
Total assets	60,614	23,078	18,435	16,284	20,244
Long-term liabilities	957	2,392	1,769	181	142
Total stockholders’ equity	28,213	8,770	8,392	11,465	15,215

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

Overview

Our Business

During the last quarter of 2004, we undertook a fundamental restructuring to position ourselves as the leader in immersive imaging technologies for visual intelligence applications. We develop immersive video and still photography products for major markets in surveillance, visual documentation and forensic analysis. This restructuring included the merging of the InfoMedia and the IPIX Security business units and a change in our sales structure that broadens our emphasis from direct sales to a channel development focus. The new structure also enables us to develop product offerings that include both video and still products for customers in the same market. IPIX has aligned its product lines with our core competencies in immersive video and still photography. The restructuring was completed with the sale of the AdMission business unit in February of 2005. In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets and liabilities related to the AdMission business unit were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations.

Immersive Video Products: Formerly the Security business unit, the Immersive Video Products unit provides a full 360-degree immersive video capability for government and commercial security markets. Patent protected technology is used in digital video systems that provide complete and continuous situational awareness. These products are currently being marketed to the government for security applications, visual documentation and surveillance.

Immersive Still Photography Products: Formerly the InfoMedia business unit, the Immersive Still Photography Products Unit provides for creation of Full-360 degree panoramic photography and movies content. Markets for these products are professional photographers, ad and creative media agencies, web developers and creators of visual documentation.

Products

CommandView - Multi-mega-pixel network cameras, with fisheye lens, patented Full-360 degree viewing technology and camera management software to provide a unique award-winning ‘see everything’ video surveillance and security camera system that can see in all directions, simultaneously with no moving parts and no blind spots.

IPIX Interactive Studio- A single integrated solution for panorama photographers that can automate a wide variety of tasks previously requiring separate tools. Makes creating multiple Full-360 degree images as simple as a drag-and-drop of fisheye source images into the application, selecting the output file formats desired and hitting the save button. Features include image editors, image format converter tools and high dynamic range image compositors.

Target Markets

•	CommandView – Commercial facilities such as banks and retail outlets. Homeland security infrastructure protection related to ports, harbors, waterways, dams, conventional and nuclear power stations, utilities, airports and mass transit rail systems. In the military, perimeter force protection, unmanned vehicles and special operations.

•	IPIX Interactive Studio - Visual documentation markets such as facilities management; private and government infrastructure management and service departments; and vertical market data-warehouse solutions providers such as insurance and mapping.

Business Models

•	Immersive video: Sell camera systems via world-wide network of distributors. Camera systems will retail from $1,000 to $25,000, depending upon model and configuration. Traditional distributor discounts will apply.

•	Immersive still: Market software platform and supporting hardware products primarily over the internet.

Business Trends and Conditions

On March 31, 2004, we launched a new family of Full-360 degree real-time video camera systems. Shipment of these products to distributors began in late June 2004. These new camera systems are expected to generate revenues from their sale primarily to distributors. During the third quarter of 2004, we received an order for the purchase of $3 million of CommandView video surveillance cameras from our UK distributor. We shipped $0.5 million of cameras from this order in the third quarter of 2004 and $0.4 million of cameras from this order in the fourth quarter of 2004. We expect that the remaining cameras from this order will ship over the first six months in 2005. We continue to develop additional products and features for the security and surveillance market.

Our full-360 degree technology used by the immersive still photography products primarily generates revenues in two ways: licenses of software and the sale of camera equipment. In the past, we utilized “keys” to license our technology to capture and save a single immersive image. With the launch of the IPIX Interactive Studio, we now offer time-based seat or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year. We sell our immersive products and services primarily into the real estate, travel and hospitality and visual documentation markets. The cost of sales for our licenses is low in proportion to the related revenue. The cost of sales for the sale of camera equipment has generally been 50% to 75% of related revenues.

On October 1, 2004, the license agreement dated January 12, 2001 (the “License Agreement”) between us and Homestore Virtual Tours, Inc. (“Homestore”) was terminated. Under the License Agreement, Homestore had the exclusive right to sell our virtual tour technology to the U.S. residential real estate market and was required to pay us a royalty for each virtual tour sold. As a result of the termination, Homestore no longer has the exclusive right to sell our virtual tour technology to the U.S. residential real estate market, and we may sell, or license another third party to sell, our virtual tour technology into this market. IPIX and Homestore mutually released each other from any further obligations under the License Agreement.

Our immersive still photography products business unit will now market and sell our virtual tour photography solution, the IPIX Interactive Studio, directly to the U.S. real estate market and Homestore will expand its hometour360 program to support in addition to us, a wider range of imaging technologies. As a result, we believe that real estate agents and photographers will benefit from a broader choice of panoramic imaging solutions and enhanced marketing capabilities. The companies will continue to work together to grow the adoption of virtual tours in the U.S. real estate industry. We also provide professional services to customers that request specific customizations or integrations of our products and services. Providing professional services is labor intensive and our cost of sales for professional service tends to be 40% to 60% of revenues.

iPIX INTERNATIONAL

In the third quarter of 2002, we entered into license, distribution and trademark agreements with Soroof International, a Saudi Arabia-based corporation (“Soroof”). Under the agreements, Soroof became the exclusive distributor for IPIX InfoMedia products outside of North America and Asia through Soroof’s newly established entity, iPIX International (iPIX-I). Under the terms of the agreements, we received a minority equity interest in iPIX-I. During the six months ended December 31, 2002, we recognized $0.6 million of revenue under these agreements. During the year ended December 31, 2003, we recognized $0.4 million of revenue under these agreements. On March 21, 2004, the parties mutually terminated these agreements, and we returned our minority equity interest in iPIX-I. During the year ended December 31, 2004, prior to termination of agreements, we recognized $0.02 million of revenue under these agreements. The termination of the agreements did not have a material impact on our financial condition or expected result of operations.

MANAGEMENT CHANGE

On January 21, 2005, Paul Farmer resigned as the Chief Financial Officer, Executive Vice President, Secretary and Treasurer of, and as an employee of, IPIX Corporation. We entered into a separation agreement with Mr. Farmer, which was filed on January 25, 2005 with the Securities and Exchange Commission as Exhibit 99.1 to a Form 8-K. Under this agreement, we will pay Mr. Farmer a severance payment of $0.1 million, which will be paid in six monthly installments. Any stock options granted to Mr. Farmer will continue to vest through July 25, 2005, and such options must be exercised before October 25, 2005, at which time they expire. The Employment Agreement was terminated effective January 21, 2005, except that certain obligations concerning confidentiality, non-solicitation and non-disparagement will survive termination. Kara Brand, the Company’s Controller, serves as the interim Chief Financial Officer, Treasurer and Secretary of the Company.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, inventory reserves, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and inventory reserves; valuation of goodwill and other long-lived assets; and significant accruals. We believe that full consideration has been given to all relevant circumstances that we may be subject to, and our financial statements accurately reflect management’s best estimate of the results of operations, financial position and cash flows for the periods presented.

Management has discussed the development and selection of the following critical accounting policies, estimates and assumptions with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these disclosures.

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, “Software Revenue Recognition” and SEC Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” We derive revenue from product sales and services we provide to customers. Product revenue includes Immersive still and video hardware and licenses (formerly InfoMedia and Security), as well as AdMission license revenue. Service revenues are primarily from transactions where a seller uses our image management products to enhance their on-line offering.

Product revenue is recognized upon shipment or delivery provided there are no uncertainties surrounding product acceptance, persuasive evidence of an arrangement exists, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is reasonably assured. If there are continuing obligations, then license fees are recognized ratably over the life of the contract. Revenue from product sales to distributors is recognized upon shipment (“sell-in”) if the distributor relationship does not create substantial uncertainty regarding fixed or determinable fees and collectibility. If at the beginning of an arrangement we determine the arrangement fee is not, or is presumed to not be, fixed or determinable, or there is uncertainty over collectibility, revenue is deferred and subsequently recognized as amounts become due or collected.

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

Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under EITF 00-21, which is codified in SAB 104. Multiple element arrangements primarily involve an arrangement with professional services and transaction hosting. Revenue is recognized as each element is earned, namely upon completion of the services, provided that the fair value of the undelivered element(s) has been determined, the delivered element has stand-alone value, there is no right of return on delivered element(s), and we are in control of delivery of the undelivered element(s).

Royalties derived from desktop imaging products were recognized as revenues upon receipt of the royalty sell-through reports from customers, which are generally in the quarter following the quarter in which the sale by the customer took place.

Payments received in advance are initially recorded as deferred revenue and recognized ratably as obligations are fulfilled.

Allowances for Doubtful Accounts

Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences could result in the amount and timing of expense recorded if management had different judgment or utilized different estimates.

Reserve for Inventory Obsolescence

Significant management estimates must be made and used in conjunction with establishing the inventory obsolescence reserve in any accounting period. This may occur as a result of technological advances, out of production sub-assemblies, radical changes in market demand or change of suppliers. Management periodically reviews the inventory aging, turnover, sales forecast as well as input from vendors in determining the appropriate amount of reserve.

Goodwill

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

RESTRUCTURING ACTIONS

We executed several restructuring actions throughout 2002, 2003 and 2004. These actions and the charges relating to them are described below.

In September 2002, $0.69 million of restructuring charges were recorded related to expenses associated primarily with a negotiated buy-out of certain lease obligations for previously vacated offices. We paid approximately $1.25 million during the fourth quarter of 2002 to end our continuing obligations under certain of those leases related to our Canadian operations.

During the fourth quarter in 2003 and 2004, $0.1 million and $0.2 million, respectively, of restructuring charges were recorded related to expenses associated with the lease obligations from previously vacated office space in San Ramon, CA.

We anticipate to incur costs of approximately $3.0 million in connection with the sale of the AdMission business unit and the closing of its San Ramon office. These costs include approximately $1.2 million in lease termination costs, $0.5 million in asset disposal cost, $0.5 million in severance expenses and $0.8 million associated with accelerated vesting of options held by transferred employees.

The activity in the current and long-term restructuring accruals for the years ended December 31, were as follows:

	Balance at		Payments/	Balance at		Payments/	Balance at		Payments/	Balance at
	December 31,	Expense in	Write-offs	December 31,	Expense in	Write-offs	December 31,	Expense in	Write-offs	December 31,
(In Thousands)	2001	2002	in 2002	2002	2003	in 2003	2003	2004	in 2004	2004

Restructuring Provisions:

Severance	$1,100	$—	$(600)	$500	$—	$(500)	$—	$—	$—	$—

Other	1,453	687	(1,591)	549	89	(267)	371	170	(284)	257

Total	$2,553	$687	$(2,191)	$1,049	$89	$(767)	$371	$170	$(284)	$257

OUTLOOK

We have only a limited operating history, and our business model has been modified substantially over the past three years. Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets. To address these risks, we must, among other things, be able to continue to:

•	deliver high quality products and services;

•	respond to highly competitive developments;

•	attract, retain and motivate qualified personnel;

•	implement and successfully execute our marketing plans;

•	continue to upgrade our technologies;

•	develop new distribution channels; and

•	improve our operational and financial systems.

Although our revenue grew significantly following our formation, during recent periods, we have been unable to sustain this growth and have had to reduce our expense structure. In addition, our product mix and business units have changed over the past few years. In early 2005, we sold our AdMission business unit to AdMission Corporation. Therefore, you should not consider our historical growth indicative of future revenue levels or operating results. In order to reduce our operating costs to a sustainable level given current revenues, we have gone through several restructurings during the last three years. We begin 2005 focusing our core business on our immersive still and video imaging product lines.

In addition, we are subject to generally prevailing economic conditions and, as such, our success in 2005 will be dependent upon our ability to provide quality products and services, the success of our customers and the appropriations processes of various commercial and governmental entities. We expect to continue to make significant investments in the development, sale and marketing of new products for the security market, which may consume our cash reserves. We are monitoring our cash position carefully and evaluating our future operating cash requirements in the context of our strategy, business objectives and expected business performance. Our focus in 2005 will be to manage cash requirements and focus our operations on efficient spending.

	Fiscal Years Ended December 31,
	2002*	2003*	2004
	(In thousands, except per share data)
Statement of Operations Data:
Revenues:
Products	$6,171	$2,594	$3,864

	6,171	2,594	3,864

Cost of revenues:
Products	1,900	1,580	2,526

	Fiscal Years Ended December 31,
	2002*	2003*	2004
	(In thousands, except per share data)
Gross profit	4,271	1,014	1,338

Operating expenses:
Sales and marketing	3,618	3,621	4,305
Research and development	1,170	1,694	2,065
General and administrative	2,933	3,452	4,490
Restructuring and impairment	687	89	170

Total operating expenses	8,408	8,856	11,030

Loss from operations	(4,137)	(7,842)	(9,692)
Interest expense	(183)	(158)	(235)
Interest income	456	65	115
Patent infringement award	1,000	—	—
Loss on foreign currency	—	(491)	—
Other expense	(12)	(8)	2

Loss from continuing operations before income tax	(2,876)	(8,434)	(9,810)
Income tax benefit	197	3,764	—

Loss from continuing operations after taxes	(2,679)	(4,670)	(9,810)
Income (loss) from discontinued operations, net of tax	1,536	6,056	(4,925)

Net income (loss)	(1,143)	1,386	(14,735)
Preferred stock dividends	(1,784)	(1,778)	(874)

Net loss available to common stockholders	$(2,927)	$(392)	$(15,609)

Basic and diluted loss per share available to common stockholders:
Continuing operations	$(0.65)	$(0.87)	(0.65)
Discontinued operations	0.22	0.82	(0.30)

Net loss per common share available to Common stockholders – basic and diluted	$(0.43)	$(0.05)	$(0.95)

Weighted average common shares — basic and diluted	6,794	7,365	16,470

*	As adjusted for discontinued operations (See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K)

The following table presents for the periods indicated, the percent relationship to total revenues of select items of our statement of operations:

	Fiscal Years Ended December 31,
	2002	2003	2004
Revenues:
Products	100.0%	100.0%	100.0%

	100.0	100.0	100.0

Cost of revenues:
Products	30.8	60.9	65.4

Total cost of revenue	30.8	60.9	65.4

Gross profit	69.2	39.1	34.6

Operating expenses:
Sales and marketing	58.6	139.6	111.4
Research and development	19.0	65.3	53.4
General and administrative	47.5	133.1	116.2
Restructuring and impairment	11.1	3.4	4.4

Total operating expenses	136.2	341.4	285.4

Loss from operations	(67.0)	(302.3)	(250.8)

Interest expense	(3.0)	(6.1)	(6.1)

	Fiscal Years Ended December 31,
	2002	2003	2004
Interest income	7.4	2.5	3.0
Patent infringement award	16.2	—	—
Loss on foreign currency	—	(18.9)	—
Other expense	(0.2)	(0.3)	0.1

Loss from continuing operations before income tax	(46.6)	(325.1)	(253.8)
Income tax benefit	3.2	145.1	—

Loss from continuing operations after taxes	(43.4)	(180.0)	(253.8)
Income (loss) from discontinued operations	24.9	233.5	(127.5)

Net income (loss)	(18.5)%	53.5%	(381.3)%

RESULTS OF OPERATIONS FOR 2004, 2003 AND 2002

Revenues

	For Years ended
	December 31,
				Percent	Percent
	2002*	2003*	2004	Change in 2003	Change in 2004
	(Dollars in thousands)
REVENUES:

Products	$6,171	$2,594	$3,864	(58)%	49%

Total revenue	6,171	2,594	3,864	(58)	49

COST OF REVENUES:

Products	1,900	1,580	2,526	(17)	60

Total cost of revenue	1,900	1,580	2,526	(17)	60

Gross profit	$4,271	$1,014	$1,338	(76)%	32%

* As adjusted for discontinued operations

Product Revenues

Immersive video products: On March 31, 2004, we launched our new family of Full-360 degree security cameras, formerly known as our Security business unit. Prior to this launch, we had primarily been developing the products and testing them in field beta trials. The first finished products were shipped during late second quarter resulting in 2004 revenues of $1.6 million. Revenues of $0.3 million in 2003 were primarily from the sale of beta units. During 2002, we did not record any revenue from this business unit

Immersive still photography products: During 2004, we launched the IPIX Interactive Studio to eventually replace the sale of one-use keys. The immersive still photography products are formerly known as our InfoMedia business unit. We recognized $2.3 million of revenues in 2003 and 2004. During 2004, we recognized $0.2 million in royalties while in 2003 we recognized $0.4 million, which was offset by increased sales of our new products launched in 2004. During 2002, we reduced our international and domestic sales and marketing efforts related to the sale of immersive still photography kits and keys in order to increase operating margins related to these products, which resulted in $2.9 million decrease in revenues in 2003 as compared to 2002. The remaining decrease of $0.9 million was a result of lower royalty revenue in 2003 as compared to 2002.

Cost of Revenues

Immersive video products: Cost of revenues consists of the costs to purchase and assemble the components of the video cameras sold during the period. In 2003, we recognized virtually no revenues or cost of revenues. Gross margins were 8% in 2004, down from 35% in the same period in 2003. Cost of revenues includes the cost of beta units and promotional cameras, which are sold at reduced margins. In addition, the 2004 sales volumes were not yet sufficient to achieve targeted margins of 40 to 50% in the immersive video product line.

Immersive still photography products: Cost of revenues consists of the costs of the digital camera and related components included in an InfoMedia kit. Cost of revenue declined $0.3 million in 2004 relative to 2003, primarily due to fewer kit sales and change in product mix between hardware and software. Gross margins were increased from 40% in 2003 to 53% in 2004. Our cost of revenues increased as a percentage of revenue 60% in 2003 relative to 31% in 2002 as a result of our International license agreements and royalty revenue. The decrease in gross profit in 2003 as compared to 2002 was a result of our reduction of sales efforts and loss of royalty revenue in the year ending 2003.

Operating Expenses

	For Years ended
	December 31,
				Percent	Percent
	2002*	2003*	2004	Change in 2003	Change in 2004

	(Dollars in thousands)
Sales and marketing	$3,618	$3,621	$4,305	0%	19%
Research and development	1,170	1,694	2,065	45	22
General and administrative	2,933	3,452	4,490	18	30
Restructuring and impairment	687	89	170	(87)	91

Total operating expenses	8,408	8,856	11,030	5	25

Loss from operations	$(4,137)	$(7,842)	$(9,692)	90%	24%

*	As adjusted for discontinued operations

Sales and Marketing. Sales and marketing expenses consist primarily of salaries for marketing, sales and business development personnel. Sales and marketing expenses also include commissions and related benefits for sales personnel and consultants, traditional advertising and promotional expenses. Sales and marketing expenses increased to $4.3 million in 2004 as compared to $3.6 million in 2003 as we continued to build our sales department to support our immersive video products offset by a decrease in our corporate marketing expenses. As a percentage of total revenues, sales and marketing expenses decreased in 2004 to 111% from 140% in 2003 primarily as a result of our increase in revenue. Our sales and marketing expenses remained at essentially the same level for 2003 as compared to 2002. In 2005, we expect our sales and marketing expenses to increase from 2004 levels as we expand our Immersive video and still sales and marketing teams.

Research and Development. Research and development expenses consist primarily of personnel costs related to building and enhancing our digital media infrastructure and immersive imaging technology. As we focused on our immersive imaging technologies in 2004, our spending on research and development increase to $2.1 million in 2004 as compared to $1.7 million in 2003, which was primarily a result of increasing research and development for our new family of Full-360 degree security cameras. As a percentage of revenue, research and development charges decreased to 53% for 2004 from 65% in 2003. As a result of focusing our efforts on developing our security products, our research and development efforts increased by $0.5 million in 2003 over 2002 spending levels. In 2005, we expect our annualized research and development expenses will increase from 2004 spending levels as we increase our focus on the development of new products for our Immersive product lines.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, bad debt expenses and other costs associated with being a public company. The increase in 2004 as compared to 2003 was primarily due to a $1.0 million increase in additional consulting fees to comply with new legislation requiring additional documentation of internal control over financial reporting, and corporate systems enhancements, a $0.1 million increase in our insurance premiums and a $0.1 million decrease in our personnel expenses, which include employee benefits and facilities. Expected general and administrative spending in 2005 should increase slightly when compared to 2004 levels.

Restructuring and Impairment. Restructuring and impairment charges in 2002, 2003 and 2004 are charges related primarily to changed estimates for outstanding lease obligations. See Note 5 in the accompanying financial statements for a more detailed explanation.

Other Income (Expense)

	(Dollars in thousands)
	For Years ended			Percent	Percent
	December 31,			Change in	Change
	2002*	2003*	2004	2003	in 2004
Interest expense	$(183)	$(158)	$(235)	(14)%	49%
Interest income	456	65	115	(86)	77
Loss on foreign currency	—	(491)	—	100	(100)
Patent infringement award	1,000	—	—	(100)	—
Other income (expense)	(12)	(8)	2	(33)	125

Loss from continuing operations before income taxes	$(2,876)	$(8,434)	$(9,810)	193	16
Income tax benefit	197	3,764	—	1,811	(100)

Loss from continuing operations after taxes	(2,679)	(4,670)	(9,810)	74	110
Income (loss) from discontinued operations, net of taxes	1,536	6,056	(4,925)	294	(181)

Net income (loss)	$(1,143)	$1,386	$(14,735)	221%	(1,163)%

*	As adjusted for discontinued operations

Interest Expense. Interest expense relates to capital lease obligations for our equipment and maintenance.

Interest Income. Interest income consists primarily of interest earned on cash and investments and in 2002 interest earned of $0.3 million on the patent infringement award. Higher interest income earned in 2004 when compared to 2003 was the result of increased investment balances.

Loss on Foreign Currency. Loss on foreign currency in 2003 is due to the recognition of cumulative currency translations from dissolved foreign subsidiaries.

Patent Infringement Award. The patent infringement award in 2002 is due to the collection of a previously awarded court judgment for which all legal remedies for appeal have been exhausted and the case was closed.

Discontinued Operations. On February 11, 2005, we and AdMission Corporation, a privately held Delaware corporation (“AdMission”) closed the transactions under the asset purchase agreement dated January 11, 2005 between the parties (the “Asset Purchase Agreement”). Pursuant to the terms of the Asset Purchase Agreement, IPIX sold to AdMission certain of its assets (including certain patent rights and other intellectual property) and contracts relating to its IPIX AdMission business unit (the “AdMission Business”). In consideration for the sale, IPIX received 1,035,000 shares of the Series A Convertible Preferred Stock of AdMission and a warrant to purchase 200,000 shares of the Common Stock of AdMission. Additionally, AdMission assumed certain liabilities associated with the AdMission business unit. In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets and liabilities related to the AdMission business were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations. The operating results of AdMission for 2002 and 2003 were also reclassified to discontinued operations. The sale of assets and liabilities to AdMission consists of fixed assets, prepaid items, deferred revenue and accrued vacation.

In connection with the Asset Purchase Agreement, IPIX and AdMission entered into a Patent Purchase, License and Repurchase Agreement dated as of February 11, 2005 which provides for the transfer to AdMission of certain patents relating to the AdMission Business, the license of those patents back to IPIX for use by IPIX in the conduct of its security sector business and certain other limited uses, and repurchase right by IPIX in the event of certain triggering events by AdMission. The Patent Agreement remains in effect until all of the patents transferred by the agreement expire.

IPIX and AdMission also entered into an IPIX Trademark/Service Mark License Agreement which provides AdMission with an eighteen (18) month royalty-free, nonexclusive license to use the IPIX mark and certain other trademarks and business brands in connection with the conduct of the AdMission Business.

The table below shows net operating revenues, operating expenses and income (loss) reported in discontinued operations for the years ended December 31, 2002, 2003 and 2004 are as follows:

	Fiscal Years Ended December 31,
(Dollars in thousands)	2002	2003	2004
Revenues	$16,242	$26,245	$1,116
Cost of Revenues	6,828	6,540	2,304

Gross profit	9,414	19,705	(1,188)

Operating expenses:
Sales and marketing	3,989	3,985	1,968
Research and development	3,692	2,858	1,769
Impairment and amortization of intangibles	—	3,042	—

Total operating expenses	7,681	9,885	3,737

Income (loss) from discontinued operations before income tax	1,733	9,820	(4,925)
Income tax provision	(197)	(3,764)	—

Income (loss) from discontinued operations, net of tax	$1,536	$6,056	$(4,925)

The increase in revenues in 2003 was primarily due to a one-time $8.0 million license fee from eBay for our Rimfire technology and other services. As announced in June 2003, we amended our then current commercial agreement with eBay, which was subsequently extended by eBay to October 31, 2003 for a final $0.45 million additional fee. As of November 1, 2003, we no longer provided any services or products to eBay.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and satisfaction of liabilities and other commitments in the normal course of business. The report of our independent registered public accounting firm contains an explanatory paragraph stating that significant matters exist concerning us that raises substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that may be necessary if we are unable to continue as a going concern.

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note, capital lease obligations and warrant and option exercises. We finished 2004 with approximately $14.9 million in cash reserves (cash and cash equivalents of $12.8 million, short-term restricted investments of $0.6 million, long-term restricted cash of $0.6 million and short-term investments of $0.9 million).

Summary Consolidated Cash Flow Data

	Years Ended December 31,
(In thousands)	2003	2004
Net cash provided by (used in) operating activities	$8,955	$(15,218)
Net cash used in investing activities	(940)	(394)
Net cash provided by (used in) financing activities	(797)	18,155
Effect of exchange rate changes on cash	3	—

Net increase in cash and cash equivalents	7,221	2,543
Cash and cash equivalents, beginning of period	3,020	10,241

Cash and cash equivalents, end of period	$10,241	$12,784

Net cash provided by (used in) operating activities was $9.0 million for year ended December 31, 2003 and $(15.2) million for the year ended December 31, 2004. Net cash used by operating activities in 2004 was primarily the result of net loss of $14.7 million and investment in our inventory of $2.1 million offset by $1.0 million of non-cash depreciation charged during the year.

Net cash used in investment activities was $0.9 million for the year ended December 31, 2003 and $0.4 million for the year ended December 31, 2004. The decrease was the result of lower purchases of computer software and hardware ($0.5 million).

Net cash provided by (used in) financing activities was $(0.8) million for the year ended December 31, 2003 and $18.1 million for the year ended December 31, 2004. Net cash provided by financing activities in 2004 was primarily related to $4.9 million of net proceeds from the private placement of common stock in April 2004, $5.4 million of proceeds from the exercise of additional investment rights issued in connection with the April 2004 private placement, $5.3 million of proceeds from the exercise of stock options, $3.0 million of proceeds from the exercise of Series B Preferred warrants, $0.4 million of proceeds from the sale of common stock to employees under our ESPP, net of $0.4 million of payments made on capital lease obligations and $0.5 million in dividends paid relating to the conversion of Series B Preferred Stock.

Contractual Obligations

The table below shows our contractual obligations as of December 31, 2004:

		Payments Due by Period
		Less than	1-3	3-5
(In thousands)	Total	1 year	years	years
Capital Leases	$227	$227	$—	$—

Operating Leases	1,635	800	771	64

Total	$1,862	$1,027	$771	$64

On February 3, 2005, we entered into a lease agreement with Oak Ridge Technical Center Partners - One, L.P.. The Lease is for a period of five years beginning May 1, 2005. The base rent is approximately $0.313 million per year and will increase by approximately $0.005 million each year beginning in 2006. In addition to the base rent, we are required to pay certain taxes and a pro rata share of operating expenses. We are also responsible for the costs of certain tenant improvements associated with the new facility, but will be entitled to reimbursement for certain costs from the Landlord. The Lease also provides for three 36 month renewal options at 95% of the then prevailing fair market rents.

With the sale of the AdMission business unit, the liability resulting from the Qwest co-location agreement was assigned, including all of our interest in the agreement, to AdMission Corporation.

We are monitoring our cash position carefully and evaluating our future operating cash requirements in the context of our strategy, business objectives and expected business performance. We finished 2004 with approximately $14.9 million in cash reserves (cash and cash equivalents of $12.8 million, short-term restricted investments of $0.6 million, long-term restricted cash of $0.6 million and short-term investments of $0.9 million). At December 31, 2004, $0.1 million future lease payments have been prepaid and reflected in our assets held for sale for discontinued operations. Additionally, at December 31, 2004, the $0.6 million long-term restricted cash has been restricted related to certain lease obligations related to the discontinued operations and will be relieved in the first quarter of 2005.

In 2005, we plan to launch new products in our immersive video and still product lines. Depending upon the success of each of our these products, the timeliness of collection of our accounts receivable and other potential working capital needs, as well as the timing and rate of revenue growth and our ability to control costs, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to us. If we are not able to raise additional funds, we may be required to significantly curtail some of our operations and this would have an adverse effect on our financial position, results of operations and cash flow.

Management’s focus in 2005 will be to manage our cash requirements and focus our operations on efficient spending. Our long-term strategy remains unchanged. We will continue to make significant investments in sales and marketing as well as research and development for all segments in order to fulfill our expectations in the development of new immersive products and services.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for interim or annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee option exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Under this method, compensation expense will be recorded in the financial statements for 1) all awards granted after July 1, 2005 and the 2) future vesting of awards outstanding as of July 1, 2005. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of SFAS 123-R will have a material impact on the Company’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures (See Note 2 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K).

INFLATION

Inflation has not had a significant impact on our operations to date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2004, we had $14.9 million of cash reserves. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we concluded that we do not have material market risk exposure.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and financial statement schedule of the Company, together with the reports thereon of Armanino McKenna LLP and PricewaterhouseCoopers LLP, independent registered public accounting firms, are set forth on the pages indicated in Item 15 (a) of this Annual Report on Form 10-K.

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

RISK FACTORS

Our limited operating history and recent changes in our customer base makes it difficult to evaluate our business

In early 2004, we launched several new products for video surveillance and immersive photography. Additionally, in February 2005, we sold our AdMission business unit. As a result, we have a limited operating history of the Company as it will operate in 2005 and upon which you can base an evaluation of our business and prospects. Our prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that have undertaken a substantial business restructuring. To address these risks and uncertainties, we must, among other things:

•	maintain and enhance our brand and expand our immersive product and service offerings;

•	expand our customer base for all product offerings;

•	relocate corporate headquarters from San Ramon, CA to Vienna, VA;

•	attract, integrate, retain and motivate qualified personnel; and

•	adapt to meet changes in our markets and competitive developments.

We may not be successful in accomplishing these objectives.

We have a history of losses, and we expect to continue to incur losses and may not achieve or maintain profitability.

The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. As of December 31, 2004, we had a total accumulated deficit of approximately $518 million. Historically, our net sales have varied significantly. We will need to generate additional revenue to achieve profitability in the future. If we are unable to achieve profitability or to maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue operations at the current levels, if at all. We cannot provide any assurances that we will generate additional revenues or achieve profitability.

Additional capital or strategic alternatives may be required for us to continue our operations and as a result, our independent registered public accounting firm’s report includes an explanatory paragraph that states that significant matters exist, including the change in the relationship with our largest customer, that raise substantial doubt about our ability to continue as a going concern

If we are not successful in increasing our revenues or cutting costs, we may be required to reduce operations further or seek additional private equity financing or financing from other sources, or consider other strategic alternatives, including a possible merger, sale of assets or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing stockholders. The holders of our Series B preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our Company or in the event of our liquidation, dissolution or winding up. We have included a “going concern” footnote in our audited financial statements for fiscal 2004. See Financial Statements – Note 3.

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

We may not be able to develop and market new products and technologies and generate revenues. This could have a material adverse effect on our financial results.

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

In response to the loss of revenues from our largest customer in the fourth quarter of 2003 and challenging market conditions, we initiated certain cost-reduction programs. In late 2003, we reduced the number of employees in the business unit that previously supported our largest customer. In February of 2005, we sold this business unit to AdMission Corporation as previously disclosed. We continue to streamline our cost structure but recognize the need to increase some sales and marketing costs that directly benefit the sale of security products. As a result, we hope to lower our future break-even revenue level. In order to be successful, however, we must replace this lost revenue. If we fail to do so, we may be required to implement further cost reductions that could adversely affect our business.

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

We are dependent on a few products

We anticipate that most of our revenue growth in the future, if any, will come from our visual intelligence technologies within both the commercial and government market segments. We may not be able to successfully increase sales of our current product offering. Additionally, our efforts to market new products and enhancements to our existing products may not be successful. If we are unable to continue to develop our products or if we are not successful in marketing and selling our new products, our financial condition could be materially and adversely affected.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and NASDAQ National Market rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our required assessment of the effectiveness of our internal control over financial reporting and our independent registered public accounting firm’s audit of that assessment has required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. Further, our board members, chief executive officer and chief financial officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which could harm our business. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

If we lose key members of our personnel, our future success could be limited

Our future success depends on our ability to attract and retain key management, engineering, technical and other personnel. In addition, we must recruit additional qualified management, engineering, technical and marketing and sales and support personnel for our operations. Competition for this type of personnel is intense, and we may not be successful in attracting or retaining personnel. We do not maintain key person life insurance for any of our personnel. The loss of the services of one or more members of our management group or other key employees or the inability to hire additional qualified personnel will limit our ability to grow our business.

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

Our market is highly competitive, and our business may suffer if we are unable to compete successfully

The market for our immersive products is rapidly evolving. The market for immersive products and services is also highly competitive. We compete with other providers of immersive imaging technology who develop and market products and services similar to ours. We expect additional competition from other emerging and established companies. There can be no assurance that the Company’s current and potential competitors will not develop products that are more effective than our current or future products, or that our products and technology will not be rendered obsolete by such developments. Some of our competitors have longer operating histories, greater name recognition and significantly greater financial, technical and marketing resources. As a result, they may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to promotion and sale of their products than us. Our business will suffer if we are unable to compete effectively.

Terrorist activities and resulting military and other actions could adversely affect our business

Terrorist attacks in recent years have disrupted commerce throughout the United States and other parts of the world. The continued threat of terrorism within the United States and abroad, and the continued military action and heightened security measures, may cost significant disruptions to global commerce. Such disruptions could result in a general decrease in corporate spending on information technology or our ability to effectively market and sell our products and services. Such events could have material adverse affect on our business.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule13a-14(c)) as of the end of the period covered by this annual report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective because management has identified certain control defeciencies at December 31, 2004, at least one of which represented a material weakness as discussed below.

(b) Internal Control over Financial Reporting. We are in the process of completing our evaluation and testing of internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002 and Item 308(a) of Regulation S-K. In this Annual Report on Form 10-K, we have not published our annual report on internal control over financial reporting (Internal Control Report). We expect to complete our evaluation for the year ended December 31, 2004, and publish our Internal Control Report, prior to April 30, 2005.

Although our management was not able to complete its evaluation of our internal control over financial reporting as of December 31, 2004 in time for this filing, based on the criteria described in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, management has identified a control deficiency which represents a material weakness.

The material weakness identified by management was inadequate resources and expertise in accounting necessary to complete an orderly and accurate year end close process as a result of the substantial reorganization of our business being effected at year-end and the resignation of Paul Farmer, our Chief Financial Officer on January 21, 2005. Although this deficiency resulted in certain errors in the 2004 period-end close process that were not detected by our financial and accounting staff, it did not result in any material misstatements of our financial statements as of year-end. However, the significance of a deficiency in internal control over financial reporting depends on the potential for a misstatement, not on whether a misstatement actually occurred. A material weakness is defined as a significant deficiency or combination of significant deficiencies, that results in “more than a remote likelihood” that a material misstatement of the annual or interim financial statements will not be prevented or detected. To address this material weakness, we expect to appoint a new Chief Financial Officer in April 2005 and will consider adding additional personnel and other resources to our financial and accounting staff.

Although we have already taken some action to remediate this material weakness, further action may be required to complete our remediation. Our management and Audit Committee will closely monitor the implementation of our remediation plan. The effectiveness of the steps we have taken to date and the steps we are still in the process of completing is subject to continued management review, as well as Audit Committee oversight, and we may make additional changes to our internal control over financial reporting as warranted. Although we have undertaken the initiatives described above, the existence of a material weakness is an indication that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected. Further, as we continue to evaluate our internal control over financial reporting, additional material weaknesses may be determined to exist that could result in a material misstatement in our annual or interim financial statements not being prevented or detected in a timely manner.

Currently, we are not aware of any material weaknesses in our internal control over financial reporting other than as described above. However, we are continuing to evaluate and test our internal control over financial reporting. There can be no assurance that, as a result of our ongoing evaluation of our internal control over financial reporting, we will not identify additional material weaknesses, or that our evaluation and testing of internal control over financial reporting will be completed by the end of the 45-day extension period granted by the SEC for certain smaller public companies.

As a result of the identified material weakness, upon completion of our evaluation and testing of our internal control over financial reporting, we expect that our management will determine that our internal control over financial reporting, as of December 31, 2004, was not effective.

(c) Changes in Internal Controls. We are in the process of completing our evaluation and testing of internal controls over financial reporting. We have identified certain deficiencies relating to access controls and segregation of duties and are in the process of evaluating their significance to the financial reporting process. We have begun the process of standardizing and substantially increasing documentation of our internal controls and improving segregation of functions and this process continues subsequent to year-end.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 13, 2005, to be filed with the SEC pursuant to Regulations 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 13, 2005, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 13, 2005, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 13, 2005, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

PART IV

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about May 13, 2005, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 15. Exhibits and Financial Statement Schedules.

     (a)

     (1) The following documents are filed as part of this Annual Report on Form 10-K:

     (2) Except as provided below, all schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
On Financial Statement Schedule

To the Board of Directors and Stockholders of
IPIX Corporation:

Our audits of the consolidated financial statements referred to in our report dated March 24, 2004, except as to Note 4, which is as of March 30, 2005 appearing in this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedule, for the years ended December 31, 2003 and 2002. In our opinion, this financial statement schedule, for the years ended December 31, 2003 and 2002, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 24, 2004, except as to Note 4, which is as of March 30, 2005

Report of Independent Registered Public Accounting Firm
On Financial Statement Schedule

To the Board of Directors and Stockholders of
IPIX Corporation

Our audit of the consolidated financial statements referred to in our report dated March 30, 2005 appearing in this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedule for the year ended December 31, 2004. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ ARMANINO McKENNA LLP

San Ramon, California

March 30, 2005

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS 2002, 2003 AND 2004

		ADDITIONS
	BALANCE	(DEDUCTIONS)		BALANCE
	BEGINNING	CHARGED TO	WRITE-OFFS AND	AT END OF
DESCRIPTION	OF PERIOD	EXPENSE	DEDUCTIONS	PERIOD

2002
Allowance for doubtful accounts	$2,171	$(279)	$(1,684)	$208
Valuation allowance on deferred tax assets	(13,671)	—	(7,051)	(20,722)
Provision for excess and obsolete inventory	493	—	(333)	160

2003
Allowance for doubtful accounts	$208	$8	$(216)	$—
Valuation allowance on deferred tax assets	(20,722)	—	(7,640)	(28,362)
Provision for excess and obsolete inventory	160	(12)	—	148

2004
Allowance for doubtful accounts	$—	$3	$(3)	$—
Valuation allowance on deferred tax assets	(28,362)	—	(11,387)	(39,749)
Provision for excess and obsolete inventory	148	198	—	346

(c) Exhibits.

The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999 (File No. 333-80639)).

3.1(a)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Form S-1 as filed with the Commission on March 17, 2000).

3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Form 10-Q as filed with the Commission on November 14, 2000).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated herein by reference to Form 8-A as filed with the Commission on November 2, 2000).

3.3	Amended Certificate of Designations of Series B Preferred Stock (incorporated herein by reference to Form 8-K as filed with the Commission on October 3, 2001).

4.1	Form of certificate representing the common stock, $.001 par value per share of IPIX Corporation (incorporated herein by reference to Form 10-K as filed with the Commission on March 29, 2000).

4.2	Rights Agreement dated October 31, 2000 between IPIX Corporation and EquiServe (incorporated herein by reference to Form 8-A as filed with the

Exhibit
Number	Description
Commission on November 2, 2000).

4.3	Registration Rights Agreement dated May 14, 2001 between IPIX Corporation and Image Investors Portfolio, a separate series of Memphis Angels, LLC (incorporated herein by reference to Form 8-K as filed with the Commission on May 29, 2001).

4.4	Registration Rights Agreement dated April 4, 2004 between IPIX Corporation and institutional investors named therein (incorporated by reference to Form 8-K as filed with the Commission on April 7, 2004).

10.1*	Employment Agreement dated July 1, 2001, between IPIX Corporation and Donald W. Strickland (incorporated herein by reference to Form 10-Q as filed with the Commission on August 14, 2001).

10.2*	Employment Agreement dated July 1, 2001, between IPIX Corporation and Paul A. Farmer (incorporated herein by reference to Form 10-Q as filed with the Commission on August 14, 2001).

10.3*	Employment Agreement dated July 1, 2001 between IPIX Corporation and Sarah Pate (incorporated herein by reference to Form 10-K as filed with the Commission on March 31, 2003).

10.4	Reserved

10.5*	Amended and Restated IPIX Corporation 2001 Equity Incentive Plan (incorporated herein by reference to Form S-8 as filed with the Commission on January 16, 2002).

10.6*	Amended and Restated 1997 Equity Compensation Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139).

10.7*	Amended and Restated 1998 Employee, Director and Consultant Stock Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139)).

10.8*	1999 Employee Stock Purchase Plan (incorporated herein by reference to Form S-4 as declared effective on December 16, 1999 (File No. 91139)

10.9*	2000 Equity Incentive Plan (incorporated herein by reference to Form S-8 as declared effective on June 27, 2000 (File No. 333-40160).

10.10*	PictureWorks Technology, Inc. 1994 Stock Option Plan (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

10.11*	PictureWorks Technology, Inc. 1996 Stock Option Plan (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

10.12*	PictureWorks Technology, Inc. 1997 Stock Option Plan (incorporated herein by reference to Form S-8 as declared effective on May 2, 2000 (File No. 333-36068))

10.13	Form of Indemnification Agreement between the Registrant and each of its

Exhibit
Number	Description
directors and officers (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999 (File No. 333-80639)).

10.14*	Separation Agreement dated September 16, 2004, between IPIX Corporation and Donald W. Strickland (incorporated by reference to Form 8-K as filed with the Commission on September 21, 2004).

10.15 *	Employment Agreement dated September 16, 2004 between IPIX Corporation and Clara M. Conti (incorporated herein by reference to Form 10-Q as filed with the Commission on November 15, 2004).

10.16*	Separation Agreement dated January 25, 2005, between IPIX Corporation and Paul A. Farmer (incorporated herein by reference to Form 8-K as filed with the Commission on January 31, 2005).

10.17#	Lease dated February 3, 2005, between IPIX Corporation and Oak Ridge Technical Center Partners — One, LP

10.18	Patent Purchase, License and Repurchase Agreement dated February 11, 2005, between IPIX Corporation and AdMission Corporation (incorporated by reference to Form 8-K filed with the Commission on February 17, 2005).

10.19	Trademark/Service Mark License Agreement dated February 11, 2005, between IPIX Corporation and AdMission Corporation (incorporated by reference to Form 8-K filed with the Commission on February 17, 2005).

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Form 10-K filed with the Commission on March 30, 2004)

14.2	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed with the Commission on March 30, 2004)

16.1	Letter dated June 15, 2004 regarding change in certifying accountant (incorporated by reference to Form 8-K filed with the Commission on June 18, 2004).

21.1	Subsidiaries of the Registrant (incorporated herein by reference to Form 10-K filed with the Commission on March 31, 2003).

23.1#	Consent of PricewaterhouseCoopers LLP

23.2#	Consent of Armanino McKenna LLP

24.1	Power of Attorney (included on page 28)

31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Executive Compensation Plan or Agreement

#	Filed Herewith

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPIX CORPORATION
By:	/s/ Clara M. Conti

Clara M. Conti
President and Chief Executive Officer

Date: March 31, 2005

POWER OF ATTORNEY

     Each person whose signature appears below hereby appoints Clara M. Conti, Kara Brand and Matthew S. Heiter, or any of them, as such person’s true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person’s name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments to this Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clara M. Conti	President, Chief Executive Officer and	March 31, 2005
Clara M. Conti	Director

/s/ Kara Brand	Interim, Chief Financial Officer and	March 31, 2005
Kara Brand	Controller

/s/ David M. Wilds	Chairman of the Board of Directors	March 31, 2005
David M. Wilds

/s/ Michael D. Easterly	Director	March 31, 2005
Michael D. Easterly

/s/ Laban P. Jackson, Jr.	Director	March 31, 2005
Laban P. Jackson, Jr.

/s/ Andrew P. Seamons	Director	March 31, 2005
Andrew P. Seamons

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
IPIX Corporation:

In our opinion, the consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of IPIX Corporation and its subsidiaries (the “Company”) at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements for the year ended December 31, 2003, there are significant matters concerning the Company, including the change in relationship with its largest customer, that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 24, 2004, except as to
Note 4, which is as of March 30, 2005

F- 1 -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IPIX Corporation

We have audited the accompanying consolidated balance sheet of IPIX Corporation and its subsidiaries (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of IPIX Corporation and its subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, there are significant matters concerning the Company, including recurring losses and negative cash flow from operations, that raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ARMANINO McKENNA LLP

San Ramon, California

March 30, 2005

F- 2 -

IPIX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2003	2004
(In thousands, except share and per share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,241	$12,784
Restricted cash and short term investments	1,100	550
Short term investments	331	895
Accounts receivable, net of allowance for doubtful accounts of $0 in 2003 and 2004	261	414
Inventory, net of reserve for obsolescence of $148 in 2003 and $346 in 2004	398	2,334
Prepaid expenses and other current assets	1,523	1,512
Assets held for sale for discontinued operations	—	321

Total current assets	13,854	18,810

Computer hardware, software and other, net	1,578	716
Restricted cash and other long term assets	852	718

Total assets	$16,284	$20,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$612	$1,043
Accrued liabilities	3,342	3,376
Deferred revenue	76	84
Liabilities held for sale for discontinued operations	—	164
Current portion of obligations under capital leases	608	220

Total current liabilities	4,638	4,887

Other long term liabilities	181	142

Total liabilities	4,819	5,029

Commitments and Contingencies (Note 12)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value:	1	—
Authorized: 5,001,100 shares in 2003 and 2004 Issued and outstanding: 1,003,830 in 2003 and 290,347 in 2004 (Aggregate liquidation value: $23,716 in 2003 and $7,325 in 2004)
Common stock, $0.001 par value:	9	22
Authorized: 50,000,000 in 2003 and 2004 Issued and outstanding: 8,678,729 in 2003 and 21,539,058 in 2004
Class B common stock, $0.0001 par value:	—	—
Authorized: 7,421,536 shares in 2003 and 2004 Issued and outstanding: 14,000 shares in 2003 and 0 shares in 2004
Additional paid-in capital	515,186	533,659
Accumulated deficit	(503,731)	(518,466)

Total stockholders’ equity	11,465	15,215

Total liabilities and stockholders’ equity	$16,284	$20,244

The accompanying notes are an integral part of these consolidated financial statements.

F- 3 -

IPIX CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR YEARS ENDED DECEMBER 31,
	2002	2003	2004
(In thousands, except per share data)
REVENUES:
Products	$6,171	$2,594	$3,864
Total revenue	6,171	2,594	3,864

COST OF REVENUES:
Products	1,900	1,580	2,526

Total cost of revenue	1,900	1,580	2,526

Gross profit	4,271	1,014	1,338

OPERATING EXPENSES:
Sales and marketing	3,618	3,621	4,305
Research and development	1,170	1,694	2,065
General and administrative	2,933	3,452	4,490
Restructuring and impairment	687	89	170

Total operating expenses	8,408	8,856	11,030

Loss from operations	(4,137)	(7,842)	(9,692)
OTHER INCOME (EXPENSE) :
Interest expense	(183)	(158)	(235)
Interest income	456	65	115
Patent infringement award	1,000	—	—
Loss on foreign currency	—	(491)	—
Other income (expense)	(12)	(8)	2

Loss from continuing operations before income taxes	(2,876)	(8,434)	(9,810)
Income tax benefit	197	3,764	—

Loss from continuing operations after taxes	(2,679)	(4,670)	(9,810)
Income (loss) from discontinued operations, net of taxes	1,536	6,056	(4,925)

Net income (loss)	(1,143)	1,386	(14,735)
Preferred stock dividends	(1,784)	(1,778)	(874)

Net loss available to common stockholders	$(2,927)	$(392)	$(15,609)

Basic and diluted loss per share:
Continuing operations	$(0.65)	$(0.87)	$(0.65)
Discontinued operations	0.22	0.82	(0.30)

Net loss per common share available to common stockholders– basic and diluted	$(0.43)	$(0.05)	$(0.95)

Weighted average common shares – Basic and diluted	6,794	7,365	16,470

The accompanying notes are an integral part of these consolidated financial statements.

F- 4 -

IPIX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 1, 2002 TO DECEMBER 31, 2004
(In thousands, except share amounts)

	Class B Common Stock		Series B Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Number	Amount

Balance, December 31, 2001	17,948	$—	1,115,080	$1	6,729,869	$7
Stock issued on exercise of stock options	—	—	—	—	32,500	—
Stock issued from employee stock purchase plan	—	—	—	—	32,638	—
Notes receivable from stockholders	—	—	—	—	—	—
Unearned stock-based compensation	—	—	—	—	—	—
Reversal of accrued stock issuance costs	—	—	—	—	—	—
Amortization of unearned stock-based compensation	—	—	—	—	—	—
Net loss	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—

Balances, December 31, 2002	17,948	$—	1,115,080	$1	6,795,007	$7

			Unearned	Accumulated other
	Additional Paid-in	Notes Receivable	Stock-Based	Comprehensive
	Capital	from Stockholder	Compensation	Income (Loss)	Accumulated Deficit	Total

Balance, December 31, 2001	$513,526	$(179)	$(142)	$(469)	$(503,974)	$8,770
Stock issued on exercise of stock options	84	—	—	—	—	84
Stock issued from employee stock purchase plan	47	—	—	—	—	47
Notes receivable from stockholders	—	179	—	—	—	179
Unearned stock-based compensation	29	—	(29)	—	—	—
Reversal of accrued stock issuance costs	309	—	—	—		309
Amortization of unearned stock-based compensation	—	—	171	—	—	171
Net loss	—	—	—	—	(1,143)	(1,143)
Other comprehensive loss	—	—	—	(25)	—	(25)

Balances, December 31, 2002	$513,995	$—	$—	$(494)	$(505,117)	$8,392

	Class B Common Stock		Series B Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Number	Amount

Balance, December 31, 2002	17,948	$—	1,115,080	$1	6,795,007	$7
Stock issued on exercise of stock options	—	—	—	—	771,056	1
Stock issued from employee stock purchase plan	—	—	—	—	79,969	—
Shares issued from Series B dividend	—	—	—	—	4,416	—
Foreign translation loss	—	—	—	—	—	—
Dividend attributable to Series B conversion	—	—	—	—	—	—
Conversion of Class B common stock	(3,948)	—	—	—	3,948	—
Conversion of Series B Preferred Stock	—	—	(111,250)	—	1,024,333	1
Net income	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—

Balances, December 31, 2003	14,000	$—	1,003,830	$1	8,678,729	$9

		Accumulated other
	Additional Paid-in	Comprehensive
	Capital	Income (Loss)	Accumulated Deficit	Total

Balance, December 31, 2002	$513,995	$(494)	$(505,117)	$8,392
Stock issued on exercise of stock options	1,468	—	—	1,469
Stock issued from employee stock purchase plan	88	—	—	88
Shares issued from Series B dividend	18	—	—	18
Foreign translation loss	—	491	—	491
Dividend attributable to Series B conversion	(382)	—	—	(382)
Conversion of Class B common stock	—	—	—	—
Conversion of Series B Preferred Stock	(1)	—	—	—
Net income	—	—	1,386	1,386
Other comprehensive loss	—	3	—	3

Balances, December 31, 2003	$515,186	$—	$(503,731)	$11,465

F- 5 -

	Class B Common Stock		Series B Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Number	Amount

Balance, December 31, 2003	14,000	$—	1,003,830	$1	8,678,729	$9
Stock issued on exercise of stock options	—	—	—	—	2,190,632	2
Stock issued from employee stock purchase plan	—	—	—	—	293,219	—
PIPE Investment	—	—	—	—	909,090	1
Conversion of AIR	—	—	—	—	888,179	1
Dividend attributable to Series B conversion	—	—	—	—	—	—
Conversion of warrant	—	—	—	—	7,286	—
Conversion of Class B common stock	(14,000)	—	—	—	14,000	—
Conversion of Series B Preferred Stock	—	—	(862,883)	(1)	8,557,923	9
Conversion of Series B Warrant	—	—	149,400	—	—	—
Net loss	—	—	—	—	—	—

Balances, December 31, 2004	—	$—	290,347	$—	21,539,058	$22

	Additional Paid-in
	Capital	Accumulated Deficit	Total

Balance, December 31, 2003	$515,186	$(503,731)	$11,465
Stock issued on exercise of stock options	5,270	—	5,272
Stock issued from employee stock purchase plan	384	—	384
PIPE Investment	4,918	—	4,919
Conversion of AIR	5,373	—	5,374
Dividend attributable to Series B conversion	(452)	—	(452)
Conversion of warrant	—	—	—
Conversion of Class B common stock	—	—	—
Conversion of Series B Preferred Stock	(8)	—	—
Conversion of Series B Warrant	2,988	—	2,988
Net loss	—	(14,735)	(14,735)

Balances, December 31, 2004	$533,659	$(518,466)	$15,215

The accompanying notes are an integral part of these consolidated financial statements.

F- 6 -

IPIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Years Ended December 31,
(In thousands)	2002	2003	2004
Cash flows from operating activities:
Income (loss) from operations	$(1,143)	$1,386	$(14,735)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,400	3,164	989
Impairment and amortization of intangibles	—	3,042	—
Provision for doubtful accounts receivable	(279)	8	3
Provision for inventory obsolescence	—	(12)	198
Loss on foreign exchange	—	491	—
Non-cash compensation expense	171	—	—
Loss (gain) on disposal of assets	—	(177)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,335)	3,266	(156)
Inventory	38	(205)	(2,134)
Prepaid expenses and other assets	(103)	(632)	(57)
Long-term restricted cash and other	(70)	(782)	134
Accounts payable	(1,140)	252	431
Accrued expenses	(1,723)	(837)	23
Deferred revenue	(1,507)	(9)	86

Net cash provided by (used in) operating activities	(4,691)	8,955	(15,218)

Cash flows from investing activities:
Purchases of computer hardware, software and other	(3,508)	(909)	(380)
Purchase of short term investments	(1,400)	(1,431)	(1,445)
Maturities of short term investments	—	1,400	1,431

Net cash used in investing activities	(4,908)	(940)	(394)

Cash flows from financing activities:
Proceeds from issuance of common stock	131	1,557	5,736
PIPE Investment	—	—	4,920
Conversion of AIR	—	—	5,373
Conversion of Series B Preferred Warrant	—	—	2,988
Dividend attributable to Series B preferred stock conversion	—	(364)	(452)
Proceeds from sale/leaseback	3,870	—	—
Repayments of capital lease obligations and notes payable	(2,460)	(1,990)	(410)

Net cash provided by (used in) financing activities	1,541	(797)	18,155

Effect of exchange rate changes on cash	(25)	3	—

Net increase (decrease) in cash and cash equivalents	(8,083)	7,221	2,543
Cash and cash equivalents, beginning of period	11,103	3,020	10,241

Cash and cash equivalents, end of period	$3,020	$10,241	$12,784

SUPPLEMENTAL DATA

	For the years ended December 31,
	2002	2003	2004
Unearned stock-based compensation related to stock options and warrants	$29	$—	$—
Interest paid	183	158	235

The accompanying notes are an integral part of these consolidated financial statements.

F- 7 -

IPIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF OPERATIONS

IPIX Corporation (“IPIX” or “Company”), formally Internet Pictures Corporation, provides mission-critical imaging solutions for commerce, communication and security applications. The Company’s solutions create, process and manage a rich variety of media including still images, 360-degree by 360-degree immersive images and video. In 2003, the Company’s business units moved from being technology focused (Immersive Video Solutions, Transaction Services and Immersive Still Solutions) to being market focused in order to better serve the needs of its customers. The Company was re-organized into three business units: IPIX Security, IPIX AdMission and IPIX InfoMedia, respectively. IPIX Security provides security and surveillance products and services for commercial and governmental customers. IPIX AdMission focuses on the sale of complete solutions to customers who rely on visual data to create effective directional advertising such as publishers of newspaper classifieds, yellow page directories, on-line auctions, real estate and autos classifieds. IPIX InfoMedia focuses on the sale of immersive still technology licenses for the on-line real estate, travel and hospitality and visual documentation markets. As of December 31, 2004, the IPIX AdMission business unit was classified as held for sale and its operations considered discontinued (see Note 4).

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

FOREIGN CURRENCY TRANSLATION. The functional currency of the Company’s Canadian and United Kingdom subsidiaries is the U.S. dollar. Monetary assets and liabilities denominated in foreign currencies are translated into the Company’s functional currency, U.S. dollars, at the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities and transactions are translated at exchange rates prevailing at the respective transaction dates. Revenue and expenses are translated at the average rates of exchange during the year. Translation gains and losses are recorded in accumulated other comprehensive income. Transaction exchange gains and losses are included in the statement of operations and have not been material for any periods presented. As of December 31, 2003, the Company ceased operations in its Canadian and United Kingdom subsidiaries. Such subsidiaries have been liquidated. Accordingly, the balance in the accumulated other comprehensive loss account was recognized in the statement of operations for the year ended December 31, 2003.

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

At December 31, 2003 and 2004, the Company had a certificate of deposit of $1.43 million and $1.45 million, respectively, with a remaining maturity of six months and an interest rate of 0.95% and 1.64%, respectively. The certificates of deposit are classified as short-term investments. At December 31, 2003 and 2004, $1.1 million and $0.55 million, respectively, of those investments have been provided as collateral for a letter of credit related to certain capital lease obligations and, accordingly, classified as restricted.

At December 31, 2004, the Company had $0.6 million of its cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in 2007 and, accordingly, classified as long-term restricted cash.

Interest income includes interest earned on our cash reserves.

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

The following table summarizes the revenue from customers in excess of 10% of total revenues:

	Years ended December 31,
	2002	2003	2004

Homestore	16%	3%	8%
UK Distributor	—	—	41%

F- 8 -

At December 31, 2004, Homestore and our UK Distributor represented 21% and 11% of accounts receivable, respectively. At December 31, 2003, Homestore and eBay represented 22% and 0% of accounts receivable, respectively. The discontinued operations for 2003 include a one-time $8.0 million license fee from eBay for the Company’s Rimfire technology and other services. As announced in June 2003, the Company amended its then current commercial agreement with eBay. The Company no longer provides any products or services to eBay as of November 1, 2003.

The Company relies on a few main vendors from which we to receive high quality material in a reasonable time to manufacture its products.

On October 1, 2004, the license agreement dated January 12, 2001 (the “License Agreement”) between us and Homestore Virtual Tours, Inc. (“Homestore”) was terminated. Under the License Agreement, Homestore had the exclusive right to sell our virtual tour technology to the U.S. residential real estate market and was required to pay us a royalty for each virtual tour sold. A copy of the license agreement was filed as Exhibit 10.16 to our quarterly report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001. As a result of the termination, Homestore no longer has the exclusive right to sell our virtual tour technology to the U.S. residential real estate market, and we may sell, or license another third party to sell, our virtual tour technology into this market. We mutually released each other from any further obligations under the License Agreement.

INVENTORY. Inventory, which consists primarily of digital cameras and related hardware, is stated at the lower of cost or market, with costs determined using first-in, first out method (FIFO). The Company records a provision for obsolete inventory whenever impairment has been identified.

PREPAID EXPENSES. Prepaid expenses consist primarily of pre-payments of a co-location facility, insurance, maintenance and rent, which will be reflected as an expense during the periods benefited.

COMPUTER HARDWARE, SOFTWARE AND OTHER. Computer hardware and software are recorded at cost and are depreciated using the straight-line method over estimated useful lives, which range from two to three years. Furniture and fixtures are depreciated using the straight-line method over the estimated useful life, which range from two to five years. Leasehold improvements are amortized using the straight-line method over the term of the lease or estimated useful life, which ranges from one to five years. Routine maintenance and repair costs are expensed as incurred. The costs of major additions, replacements and improvements are capitalized. Gains and losses from disposals are included in operations as incurred.

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

GOODWILL AND OTHER INTANGIBLES. Under Financial Accounting Standards Board Statement of Financial Accounting Standards 142,“Goodwill and Other Intangibles” (FAS 142), the Company no longer amortizes goodwill but rather evaluates goodwill for impairment on an annual basis and on an interim basis if events or changes in circumstances between annual impairment tests indicate that the asset might be impaired. The Company periodically reviews the net realizable value of its intangible assets, including goodwill, through an assessment of the estimated future cash flows related to such assets. The reviews determine whether future cash flows over the remaining estimated useful lives of the assets provide for recovery of the assets. In assessing the recoverability of goodwill, the Company must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the goodwill. These estimates include forecasted revenues and operating expenses, which are inherently difficult to predict. The Company’s assumptions about fair values require significant judgment because broad economic factors, industry factors and technology considerations can result in variable and volatile fair values.

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

As of December 31, 2003, the Company has ceased operations in its Canadian and United Kingdom subsidiaries; accordingly, the balance in the intercompany accounts with these subsidiaries has been recognized for tax purposes only in the results of operations for the year ended December 31, 2003. In addition, the Company has liquidated its Canadian and United Kingdom Subsidiaries. Prior to 2003, Interactive Pictures UK Limited was not included in the tax filing of its parent, IPIX Corporation. As a result, Interactive Pictures UK Limited filed a separate return with the United Kingdom tax authorities. Prior to 2003, Internet Pictures (Canada), Inc. was not included in the tax filing of its parent, IPIX Corporation. As a result, Internet Pictures (Canada), Inc. filed a separate return with Canadian tax authorities.

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

Product revenue is recognized upon shipment or delivery provided there are no uncertainties surrounding product acceptance, persuasive evidence of an arrangement exists, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is reasonably assured. If there are continuing obligations, then license fees are recognized ratably over the life of the contract. Revenue from product sales to distributors is recognized upon shipment (“sell-in”) if the distributor relationship does not create substantial uncertainty regarding fixed or determinable fees and collectibility. If at the beginning of an arrangement we determine the arrangement fee is not, or is presumed to not be, fixed and determinable, or there is uncertainty over collectibility, revenue is deferred and subsequently recognized as amounts become due or collected.

F- 9 -

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

Where multiple elements exist in an arrangement, the arrangement fee is allocated to the different elements based upon verifiable objective evidence of the fair value of the elements, as governed under EITF 00-21, which is codified in SEC Staff Accounting Bulletin No. 104. Multiple element arrangements primarily involve an arrangement with professional services and transaction hosting. Revenue is recognized as each element is earned, namely upon completion of the services, provided that the fair value of the undelivered element(s) has been determined, the delivered element has stand-alone value, there is no right of return on delivered element(s), and the Company is in control of delivery of the undelivered element(s).

Royalties derived from desktop imaging products were recognized as revenues upon receipt of the royalty sell-through reports from customers, which are generally in the quarter following the quarter in which the sale by the customer took place.

Payments received in advance are initially recorded as deferred revenue and recognized ratably as obligations are fulfilled.

FAIR VALUE OF FINANCIAL INSTRUMENTS. Carrying amounts of the Company’s financial instruments including short-term investments, accounts receivable, and accounts payable approximate fair value due to their short maturities. Obligations under capital leases are recorded at discounted value of the future lease payments and approximate fair value.

SHIPPING AND HANDLING COSTS. Costs incurred for shipping and handling are included in cost of revenues at the time the related revenue is recognized. Amounts billed to a customer for shipping and handling are reported as revenue.

RESEARCH AND DEVELOPMENT COSTS. Research and development expenditures are expensed as incurred.

ADVERTISING EXPENSES. All advertising expenditures are expensed as incurred. Advertising expenses for 2002, 2003 and 2004, were $2.0 million, $1.5 million and $0.2 million, respectively.

STOCK-BASED COMPENSATION. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-based Compensation"(“FAS 123”) as amended by FAS No. 148, “Accounting for Stock-based Compensation.” The Company has elected to continue accounting for stock-based compensation issued to employees using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (“APB 25”). Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company’s stock and exercise price of the option. Stock and other equity instruments issued to non-employees have been accounted for in accordance with FAS 123 and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services,” and valued using the Black-Scholes model.

The following table illustrates the effect on net loss available to common stockholders and earnings per share if the Company had adopted the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	For Years Ended December 31,
(In thousands, except per share)	2002	2003	2004
Net loss available to common stockholders	(2,927)	(392)	(15,609)
Add employee stock compensation expense included in reported net loss	171	—	—
Less total stock-based employee compensation expense determined under fair value based methods for all awards	(5,742)	(1,472)	(2,701)

Adjusted net loss available to common stockholders	$(8,498)	$(1,864)	$(18,310)

Basic net loss per common share:
Net loss available to common stockholders before pro-forma charge	$(0.43)	$(0.05)	$(0.95)
Net effect of pro-forma charges	(0.82)	(0.20)	(0.16)

Adjusted basic net loss per common share available to common stockholders	$(1.25)	$(0.25)	$(1.11)

Under FAS 123, grants under the Employee Stock Purchase Plan (“ESPP”) have a look-back feature and a 15% discount and accordingly would have had compensation expense calculated as a result. The fair value disclosure associated with the ESPP grants is included in the fair value pro-forma information above.

F- 10 -

The minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected lives of three to four years in 2002, 2003 and 2004; risk free interest rate of 4.0% to 4.5% in 2002, 3.5% to 4.0% in 2003 and 4.0% to 5.0% in 2004; expected dividends of zero in 2002, 2003 and 2004; and volatility of 92% in 2002, 114% in 2003 and 175% in 2004.

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

ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Examples of items affected by certain significant estimates made by management are adequacy of the allowance for doubtful accounts, inventory obsolescence reserve, restructuring charges, sales taxes and the carrying value of goodwill.

SEGMENT REPORTING. The Company uses a “management” approach, which designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. Segment reporting includes disclosures about products and services, geographic areas and major customers for years ending December 31, 2002, 2003 and 2004. In addition, for fiscal years 2002, 2003 and 2004, segment reporting includes the Company’s primary business units: Security and InfoMedia.

NET LOSS PER SHARE. The Company computes net loss per common share in accordance with FAS No. 128, “Earnings Per Share”. Basic income (loss) per share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Net income (loss) available to common stockholders is calculated as the net income (loss) less cumulative preferred stock dividends for the period. If dilutive, the participation right of the preferred stock is reflected in the calculation of basic income (loss) per share using the “if-converted” method or the two class method if more dilutive. Diluted income (loss) per common share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock outstanding plus, if dilutive, potential common stock outstanding during the period. Potential common shares are composed of incremental shares of common stock issuable upon the exercise of potentially dilutive stock options and warrants and upon conversion of the Company’s preferred stock.

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation above because to do so would be antidilutive for the periods indicated:

	FOR YEARS ENDED DECEMBER 31,
	2002	2003	2004
WEIGHTED AVERAGE EFFECT OF POTENTIAL COMMON SHARES:
Series B preferred stock	10,267,096	10,924,287	2,871,843
Employee stock options	195,866	960,851	2,260,097
Warrants to purchase Series B preferred stock	—	218,446	338,536

	10,462,962	12,103,584	5,470,476

In 2004, the Company’s common stock had an average share price of $7.04. The average strike price of the warrants to purchase common stock is $14.48 and the average strike price of employee stock options is $18.29. Not included in the table above are 766,437 shares issuable upon exercise of options and 76,949 shares issuable upon exercise of warrants, all of which have a strike price above the average share price during 2004.

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

COMPREHENSIVE INCOME (LOSS). The Company follows FAS No. 130, “Reporting Comprehensive Income” (“FAS 130”), which establishes requirements for reporting and displaying comprehensive income (loss) and its components. FAS 130 requires net unrealized gains or losses on the Company’s foreign currency translation adjustments to be reported as accumulated other comprehensive income (loss).

The components of comprehensive income (loss) are as follows:

F- 11 -

	FOR YEARS ENDED DECEMBER 31,
	2002	2003	2004
Net income (loss)	$(1,143)	$1,386	$(14,735)
Foreign currency translation adjustment	(25)	(3)	—

Comprehensive income (loss)	$(1,168)	$1,383	$(14,735)

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123-R, “Share-Based Payment” to replace SFAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS123-R requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for interim or annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Under this method, compensation expense will be recorded in the financial statements for 1) all awards granted after July 1, 2005 and the 2) future vesting of awards outstanding as of July 1, 2005. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of SFAS 123-R will have a material impact on the Company’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures (See Note 2).

RECLASSIFICATIONS

Certain amounts reported in the previous periods have been reclassified to conform to the current period presentation. As previously discussed, AdMission business unit has been sold and its operations have been reclassed to discontinued operations in all years presented.

3. GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been presented in accordance with generally accepted accounting principles, which assume the continuity of the Company as a going concern. During the year ended December 31, 2004 and in the prior fiscal years, the Company has experienced, and continues to experience, certain issues related to cash flow and profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company believes that it can generate sufficient cash flow to fund its operations through the launch and sale of new products in 2005 in the two continuing business units of the Company. In addition, management will monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. Management will focus on operating costs in relation to revenue generated.

The Company has a limited operating history as it will operate in 2005 and upon which an evaluation of its business and prospects in 2005 may be made. In addition, the Company is subject to generally prevailing economic conditions and, as such, the Company’s operating results in 2005 will be dependent upon its ability to provide quality products and services, the success of its customers and the appropriations processes of various commercial and governmental entities. Management believes, however, that the Company has sufficient cash reserves to meet its funding needs for 2005. The Company finished 2004 with approximately $14.9 million in cash reserves (cash and cash equivalents of $12.8 million, short-term restricted investments of $0.6 million, long-term restricted cash of $0.6 million and short-term investments of $0.9 million). The Company began 2005 with all business units at different stages in their development. Management expects to continue to make significant investments in the sale and marketing of new products for the security market, which may consume available cash reserves. The Company completed the sale of the AdMission business unit to AdMission Corporation in the first quarter of 2005 (See Note 4).

Depending upon the Company’s ability to sell its new products, the timeliness of collection of accounts receivable and other potential working capital needs, as well as the timing and rate of revenue growth and management’s ability to control costs, the Company may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to the Company. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations which would have an adverse effect on its financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

4. DISCONTINUED OPERATIONS

On February 11, 2005, the Company and AdMission Corporation, a privately held Delaware corporation (“AdMission”) closed the transactions under the asset purchase agreement dated January 11, 2005 between the parties (the “Asset Purchase Agreement”). Pursuant to the terms of the Asset Purchase Agreement, IPIX sold to AdMission certain of its assets (including certain patent rights and other intellectual property) and contracts relating to its IPIX AdMission business unit (the “AdMission Business”). In consideration for the sale, IPIX received 1,035,000 shares of the Series A Convertible Preferred Stock of AdMission and a warrant to purchase 200,000 shares of the Common Stock of AdMission. Additionally, AdMission assumed certain liabilities associated with the AdMission business unit. In accordance with FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the assets and liabilities related to the AdMission business were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations. The sale of assets and liabilities to AdMission consists of fixed assets ($0.25 million), prepaid items ($0.07 million), deferred revenue ($0.09 million) and employee related liabilities ($0.08 million). The operating results of AdMission for 2002 and 2003 were also reclassified to discontinued operations.

Sarah Pate, IPIX’s former Executive Vice President and General Manager of IPIX AdMission, is the President and Chief Executive Officer of AdMission and an investor in AdMission.

F- 12 -

In connection with the Asset Purchase Agreement, IPIX and AdMission entered into a Patent Purchase, License and Repurchase Agreement dated as of February 11, 2005 which provides for the transfer to AdMission certain patents relating to the AdMission Business, the license of those patents back to IPIX for use by IPIX in the conduct of its security sector business and certain other limited uses, and repurchase right by IPIX in the event of certain triggering events by AdMission. The Patent Agreement remains in effect until all of the Patents transferred by the agreement expire.

IPIX and AdMission also entered into an IPIX Trademark/Service Mark License Agreement which provides AdMission with an eighteen (18) month royalty-free, nonexclusive license to use the IPIX mark and certain other trademarks and business brands in connection with the conduct of the AdMission Business.

Other than the obligation to provide AdMission with a license of the IPIX mark and certain other trademarks and business brands pursuant to the IPIX Trademark/Service Mark License Agreement, the Company has no continuing obligations to Admission.

Net operating revenues, operating expenses and income (loss) reported in discontinued operations for the years ended December 31, 2002, 2003 and 2004 are as follows:

	Years Ended December 31,
	2002	2003	2004
	(In thousands, except per share data)
Revenues	$16,242	$26,245	$1,116
Cost of Revenues	6,828	6,540	2,304

Gross profit	9,414	19,705	(1,188)

Operating expenses:
Sales and marketing	3,989	3,985	1,968
Research and development	3,692	2,858	1,769
Impairment and amortization of intangibles	—	3,042	—

Total operating expenses	7,681	9,885	3,737

Income (loss) from discontinued operations before income tax	1,733	9,820	(4,925)
Income tax provision	(197)	(3,764)	—

Income (loss) from discontinued operations, net of tax	$1,536	$6,056	$(4,925)

5. RESTRUCTURING AND OTHER

During 2002, 2003 and 2004, the Company recorded as a separate line item in its statements of operations restructuring charges which consist primarily of expenses associated with reductions in workforce, the consolidation of certain offices, principally lease obligations for vacated offices, as well as a write down of abandoned office equipment and leasehold improvements to net realizable values.

During the third quarter of 2002, the Company recorded a restructuring charge of $0.69 million consisting of expenses associated primarily with a negotiated buy-out of certain lease obligations for previously vacated offices. In November 2002, the Company paid approximately $1.25 million related to the buy-out for our Canadian operations. As of December 31, 2002, $1.05 million remained in these restructuring accruals, primarily associated with abandoned re-negotiated lease obligations and long term severance agreements.

During October 2003, $0.1 million of restructuring charges was recorded related to expenses associated with the lease obligations from previously vacated office space in San Ramon.

During December 2004, $0.2 million of restructuring charges was recorded related to expenses associated with the lease obligations from previously vacated office space in San Ramon.

The activity in the current and long-term restructuring accruals for the years ended December 31, are as follows:

	Balance at		Payments/	Balance at		Payments/	Balance at		Payments/	Balance at
	December 31,	Expense	Write-offs	December	Expense	Write-offs	December	Expense	Write-offs	December
	2001	in 2002	in 2002	31, 2002	in 2003	in 2003	31, 2003	in 2004	in 2004	31, 2004

Restructuring Provisions:
Severance	$1,100	$—	$(600)	$500	$—	$(500)	$—	$—	$—	$—
Lease obligations	1,453	687	(1,591)	549	89	(267)	371	170	(283)	257

Total	$2,553	$687	$(2,191)	$1,049	$89	$(767)	$371	$170	$(283)	$257

F- 13 -

6. BALANCE SHEET ACCOUNTS

COMPUTER HARDWARE, SOFTWARE AND OTHER:

The components of computer hardware, software and other as of December 31 are as follows:

	2003	2004

Computer hardware and software	$5,480	$1,766
Fixtures and leasehold improvements	240	218

	5,720	1,984
Accumulated depreciation and amortization	(4,142)	(1,268)

Computer hardware, software and other, net	$1,578	$716

Computer hardware, software and other includes $1.56 million and $0 of assets held under capital leases and related accumulated amortization of $1.15 million and $0 at December 31, 2003 and 2004, respectively. During 2003, the Company disposed of $0.23 million of fully depreciated assets and sold certain assets to a related party which resulted in a net gain of $0.18 million (See Note 14).

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

During the fourth quarter of 2003, certain events, including the end of the agreement with eBay, led the Company to perform an impairment review of goodwill. The eBay agreement ended in November 2003 and was the primary source of cash flows for the technology associated with goodwill in the AdMission reporting unit. This review indicated that goodwill was being carried at amounts in excess of the fair value based on estimated discounted future cash flows of the AdMission reporting unit. As a result, an impairment charge of $3,042 was recorded to expense in the year ended December 31, 2003.

During 2004, the operations of the AdMission business unit were reclassified to discontinued operations (See Note 4).

ACCRUED LIABILITIES:

The following table summarizes current and long term accrued liabilities as of December 31:

	2003	2004
Current:
Accrued sales, franchise and other taxes	$1,203	$1,202
Accrued liabilities – trade	529	652
Accrued salaries and benefits	98	224
Accrued legal fees	100	133
Accrued vacation	327	213
Accrued restructuring	190	115
Customer deposits	7	7
Other	888	830

Total current liabilities	3,342	3,376
Long-term restructuring	181	142

Total accrued liabilities	$3,523	$3,518

7. INCOME TAXES

The components of the Company’s net deferred tax assets (liabilities) as of December 31 are as follows:

	2003	2004
DEFERRED TAX ASSETS (LIABILITIES) CURRENT:
Financial reserves	$63	$137
Accrued expenses and deferred revenues	967	1,132
Other	39	4

	1,069	1,273
Valuation allowance	(1,069)	(1,273)

F- 14 -

	2003	2004
Net current deferred tax assets	$—	$—

DEFERRED TAX ASSETS (LIABILITIES) LONG-TERM:
Net operating loss carryforwards	$19,132	$28,628
Capitalized research and development	7,679	9,407
Depreciation	342	327
Other	140	114

	27,293	38,476
Valuation allowance	(27,293)	(38,476)

Net long-term deferred tax assets (liabilities) .	$—	$—

At December 31, 2004, the Company has approximately $61,000 and $46,000 of federal and state, respectively, net operating loss carryforwards, which it may use to offset future taxable income as described below. The net operating loss carryforwards, if not utilized, will begin to expire in 2009. At December 31, 2004, the Company also has approximately $13,497 of deferred deductions related to stock option exercises. To the extent that carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders’ equity.

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

The Company has recorded a full valuation allowance against its deferred tax assets because it believes it is more likely than not that sufficient taxable income will not be realized during the carryforward period to utilize the deferred tax asset. Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in the respective tax jurisdiction within the loss carryforward periods. For the year ended December 31, 2003 and 2004, the change in the valuation allowance was $7,640 and $11,387, respectively.

The Company’s 2002, 2003 and 2004 income tax provision differs from that obtained by using the U.S. statutory rate of 34% due to the following:

	FOR YEARS ENDED DECEMBER 31,
	2002	2003	2004
Computed “expected” tax (benefit) provision	$(389)	$471	$(5,010)
State income taxes, net of U.S. federal benefits	(48)	77	(805)
Investment in foreign subsidiaries	—	(8,587)	—
Valuation allowance changes affecting the provision for income taxes	359	6,906	6,099
Warrant expense	66	—	—
Permanent differences	12	1,133	14
State tax rate change	—	—	55
True up of prior year permanent items	—	—	(353)

	$—	$—	$—

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

Under the terms of the agreements, the Company received a minority equity interest in iPIX-I, however, the Company does not have the ability to exercise significant influence over iPIX-I operations. The Company accounts for the investment in iPIX-I on the cost basis, not as a variable interest entity under Financial Interpretation No. 46. The Company did not make any capital contributions to iPIX-I and the Company has no commitments to fund iPIX-I. The Company does have the right, however, but not the obligation, to purchase iPIX-I from Soroof after December 31, 2005 for consideration as defined in the agreements. During the six months ended December 31, 2002, the Company recognized $0.6 million of revenue under these agreements. During the year ended December 31, 2003, the Company recognized $0.4 million of revenue under these agreements. On March 21, 2004, the parties mutually terminated these agreements and the Company returned its minority equity interest in iPIX-I. The termination of the agreements did not have a material impact on the Company’s financial condition or expected result of operations.

9. STOCKHOLDERS’ EQUITY

General

F- 15 -

On May 28, 2002 at the annual stockholders meeting, the authorized number of shares of common stock was reduced to 50,000,000 from 150,000,000. The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.001 per share, 7,421,536 shares of Class B common stock, par value $0.0001 per share and 5,001,100 shares of preferred stock, par value $0.001 per share. The board of directors is authorized, without stockholder approval, to issue up to an aggregate of 5,001,100 shares of preferred stock, $0.001 par value per share, in one or more series. Included in this amount are designated 1,100 shares of Series C redeemable preferred stock and designated 3,000,000 shares of Series B preferred stock. Each series of preferred stock may have the rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences that the board of directors determines. There were 1,003,830 and 290,347 shares of Series B preferred stock outstanding at December 31, 2003 and 2004, respectively. There were no shares of Series C preferred stock outstanding at December 31, 2003 or 2004.

Each holder of common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders, and there are no cumulative voting rights. Holders of common stock may receive dividends after all dividends that are owed have been paid to holders of preferred stock. Each holder of Class B common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and, except as required by law, shall have voting rights and powers equal to the voting rights and powers of the common stock. There are no cumulative voting rights. Holders of Class B common stock may at any time convert Class B shares into Class A common stock, are not entitled to dividends and are not entitled to receive any assets of the corporation upon dissolution or liquidation. During the years ended December 31, 2003 and 2004, investors converted 3,948 and 14,000 shares of Class B common stock to 3,948 and 14,000 shares of Class A common stock.

Common Stock

On April 5, 2004, IPIX completed the sale of 909,090 shares of our common stock, resulting in net proceeds received of approximately $4.9 million, and additional investment rights (“AIR”) to purchase another 888,180 shares of our unregistered common stock in a private offering to accredited institutional investors (“PIPE”). The shares of common stock were sold at $5.50 per share and the shares of common stock underlying the AIR are purchasable at $6.05 per share. The AIR was exercisable until September 28, 2004, at which time all AIR’s had been exercised resulting in net proceeds of $5.4 million. The common stock sold in the PIPE and from the AIR’s has been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States.

During 2004, IPIX issued 2,190,632 shares of common stock upon exercise of stock options. Total proceeds from the option exercises were $5.3 million. Also, in 2004, IPIX sold 293,219 shares of common stock to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). Proceeds from these ESPP purchases were $0.4 million. As of December 31, 2004, we have collected $0.1 million for our employees’ second quarter 2005 ESPP purchases.

During 2003, the Company issued 771,056 shares of common stock upon exercise of stock options and 79,969 shares under the employee stock purchase program. The total proceeds from the option exercises and employee stock purchases were $1.6 million. In June and July 2003, certain investors converted 11,250 shares of Series B preferred stock into 103,583 shares of common stock in accordance with the conversion terms of the Series B preferred stock. In conjunction with the conversion, the Company paid them $0.014 million of cash and 4,416 shares of common stock (with a value of $0.018 million) in dividends accrued through the date of conversion as required under the conversion terms of the Series B preferred stock. In December 2003, a certain investor converted 100,000 shares of Series B preferred stock into 920,750 shares of common stock in accordance with the conversion terms of the Series B preferred stock. In conjunction with the conversion, the Company paid them $0.35 million of cash in dividends accrued through the date of conversion as required under the conversion terms of the Series B preferred stock. The Company does not receive any proceeds upon the conversion of Series B preferred stock.

Preferred Stock

On May 14, 2001, the Company entered into a definitive agreement with Image Investor Portfolio, a separate series of Memphis Angels, LLC (“Image”) for an investment by Image in the Company. Pursuant to the terms of a securities purchase agreement between the Company and Image dated as of May 14, 2001, Image purchased the Company’s $10.0 million convertible senior secured note and received Tranche A and Tranche B warrants to purchase up to $20.0 million of the Company’s Series B preferred stock. On September 26, 2001, the Company, Image and strategic investors completed the Tranche B stage of the investment. At this time, the Company issued 1,115,080 shares of the Company’s Series B preferred stock for total consideration of $22.3 million, represented by the conversion of the $10.0 million note, the conversion of $0.3 million of interest on the Note and $12.0 million in cash through the exercise of Tranche B warrants. The remainder of the Tranche B warrants expired. The Company recorded a charge of $1.6 million to additional paid in capital for costs incurred related to the Tranche A and Tranche B financings. These costs consisted primarily of costs of attorneys, accountants and other directly related external costs.

At December 31, 2003, there were two Tranche A warrants (“Warrant 1” and “Warrant 2”) outstanding. During 2004, Warrant 1, which entitled the holders to purchase 150,000 shares of Series B Preferred Stock at $20 per share, was exercised in full. IPIX received $3.0 million in cash from the exercise of Warrant 1 and the conversion of the underlying Series B Preferred Stock. Warrant 2 entitles the holders to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006. During 2004, 400 shares of Warrant 2 were converted into 2,914 shares of common stock. We did not receive any proceeds from this exercise. During 2004, 862,833 shares of Series B preferred shares were converted into 8,557,923 common shares.

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

F- 16 -

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

10. EMPLOYEE STOCK AND BENEFIT PLANS

2001 Equity Compensation Plan

In 2001, the Company authorized the 2001 Equity Compensation Plan (the “2001 Plan”). The 2001 Plan authorizes the granting of options and restricted stock awards to acquire up to 4,056,293 shares of common stock. As of December 31, 2004, 3,157,682 options are outstanding under the 2001 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant. The options generally vest over a one to three-year period and expire ten years from the grant date.

2000 Equity Compensation Plan

In January 2000, the Company authorized the 2000 Equity Compensation Plan (the “2000 Plan”). The 2000 Plan authorizes the granting of options and restricted stock awards to acquire up to 350,000 shares of common stock. As of December 31, 2004, 26,417 options are outstanding under the 2000 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant. The options generally vest over a two-year period and expire ten years from the grant date. No further options will be granted under the 2000 Plan. The remaining options not granted under the 2000 Plan were transferred to the 2001 Plan.

1998 Employee, Director and Consultant Stock Option Plan

During 1998, the Company authorized an Employee, Director and Consultant Stock Option Plan for a total of 238,000 common shares. The 1998 Plan became effective on January 1,1999 once the Company was reorganized. During 1999 and 2000, an additional 579,939 and 112,403, respectively, common shares were authorized under the 1998 Plan. As of December 31, 2004, 22,494 options are outstanding under the 1998 Plan. Each option under the 1998 Plan allows for the purchase of common stock and expires not later than five or ten years from the date of grant, depending on the ownership of the option participants. The vesting terms of the stock options will be determined on each grant date and are generally two or three years; however, the amount of options that can be exercised per participant in any calendar year will be restricted to an aggregate fair market value of $0.1 million of the underlying common stock. No further options will be granted under the 1998 Plan. The remaining options not granted under the 1998 Plan were transferred to the 2000 Plan.

1997 Equity Compensation Plan

The Company authorized the 1997 Equity Compensation Plan, under which 410,503 shares of common stock are authorized and reserved for issuance to selected employees, officers, directors, consultants and advisors. The Company reserved a sufficient number of shares of common stock for issuance pursuant to the authorized options. As of December 31, 2004, 21,484 options are outstanding under the 1997 Plan. In addition, the Company granted certain options to purchase shares of common stock to employees not under the 1997 Plan; these options were primarily granted prior to the authorization of the 1997 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant as estimated by common stock and convertible preferred stock transactions with third parties at or near grant dates. The options generally vest over one to three-year periods and expire five years after the respective vesting dates. No further options will be granted under the 1997 Plan. The remaining options not granted under the 1997 Plan were transferred to the 2000 Plan.

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

Employees owning greater than 10% of all voting classes of stock could receive options to purchase shares at a price not less than 110% of the fair market value for both incentive and nonqualified stock options. As of December 31, 2004, 19,543 options are outstanding under these plans. The options granted under these plans are exercisable over a maximum term of ten years from the date of grant and generally vest in various installments over a five-year period under the 1994 Plan and a four-year period under the 1996 Plan and 1997 Options Plan. No further options or restricted stock awards will be granted under the 1994, 1996 and 1997 Options Plans.

A summary of the Company’s stock option activity under all plans is as follows:

F- 17 -

		WEIGHTED
		AVERAGE	WEIGHTED		WEIGHTED
		OF	AVERAGE	STOCK	AVERAGE
		EXERCISE	GRANT DATE	OPTIONS	EXERCISE
	SHARES	PRICES	FAIR VALUE	EXERCISABLE	PRICE
Under option at December 31, 2001	4,100,346			969,056	11.22
Options granted	260,000	1.86	2.06
Options exercised	(32,500)	2.60
Options forfeited or expired	(1,107,967)	13.22

Under option at December 31, 2002	3,219,879			2,461,247	12.05

Options granted	1,445,500	1.28	1.78
Options exercised	(771,057)	3.75
Options forfeited or expired	(594,306)	19.12

Under option at December 31, 2003	3,300,016			1,859,632	10.10

Options granted	2,531,500	4.34	1.51
Options exercised	(2,190,632)	8.84
Options forfeited or expired	(393,264)	5.01

Under option at December 31, 2004	3,247,620			750,643	18.29

The following table summarizes information about stock options at December 31, 2004:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		WEIGHTED-AVERAGE			WEIGHTED-
RANGE OF	NUMBER	REMAINING	WEIGHTED AVERAGE	NUMBER	AVERAGE
EXERCISE PRICE	OUTSTANDING	CONTRACTUAL LIFE	EXERCISE PRICE	EXERCISABLE	EXERCISE PRICE
$0.91-2.80	2,091,560	8.60	$2.10	639,914	$1.77
$3.05-4.17	78,122	8.70	$3.16	20,864	$3.12
$5.34-8.20	966,000	9.75	$7.58	—	$—
$10.72-300.00	111,938	5.54	$114.32	89,865	$139.48

TOTAL	3,247,620	8.84	$7.63	750,643	$18.29

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock on the enrollment date or the fair market value of the stock at the end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. As of January 1, 2005, 865,000 shares were reserved under the Purchase Plan. As of December 31, 2004, 485,113 shares had been issued and 379,887 shares were available for issuance under the Purchase Plan.

Stock-Based Compensation

Stock based compensation charges are made up of the following:

	FOR YEARS ENDED DECEMBER 31,
	2002	2003	2004
Warrants	$171	$—	$—

	$171	$—	$—

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

401(k) Plan

The Company has a 401(k) profit sharing plan, which is available to all full-time employees after six months of service and those part-time employees who have completed one thousand hours of employment during twelve consecutive months. The Company made no contributions to the plan in 2002, 2003 and 2004, respectively.

F- 18 -

11. SEGMENT INFORMATION

After reclassification of the AdMission business unit to discontinued operations in 2004, the Company has two reportable segments. The accounting policies of the segments are the same as those of the Company. Management evaluates the performance of the segments and allocates resources to them based on evaluations of the segment’s gross profit. There are no inter-segment revenues. The Company does not make allocations of corporate costs to the individual segments and does not identify separate assets of the segments in making decisions regarding performance or allocation of resources to them.

Over the past few years, the Company has been restructured around its higher gross margin businesses. The Company is organized into two continuing business units: Security and InfoMedia. The Security unit provides security and surveillance products and services for commercial and governmental customers. The InfoMedia unit focuses on the sale of immersive still technology licenses for the on-line real estate, travel and hospitality and visual documentation markets.

	INFOMEDIA	SECURITY	TOTAL
YEARS ENDED DECEMBER 31:

2004
Revenues	$2,290	$1,574	$3,864
Gross profit	1,207	131	1,338

2003
Revenues	$2,321	$273	$2,594
Gross profit	919	95	1,014

2002
Revenues	$6,171	$—	$6,171
Gross profit	4,271	—	4,271

Revenues by geographic area are as follows:

	FOR YEARS ENDED DECEMBER 31,
	2002	2003	2004
REVENUES:
United States	$3,720	$2,012	$2,241
Japan	577	29	—
Europe	904	122	1,603
Other foreign countries	970	431	20

	$6,171	$2,594	$3,864

Long-lived asset information by geographic area is as follows:

	AS OF DECEMBER 31,
	2002	2003	2004
LONG-LIVED ASSETS:
Foreign	$—	$—	$—
United States	4,631	1,578	716

	$4,631	$1,578	$716

Foreign revenues include all sales made to customers outside the United States, including those generated by United Kingdom and Canadian subsidiaries.

12. COMMITMENTS AND CONTINGENCIES

COMMITMENTS

During April 2000, the Company entered into an agreement to provide visual content services under which the Company is required to pay marketing fees to a related party of $16.0 million over a two-year period. As of September 26, 2001, the Company had paid $9.5 million of the $16.0 million commitment and agreed to extend the additional $6.5 million of payments through September 2003 (See Note 14). There were no amounts due under this agreement as of December 31, 2003.

In 2001 and 2002, the Company sold certain assets totaling $2.84 million and $2.5 million, respectively, to a stockholder and agreed to leaseback those assets over a three-year period. In order to sell the assets to the stockholder during the third quarter 2001, the Company paid off the remaining payments under an existing capital lease of the assets from a third party. In 2003, the Company returned the underlying equipment, with a value of $0.9 million,

F- 19 -

associated with theselease obligations and eBay forgave the remaining balances due of $1.08 million. The resulting gain of $0.2 million was originally recognized in cost of revenues in the statement of operations because the underlying equipment was used to generate eBay service revenues.

During the quarter ended September 30, 2002, the Company sold certain assets totaling $1.6 million to an unaffiliated leasing company and agreed to leaseback those assets. The net book value and the fair value of the assets sold in these sale/leaseback transactions equaled the sale price, resulting in no gain or loss on the sale of the assets. The leases are accounted for as capital leases in accordance with SFAS 13, “Accounting for Leases.” At December 31, 2004, the remaining balance due under this lease, $0.2 million, is due in 2004, plus interest of $0.01 million.

During the quarter ending September 30, 2002, the Company received approximately $1.4 million in cash from a previously disclosed favorable jury verdict against Infinite Pictures that found the defendants liable for infringement of our patents under the doctrine of equivalents and awarding us $1.0 million in damages, plus approximately $0.4 million in interest and court costs. The defendants filed for a writ of certiorari with the United States Supreme Court in an effort to reverse the lower court’s findings in our favor. The Supreme Court refused to grant the writ, which exhausted the legal remedies for disputing the award. Accordingly, the Company recorded the $1.0 million in damages as patent infringement award, along with the $0.4 million in interest and court costs, in the quarter ended September 30, 2002.

The Company leases certain office space, co-location space and equipment under noncancelable operating leases.

Future minimum lease payments under these and other operating leases are as follows:

2005	1,027
2006	771
2007	64

Rental expense for operating leases was $2.6 million, $2.7 million and $1.7 million for 2002, 2003 and 2004, respectively. At December 31, 2004, $0.1 million of future lease payments have been prepaid and included in assets held for sale for discontinued operations. Additionally, at December 31, 2004, $0.63 million of cash has been restricted related to the above future lease payments.

CONTINGENCIES

On June 15, 2003, the Company filed an action against Ford Oxaal and his company, Minds-Eye-View, (collectively, “Oxaal”), in the United States District Court for the Eastern District of Tennessee. In the Complaint, the Company asserted claims for patent infringement, false designation of origin, false description or representation, unfair or deceptive acts, and tortious interference in connection with Oxaal’s competing software product marketed under the name “Click Away.” On August 8, 2003, Oxaal filed its answer asserting counterclaims for non-infringement, invalidity, unenforceability, breach of contract, patent misuse, Lanham Act violations, and tortious interference. We denied all of Oxaal’s allegations. The case has been stayed pending settlement negotiations, which have since terminated. In response, we have filed a motion to vacate the stay so that our lawsuit can proceed in due course.

On December 1, 2004, Grandeye Ltd. (“Grandeye”) filed a Complaint in the Northern District of California against the Company, alleging that Grandeye is not infringing the Company’s patents, the Company’s patents are invalid, and the Company engaged in false advertising, unfair competition, tortious interference, and antitrust violations. We have filed a motion to move the case to the United States District Court for the Eastern District of Tennessee.

The Company is not currently a party to any other legal proceedings the adverse outcome of which, individually or in the aggregate, it beleives could have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

13. WARRANTS

The Company has from time to time issued warrants to purchase equity securities. As of December 31, 2004, all outstanding warrants are exercisable. The following tables summarize warrants outstanding at December 31, 2004:

Common Stock

Grant	Expiration		Exercise
Date	Date	Shares	Price

5/26/2000	2/25/2005	20,000	$120.60

5/26/2000	2/25/2005	20,000	$120.60

1/6/2000	1/5/2009	20,000	$154.70

2000	Various	16,949	$40.00 to $176.60

		76,949

F- 20 -

	Date	Expiration		Exercise
Series B Preferred Stock	of Grant	Date	Shares	Price
Warrant 2	5/14/2001	5/14/2006	99,600	$40.00

Equivalent to common shares	9.21

Total common shares			917,067	$4.34

The Company has filed, and maintains effective, a registration statement on Form S-3 for the number of shares of Common Stock issuable upon exercise of the Series B Preferred Stock warrants.

14. SUBSEQUENT EVENTS

As previously disclosed, on February 11, 2005, the Company has sold its AdMission business unit to AdMission Corporation (See Note 4). The Company has also disclosed its intent to relocate its corporate headquarters from San Ramon, California to Vienna, Virginia, expected to be completed in the second quarter of 2005. On January 21, 2005, Paul Farmer, our then chief financial officer, resigned from his position. IPIX has entered into a separation agreement with a severance liability of $0.1 million payable over the following six months.

The Company estimates that it will incur costs of approximately $3.0 million in connection with the sale of its AdMission business unit and the closing of its San Ramon office. These cost include approximately $1.2 million in lease termination costs, $0.5 million in asset disposal costs, $0.5 million in severance expenses and $0.8 million associated with the accelerated vesting of options held by transferred employees.

15. RELATED PARTY TRANSACTIONS

In September 1996, PictureWorks’ President, the Company’s former CEO, exercised his right under his employment agreement to purchase 39,339 shares of IPIX common stock in exchange for a full recourse promissory note issued to the Company in the amount of $0.1 million. Interest accrued semiannually at a 6.74% annual rate. The note and accrued interest were forgiven. Compensation expense totaling $0.2 million was recorded in 2002 for the forgiveness of the principal and accrued interest.

Transactions with eBay, Inc.

Pursuant to an agreement dated April 19, 2000, as amended, the Company provided to eBay, Inc., which beneficially owned more than 10% of the Company’s common stock, image management services to eBay’s on-line auction Web sites. Pursuant to that agreement, the Company issued eBay a warrant to purchase 60,000 shares of common stock at an exercise price of $203.80 per share. The warrant expired on October 14, 2004. Under this agreement, as amended, the Company generated revenue of $13.4 million and $25.1 million for the years ended December 31, 2002 and 2003, respectively. As announced in June 2003, the Company amended the then current commercial agreement with eBay to include a one-time $8.0 million license fee from eBay for IPIX Rimfire technology and other services. Subsequent to 2003, the Company no longer provides any products or services to eBay.

During April 2000, the Company entered into an agreement to provide visual content services to eBay under which the Company was to pay marketing fees to eBay of $16.0 million over a two-year period. As of September 26, 2001, the Company had paid $9.5 million of the $16.0 million commitment and agreed to extend the additional $6.5 million of payments through September 2003. In accordance with EITF 01-09, $1.0 million and $1.5 million of these fees was offset against revenue which amount represented the excess over the fair value of the benefit received during the years ended December 31, 2002 and 2003, respectively.

In 2001 and 2002, the Company sold to eBay, and eBay leased back to the Company, certain computer equipment utilized to provide image management services to eBay and other customers. The purchase price for the equipment was approximately $5.3 million. The transactions resulted in no gain or loss to the Company. In 2002 and 2003, the Company paid eBay $2.4 million and $2.0 million, respectively, pursuant to these lease schedules. In 2003, the Company returned the underlying equipment, with a net carrying amount of $0.9 million, associated with these lease obligations and eBay forgave the remaining balances due of $1.1 million. The resulting gain of $0.2 million was recognized in cost of revenues in the statement of operations because the underlying equipment was used to generate eBay service revenues.

QUARTERLY INFORMATION (unaudited)

		FOR QUARTER ENDED
		MARCH	JUNE	SEPT	DEC
	TOTAL	31	30	30	31
FISCAL YEAR 2004:
Revenue	$3,864	$476	$1,013	$1,466	$909
Gross profit	1,338	179	428	638	93
Loss from continuing operations after income taxes(1)	(9,810)	(1,804)	(2,064)	(2,264)	(3,678)
Net loss available for common stockholders(1)	(15,609)	(3,610)	(3,627)	(3,554)	(4,818)
Loss from continuing operations per common share(1):
Basic	(0.65)	(0.25)	(0.14)	(0.12)	(0.18)
Diluted	(0.65)	(0.25)	(0.14)	(0.12)	(0.18)

F- 21 -

		FOR QUARTER ENDED
		MARCH	JUNE	SEPT	DEC
	TOTAL	31	30	30	31
Net loss per common share(1):
Basic	(0.95)	(0.41)	(0.23)	(0.18)	(0.22)
Diluted	(0.95)	(0.41)	(0.23)	(0.18)	(0.22)
FISCAL YEAR 2003:
Revenue	$2,594	$788	$495	$812	$499
Gross profit	1,014	446	125	338	105
Loss from continuing operations after income taxes(1)	(4,670)	(756)	(979)	(1,133)	(1,802)
Net income (loss) available for common stockholders(1)	(392)	(72)	(118)	(300)	96
Loss from continuing operations per common share(1):
Basic	(0.87)	(0.18)	(0.20)	(0.21)	(0.28)
Diluted	(0.87)	(0.18)	(0.20)	(0.21)	(0.28)
Net income (loss) per common share(1):
Basic	(0.05)	(0.01)	(0.02)	(0.04)	0.01
Diluted	(0.05)	(0.01)	(0.02)	(0.04)	0.01

(1) The sum of the quarterly income (loss) and income (loss) per common share amounts may differ from annual loss and annual loss per common share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations and rounding.

F- 22 -