Form 10-K/A
period 2004-12-31
IPIX CORP
filed 2005-05-02
CIK 1088022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                Amendment No. 1 to Form 10-K filed March 31, 2005

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

        Registrant's telephone number, including area code: (703)847-3660
                                _________________

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

Yes [ X ] No [ ]The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004 was $251,702,365 (based on the last sale price of $13.98).

The number of shares outstanding of the registrant's common stock, $0.001 par value, as of March 1, 2005 was 22,077,281.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the Annual Stockholders' Meeting to be held on or about May 13, 2005, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report on Form 10-K. Such Proxy Statement, except for the portions thereof which are specifically incorporated herein by reference, shall not be deemed "filed" for purposes of this report on Form 10-K.

                                EXPLANATORY NOTE

This Amendment No. 1 (this "Amendment") to the Form 10-K of IPIX Corporation ("IPIX", the "Company", "we", "our", or "us") for the year ended December 31, 2004 (the "Form 10-K"), which was originally filed on March 31, 2005, is being filed to include Management's Annual Report on Internal Controls over Financial Reporting and our Independent Registered Public Accounting Firm's Assessment of that report. ITEM 9A. "CONTROLS AND PROCEDURES" has been amended to include these reports and Item 15 has been amended to reflect the filing of the relevant exhibits with this Amendment and no other sections were affected. This Amendment is filed pursuant to Securities and Exchange Commission Release No. 34-50754, which provides an extension for the filing of these items.

This Amendment does not affect the original financial statements or footnotes as originally filed. This amendment does not reflect events occurring after the original filing of the Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

Item 9A.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this annual report on Form 10-K/A. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were not effective due to material weaknesses in the Company's internal control over financial reporting as discussed below.

(b) Management's Annual Report on Internal Control over Financial Reporting. Management, including the Company's CEO and CFO, has the responsibility for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or insufficient because of changes in operating conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

We have completed our evaluation and testing of internal control over financial reporting in accordance with the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company did not maintain effective internal control over financial reporting because of material weaknesses identified in the following areas:

1. Period-end  close process
2. Purchases and accounts payable
3. Inventory
4. Revenue and receivables
5. Information technology

Period-end Close Process

As of December 31, 2004, the Company did not maintain effective internal control over its period-end close process. The material weaknesses identified by management were primarily due to inadequate resources and expertise in accounting necessary to complete an orderly and accurate year-end close process as a result of the substantial reorganization of the Company being effected at year-end and the resignation of the chief financial officer on January 21, 2005. The following specific control deficiencies related to the preparation of the Company's financial statements have been identified and individually or in combination result in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected:

    - Management improperly classified and accounted for the sale of the AdMission business unit that occurred subsequent to year-end.
    - As part of the fourth quarter close process, senior management including business unit managers did not meet to review and discuss in detail the operating results of the fourth quarter. This is considered by management to be a key control relating to the proper recognition and classification of revenue and expenses.
    - In preparing the year-end financial statements, management did not complete a financial statement disclosure checklist. o There was lack of sufficient evidence that management performed a review for all related party transactions.
    - There was lack of evidence that management referenced the financial statements to supporting documentation and verified the mathematical accuracy of the financial statements prior to filing the Form 10-K.
    - Controls relating to the review and approval of journal entries were not adequately documented or tested.

The identified control deficiencies resulted in certain audit adjustments to, and additional disclosures made in, the Company's 2004 financial statements.

Purchases and Accounts Payable

As of December 31, 2004, the Company did not maintain effective internal control over its purchases and payables. The following specific control deficiencies related to purchases and accounts payable have been identified and individually or in combination result in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected:

    - Controls relating to wire transfers and interbank transfers were not documented and tested as of year-end by management.

    - There was lack of sufficient evidence that the authorized check signers adequately reviewed supporting documentation during the check signing process, and the testing of the related controls was not adequate.
    - Controls relating to the proper cutoff of accounts payable at year-end were not documented or tested by management. Additionally, signed checks are returned to the preparer after they have been signed which creates an incompatible duty that was not mitigated by adequate compensating controls.
    - The Company does not maintain or periodically review an approved vendor list.
    - The Company did not maintain written policies and procedures related to purchases and accounts payable.

The identified control deficiencies did not result in audit adjustments to the 2004 financial statements or restatements of previously issued financial statements. However, these control deficiencies could result in unauthorized or erroneous cash disbursements that are not prevented or detected. Additionally, the control deficiencies could result in the Company not completely and accurately recording expenses in the proper period.

Inventory

As of December 31, 2004, the Company did not maintain effective internal control over inventory. The Company remediated identified inventory related control deficiencies through December 2004. These deficiencies were considered to be material weaknesses. The remediated controls, however, had not been in operation for a sufficient period of time to enable management to obtain sufficient evidence about their operating effectiveness. The following specific control deficiencies related to inventory have been identified and individually or in combination result in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected:

    - Controls relating to the approval of inventory purchases were not adequately documented or tested.
    - Controls to ensure inventory receipts are properly received and accounted for were not adequately documented or tested.
    - Controls relating to inventory counts and the reconciliations between accounting records and inventory counts were not adequately documented or tested. Specifically, the Company did not maintain documented inventory count instructions, and there was a lack of sufficient evidence that inventory reconciliations were performed and reviewed by appropriate personnel.
    - Controls relating to the proper costing and valuation of inventory were not adequately documented or tested.

The identified control deficiencies did not result in audit adjustments to the 2004 financial statements or restatements of previously issued financial statements. However, these control deficiencies could result in the failure to adequately identify, document and analyze the conditions that should have been considered relative to the existence and expected recoverability of inventory.

Receivables and Revenue

As of December 31, 2004, the Company did not maintain effective internal control over receivables and revenue. The Company remediated identified receivables and revenue related control deficiencies through December 2004. These deficiencies were considered to be material weaknesses. The remediated controls, however, had not been in operation for a sufficient period of time to enable management to obtain sufficient evidence about their operating effectiveness. The following specific control deficiencies related to receivables and revenue have been identified and individually or in combination result in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected:

    - Controls relating to contract review, customer price lists, customer discounts and customer credit checks were not adequately documented or tested.
    - Controls relating to the review, approval and acceptance of customer sales orders were not adequately documented or tested.
    - Controls to ensure all sales to customers are timely invoiced were not adequately documented or tested.
    - Controls to ensure revenue is properly recorded in the period earned were not documented or tested.
    - Controls to ensure that sales returns and allowances are properly estimated and recorded were not documented or tested.
    - Controls relating to the receipt and application of customer cash receipts were not documented or tested.

The identified control deficiencies did not result in audit adjustments to the 2004 financial statements or restatements of previously issued financial statements. However, these control deficiencies could result in the failure to accurately record revenue in the proper period.

Information Technology

As of December 31, 2004, the Company did not maintain effective control related to its computer data backup and restore practices. The Company does not perform data backups onto removable media (e.g., tape or portable disk) which are then stored offsite. The Company did not perform and retain month-end or year-end data backups of any of its computer systems including the accounting and financial systems. This deficiency could result in the Company not being able to successfully restore critical databases to a recent point in time, thereby causing serious delays or even incorrect data in the financial reporting system.

As of December 31, 2004, the Company did not maintain effective controls relating to security of its accounting and financial systems. The Company's practices do not meet the control objective of a comprehensive assessment of security. Regular monitoring of security devices, logging of security activity and reporting of security incidents or breaches to management are not performed. Additionally, the Company does not require regular password changes for the key financial reporting systems. Unauthorized access could lead to compromised data and business functionality or loss of information assets. Additionally, unauthorized activity could impact data integrity and financial reporting.

Armanino McKenna LLP, the independent registered public accounting firm who also audited the Company's consolidated financial statements, has issued its own attestation report on management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, which is filed herewith.

(c) Changes in Internal Controls. The discussion below under "Management's Remediation Initiatives" describes the material planned and actual changes to the Company's internal control over financial reporting during the fourth quarter of 2004 and subsequent to December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As described above in paragraph (b) of Item 9A under Management's Annual Report on Internal Control over Financial Reporting, the Company identified material weaknesses in the Company's internal control over financial reporting and, as described below in paragraph (d) of this Item 9A, the Company has made, and plans to make, changes to its internal control over financial reporting.

(d) Management's Remediation Initiatives.

In response to the matters discussed in "Management's Annual Report on Internal Control Over Financial Reporting" above, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented, and plans to implement during 2005, the specific measures described below to remediate the material weaknesses described above. The Company plans to continue to review and make changes to its internal control environment as it deems appropriate or necessary to remediate the material weaknesses described herein.

Period-End Close Process.- To address these material weaknesses, we appointed a new chief financial officer, a controller and an assistant controller in April, 2005. In addition, the Company is seeking to add additional accounting staff at the corporate level. The Company plans to schedule training for accounting staff to heighten awareness of generally accepted accounting principles and to adopt more rigorous policies and procedures regarding the review and approval process for complex calculations and unusual transactions.

The Company plans to implement a periodic report checklist, which will require the signature of the Controller. The Company will assign to the Assistant Controller responsibility for referencing the financial statements to supporting documentation and verifying the mathematical accuracy of the financial statements prior to the filing of any periodic report. The Company plans to adopt documentation and testing of controls to require the appropriate review and approval of journal entries. Additionally, the chief financial officer and controller will be required to review all related party transactions and to note such review on the periodic report checklist.

As part of the reorganization of the Company's business, the Company has eliminated, in 2005, the positions of business unit general manager. The Company plans to utilize the operational expertise of Chief Executive Officer, Chief Financial Officer, and Controller to identify expenses and liabilities in order to ensure that the Company's expenses are appropriately reflected in the financial statements.

Purchases and Accounts Payable -- With regard to the Company's internal controls related to wire transfers, the Company plans to document and test these controls during the second fiscal quarter of 2005. The Company plans to conduct testing of controls requiring that authorized check signers adequately review supporting documentation during the check signing process and require evidence of such process be maintained for future review. Controls to require monthly review of accruals for accounts payable are planned to be implemented and tested. Additionally, the Company plans to implement controls requiring that an approved vendor list be maintained and reviewed periodically by the chief financial officer or controller. The Company plans to document and test written policies and procedures related to purchases and accounts payable.

Inventory - Through December 2004, the Company remediated identified inventory-related control deficiencies by implementing documentation to evidence controls relating to the approval of inventory purchases, the proper receipt and accounting of inventory receipts, the reconciliation of accounting records and inventory counts and the proper costing and valuation of inventory. The Company plans to test these controls in order to obtain sufficient evidence about their operating effectiveness. The Company will continue to evaluate these controls and may in the future implement additional measures based on the results of such testing.

Receivables and Revenue - The Company remediated identified receivables and revenue related control deficiencies by implementing documentation of controls relating to the matters described above in "Management's Annual Report on Internal Control Over Financial Reporting - Receivables and Revenue." The Company plans to test these controls in order to obtain sufficient evidence about their operating effectiveness. The Company will continue to evaluate these controls and may in the future implement additional measures based on the results of such testing.

Information Technology - To remediate the identified information technology related control deficiencies, the Company plans to implement a security and backup recovery plan which will address each of the control deficiencies described above in "Management's Annual Report on Internal Control Over
Financial Reporting - Information Technology." The Company will continue to evaluate these controls and may in the future implement additional measures based on results of such testing.

(e) Report of Independent Registered Public Accounting Firm.


To the Board of Directors and Stockholders of IPIX Corporation

We have audited management's assessment, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A - Controls and Procedures, that IPIX Corporation (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective internal controls over their period-end close process, purchases and accounts payable, inventory, receivables and revenue and information technology, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion of the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment:

Period-end Close Process

As of December 31, 2004, the Company did not maintain effective internal control over its period-end close process. The material weaknesses identified by management were primarily due to inadequate resources and expertise in accounting necessary to complete an orderly and accurate year-end close process as a result of the substantial reorganization of the Company being effected at year-end and the resignation of the chief financial officer on January 21, 2005. The following specific control deficiencies related to the preparation of the Company's financial statements have been identified and individually or in combination result in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected:

    - Management improperly classified and accounted for the sale of the AdMission business unit that occurred subsequent to year-end.
    - As part of the fourth quarter close process, senior management including business unit managers did not meet to review and discuss in detail the operating results of the fourth quarter. This is considered by management to be a key control relating to the proper recognition and classification of revenue and expenses.
    - In preparing the year-end financial statements, management did not complete a financial statement disclosure checklist.
    - There was lack of sufficient evidence that management performed a review for all related party transactions.
    - There was lack of evidence that management referenced the financial statements to supporting documentation and verified the mathematical accuracy of the financial statements prior to filing the Form 10-K.
    - Controls relating to the review and approval of journal entries were not adequately documented or tested.

The identified control deficiencies resulted in certain audit adjustments to, and additional disclosures made in, the Company's 2004 financial statements.

Purchases and Accounts Payable

As of December 31, 2004, the Company did not maintain effective internal control over its purchases and payables. The following specific control deficiencies related to purchases and accounts payable have been identified and individually or in combination result in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected:

    - Controls relating to wire transfers and interbank transfers were not documented and tested as of year-end by management.
    - There was lack of sufficient evidence that the authorized check signers adequately reviewed supporting documentation during the check signing process, and the testing of the related controls was not adequate.
    - Controls relating to the proper cutoff of accounts payable at year-end were not documented or tested by management. Additionally, signed checks are returned to the preparer after they have been signed which creates an incompatible duty that was not mitigated by adequate compensating controls.
    - The Company does not maintain or periodically review an approved vendor list.
    - The Company did not maintain written policies and procedures related to purchases and accounts payable.

The identified control deficiencies did not result in audit adjustments to the 2004 financial statements or restatements of previously issued financial statements. However, these control deficiencies could result in unauthorized or erroneous cash disbursements that are not prevented or detected. Additionally, the control deficiencies could result in the Company not completely and accurately recording expenses in the proper period.

Inventory

As of December 31, 2004, the Company did not maintain effective internal control over inventory. The Company remediated identified inventory related control deficiencies through December 2004. These deficiencies were considered to be material weaknesses. The remediated controls, however, had not been in operation for a sufficient period of time to enable management to obtain sufficient evidence about their operating effectiveness. The following specific control deficiencies related to inventory have been identified and individually or in combination result in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected:

    - Controls relating to the approval of inventory purchases were not adequately documented or tested.
    - Controls to ensure inventory receipts are properly received and accounted for were not adequately documented or tested.
    - Controls relating to inventory counts and the reconciliations between accounting records and inventory counts were not adequately documented or tested. Specifically, the Company did not maintain documented inventory count instructions, and there was a lack of sufficient evidence that inventory reconciliations were performed and reviewed by appropriate personnel.
    - Controls relating to the proper costing and valuation of inventory were not adequately documented or tested.

The identified control deficiencies did not result in audit adjustments to the 2004 financial statements or restatements of previously issued financial statements. However, these control deficiencies could result in the failure to adequately identify, document and analyze the conditions that should have been considered relative to the existence and expected recoverability of inventory.

Receivables and Revenue

As of December 31, 2004, the Company did not maintain effective internal control over receivables and revenue. The Company remediated identified receivables and revenue related control deficiencies through December 2004. These deficiencies were considered to be material weaknesses. The remediated controls, however, had not been in operation for a sufficient period of time to enable management to obtain sufficient evidence about their operating effectiveness. The following specific control deficiencies related to receivables and revenue have been identified and individually or in combination result in more that a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected:

    - Controls relating to contract review, customer price lists, customer discounts and customer credit checks were not adequately documented or tested.
    - Controls relating to the review, approval and acceptance of customer sales orders were not adequately documented or tested.
    - Controls to ensure all sales to customers are timely invoiced were not adequately documented or tested.

    - Controls to ensure revenue is properly recorded in the period earned were not documented or tested. o Controls to ensure that sales returns and allowances are properly estimated and recorded were not documented or tested.
    - Controls relating to the receipt and application of customer cash receipts were not documented or tested.

The identified control deficiencies did not result in audit adjustments to the 2004 financial statements or restatements of previously issued financial statements. However, these control deficiencies could result in the failure to accurately record revenue in the proper period.

Information Technology

As of December 31, 2004, the Company did not maintain effective control related to its computer data backup and restore practices. The Company does not perform data backups onto removable media (e.g., tape or portable disk) which are then stored offsite. The Company did not perform and retain month-end or year-end data backups of any of its computer systems including the accounting and financial systems. This deficiency could result in the Company not being able to successfully restore critical databases to a recent point in time, thereby causing serious delays or even incorrect data in the financial reporting system.

As of December 31, 2004, the Company did not maintain effective controls relating to security of its accounting and financial systems. The Company's practices do not meet the control objective of a comprehensive assessment of security. Regular monitoring of security devices, logging of security activity and reporting of security incidents or breaches to management are not performed. Additionally, the Company does not require regular password changes for the key financial reporting systems. Unauthorized access could lead to compromised data and business functionality or loss of information assets. Additionally, unauthorized activity could impact data integrity and financial reporting.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 30, 2005 on those consolidated financial statements.

In our opinion, management's assessment that IPIX Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, IPIX Corporation has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).



/s/ ARMANINO McKENNA  LLP

San Ramon, California

April 27, 2005

Item 15.  Exhibits and Financial Statement Schedules.

   (a)

         (1) See documents filed as part of the Form 10-K originally filed.

         (2) See schedules  provided as part of the Form 10-K  originally filed.

   (c) Exhibits. The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number                         Description
-------                        -----------

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

10.16* Separation Agreement dated January 25, 2005, between IPIX Corporation and Paul A. Farmer (incorporated herein by reference to Form 8-K as filed with the Commission on January 31, 2005).
10.17##     Lease dated February 3, 2005,  between IPIX  Corporation  and
            Oak Ridge Technical Center Partners - One, LP
10.18 Patent Purchase, License and Repurchase Agreement dated February 11, 2005, between IPIX Corporation and AdMission Corporation (incorporated by reference to Form 8-K filed with the Commission on February 17, 2005).
10.19 Trademark/Service Mark License Agreement dated February 11, 2005, between IPIX Corporation and AdMission Corporation (incorporated by reference to Form 8-K filed with the Commission on February 17,
            2005).
14.1 Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Form 10-K filed with the Commission on March 30, 2004)
14.2 Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed with the Commission on March 30, 2004)

16.1 Letter dated June 15, 2004 regarding change in certifying accountant (incorporated by reference to Form 8-K filed with the Commission on June 18, 2004).
21.1 Subsidiaries of the Registrant (incorporated herein by reference to Form 10-K filed with the Commission on March 31, 2003).

23.1##      Consent of PricewaterhouseCoopers LLP

23.2##      Consent of Armanino McKenna LLP
23.3#       Consent of Armanino McKenna LLP
24.1        Power of Attorney (previously included on page 28 of Form 10-K filed on March 31, 2005)

31.1## Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2## Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.3# Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.4# Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32## Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Executive  Compensation  Plan or Agreement
# Filed Herewith
## Previously filed with Form 10-K on March 31, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       IPIX CORPORATION
                                       By: /s/Clara M. Conti
                                          ------------------------------
                                           Clara M. Conti
                                           President and Chief Executive Officer

                                       Date:  May 2, 2005

                                                                   EXHIBIT 23.3



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (No. 333-115180, 333-71690) and Form S-8 (No. 333-105493,
333-76808,  333-40160,  333-36068,  333-33358,  333-87309 and 333-89499) of IPIX
Corporation of our report dated April 27, 2005 relating to management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in this Form 10-K/A.



/s/ ARMANINO McKENNA  LLP

San Ramon, California

April 27, 2005

                                                                  EXHIBIT 31.3


RULE 13A-14(A)/15D-14(A) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Clara Conti, the President and Chief Executive Officer of IPIX Corporation, certify that:

1.   I have reviewed this report on Form 10-K/A of IPIX Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

    a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

    b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

    c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

    d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date May 2, 2005


/s/ Clara M. Conti
------------------------------
Clara M. Conti
President and Chief Executive Officer

                                                                  EXHIBIT 31.4

RULE 13A-14(A)/15D-14(A) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Charles A. Crew, Chief Financial Officer of IPIX Corporation, certify that:

1.   I have reviewed this report on Form 10-K/A of IPIX Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the registrant and have:

     a. Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurances regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date May 2, 2005


/s/ Charles A. Crew
------------------------------
Charles A. Crew
Chief Financial Officer