Form 10-Q
period 2005-03-31
IPIX CORP
filed 2005-05-10
CIK 1088022

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                          Commission File No. 000-26363

                                IPIX Corporation
             (Exact name of registrant as specified in its charter)

                Delaware                               52-2213841
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

                             12120 Sunset Hills Road
                                    Suite 410
                             Reston, Virginia 20190
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (703) 674-4100

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, as of May 1, 2005 was 22,299,368.

                                IPIX CORPORATION
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                      INDEX

  PART I -- FINANCIAL INFORMATION...........................................................................................    3

     Item 1. Condensed Consolidated Financial Statements (unaudited).......................................................     3

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.........................    13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk....................................................    19

     Item 4. Controls and Procedures.......................................................................................    19

  PART II -- OTHER INFORMATION..............................................................................................   21

     Item 1. Legal Proceedings.............................................................................................    21

     Item 6. Exhibits......................................................................................................    21

  Signatures...............................................................................................................    22

  Exhibit Index............................................................................................................    23

PART I--FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

                                IPIX CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                         March 31,   December 31,
                                                                                                           2005          2004
                                                                                                      -------------  ------------
                                                                                                        (unaudited)       (1)
 (in thousands, except share amounts)

                                                ASSETS
 Cash and cash equivalents.........................................................................   $      8,896     $    12,784
 Restricted cash and short term investments........................................................          1,180             550
 Short term investments............................................................................            895             895
 Accounts receivable, net..........................................................................            293             414
 Inventory, net....................................................................................          2,401           2,334
 Prepaid expenses and other current assets.........................................................          1,678           1,512
 Assets held for sale for discontinued operations..................................................             --             321
                                                                                                      -------------     ----------
       Total current assets........................................................................         15,343          18,810
 Computer hardware, software and other, net........................................................            912             716
 Restricted cash and other long term assets........................................................             88             718
                                                                                                      ------------     -----------
       Total assets................................................................................   $     16,343     $    20,244
                                                                                                      ============     ===========

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
 Accounts payable..................................................................................   $        696     $     1,043
 Accrued liabilities...............................................................................          3,818           3,376
 Deferred revenue..................................................................................            137              84
 Liabilities held for sale for discontinued operations.............................................             --             164
 Current portion of obligations under capital leases...............................................             --             220
                                                                                                      -------------     -----------
       Total current liabilities...................................................................          4,651           4,887
 Other long term liabilities.......................................................................            109             142
                                                                                                      ------------     -----------
          Total liabilities........................................................................          4,760           5,029
                                                                                                      ------------     -----------

 STOCKHOLDERS' EQUITY:
 Preferred stock , $0.001 par value, 5,001,100 authorized, 290,347 shares issued and outstanding...             --              --
 (Aggregate liquidation value: $7,440 and $7,325)
 Common stock, $0.001 par value, 50,000,000 authorized, 22,239,154 and 21,539,058 shares issued
 and outstanding ..................................................................................             22              22
 Additional paid-in capital........................................................................        535,908         533,659
 Accumulated deficit...............................................................................       (524,347)       (518,466)
                                                                                                      -------------    ------------
       Total stockholders' equity..................................................................         11,583          15,215
                                                                                                      -------------    ------------

       Total liabilities and stockholders' equity..................................................   $     16,343     $    20,244
                                                                                                      ============     ===========

(1) The December 31, 2004 balances were derived from the audited consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

                                IPIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               Three months ended
                                                                                   March 31,
                                                                         -------------------------------
                                                                              2005              2004
                                                                         --------------    --------------
                   (in thousands, except per share data)
    Revenue:
    Hardware.........................................................       $     317         $     213
    Licenses and other...............................................             351               263
                                                                            ---------         ---------
       Total revenue.................................................             668               476
                                                                            ---------         ---------

    Cost of revenue:
    Hardware.........................................................             170               145
    Licenses and other...............................................             196               152
                                                                         ------------      ------------
       Total cost of revenue.........................................             366               297
                                                                            ---------         ---------

       Gross profit..................................................             302               179
                                                                            ---------         ---------

    Operating expenses:
    Sales and marketing..............................................           1,715               847
    Research and development.........................................             666               446
    General and administrative.......................................           2,294               693
    Loss on impairment of investment                                              253                --
                                                                         ---------------    ------------
       Total operating expenses......................................            4928             1,986
                                                                            ---------         ---------

    Loss from operations.............................................          (4,626)           (1,807)
    Other............................................................             105                 4
                                                                            ---------         ---------

    Loss from continuing operations..................................          (4,521)           (1,803)
    Loss from discontinued operations, net of taxes..................          (1,360)           (1,407)
                                                                            ---------         ----------

    Net loss.........................................................          (5,881)           (3,210)
    Preferred stock dividends........................................            (115)             (400)
                                                                            ---------         ----------
    Net loss available to common stockholders........................       $  (5,996)        $  (3,610)
                                                                            =========         ==========

    Basic and diluted loss per share:
       Continuing operations ........................................       $   (0.21)        $   (0.25)
       Discontinued operations ......................................           (0.06)            (0.16)
                                                                            ----------        ----------
    Net loss per common share to common stockholders - basic and diluted    $   (0.27)        $   (0.41)

    Weighted average common shares, basic and diluted................          21,938             8,901


See accompanying notes to the unaudited condensed consolidated financial statements.

                                IPIX CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                Three months ended
                                                                                                                     March 31,
                                                                                                                ------------------
                                                                                                                  2005      2004
                                                                                                                --------   -------
                                                     (In thousands)

Cash flows from operating activities:
Net (loss)...................................................................................................   $ (5,881)$   (3,210)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation.................................................................................................        121        289
Change in inventory reserve..................................................................................         32         --
Stock based compensation expense.............................................................................        794         --
Changes in operating assets and liabilities:
   Accounts receivable.......................................................................................        121       (103)
   Inventory.................................................................................................        (99)      (203)
   Prepaid expenses and other current assets.................................................................       (166)       118
   Other long term assets....................................................................................        321        134
   Accounts payable..........................................................................................       (347)      (210)
   Accrued liabilities and other.............................................................................        157       (174)
   Deferred revenue..........................................................................................         53         (7)
                                                                                                                ---------  ---------
      Net cash (used in) operating activities................................................................     (4,894)    (3,366)
                                                                                                                ---------  ---------

Cash flows from investing activities:
Purchases of computer hardware, software and other...........................................................       (317)       (38)
                                                                                                                ---------- ---------
      Net cash (used in) investing activities................................................................       (317)       (38)
                                                                                                                ---------- ---------

Cash flows from financing activities:
Proceeds from issuance of common stock.......................................................................      1,543        362
Repayments of capital lease obligations......................................................................       (220)      (218)
                                                                                                                ---------- ---------
      Net cash provided by financing activities..............................................................      1,323        144
                                                                                                                ---------- ---------

Net decrease in cash and cash equivalents....................................................................     (3,888)    (3,260)
Cash and cash equivalents, beginning of period...............................................................     12,784     10,241
                                                                                                                ---------- ---------

Cash and cash equivalents, end of period.....................................................................   $  8,896 $    6,981
                                                                                                                ========== =========

See accompanying notes to the unaudited condensed consolidated financial statements

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. THE COMPANY

IPIX Corporation ("IPIX" or "Company"), formally Internet Pictures Corporation, provides mission-critical imaging solutions for commerce, communication and security applications. The Company's solutions create, process and manage a rich variety of media including still images, 360-degree by 360-degree immersive images and video. During 2004, the Company focused on realigning its core competencies with its strategic business goals. The InfoMedia business unit, formerly responsible for the development, marketing and sales of immersive photography products, was integrated with the security business unit. The still photography product teams now work closely with the video product teams leveraging mature development processes and expertise; and the sales and marketing of each product line is conducted as a coordinated effort. In markets where customers benefit from combined products (video and stills) in a single offering, this new structure allows IPIX to do so seamlessly. In addition, in February 2005 we sold the AdMission business unit, which developed and sold products to the online advertising market. In accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standard ("FAS") No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets"("FAS 144"), the assets and liabilities related to the AdMission business unit were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations (see Note 3).

Our extensive intellectual property covers patents for Full-360 degree imaging, video and surveillance applications.

The accompanying unaudited, condensed and consolidated financial statements include the accounts of IPIX Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation and PW Technology, Inc. The consolidation of these entities will collectively be referred to as the Company or IPIX. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited, condensed and consolidated financial statements of IPIX Corporation, a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2005 and December 31, 2004, the results of operations for the three months ended March 31, 2005 and 2004 and cash flows for the three months ended March 31, 2005 and 2004. Results of operations for the three months ended March 31, 2005 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2005. Please refer to the Company's 2004 Annual Report on Form 10-K, as amended on Form 10-K/A, for the complete consolidated financial statements for the period ended December 31, 2004.

2. GOING CONCERN CONSIDERATIONS

The accompanying condensed and consolidated financial statements have been presented in accordance with U.S. GAAP, which assume the continuity of the Company as a going concern. During the three months ended March 31, 2005 and in the prior fiscal years, the Company experienced, and continues to experience, certain issues related to cash flow and profitability. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that it can generate sufficient cash flow to fund its operations through the launch and sale of new products in 2005. In addition, management will monitor the Company's cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. Management will focus on operating costs in relation to revenue generated and its strategic initiatives for growing the immersive imaging solutions business. In line with this focus the Company completed the sale of the AdMission business unit to AdMission Corporation in the first quarter of 2005 (See Note 3).

In addition, the Company's operating results in 2005 will be dependent upon the its ability to provide quality products and services and is subject to the risk of an unfavorable lower demand for its products and services. Management believes, however, that the Company has sufficient cash reserves to meet its funding needs for 2005. The Company finished the first quarter of 2005 with approximately $10,971 thousand in cash reserves (cash and cash equivalents of $8,896 thousand, short-term restricted investments of $550 thousand, short-term restricted cash of $630 thousand and short-term investments of $895 thousand).

Management expects to continue to make significant investments in the sale and marketing of new products, which may consume available cash reserves. Depending upon the Company's ability to sell its new products, the timeliness of collection of accounts receivable and other potential working capital needs, as well as the timing and rate of revenue growth and management's ability to control costs, the Company may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to the Company. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations which would have an adverse effect on its financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. DISCONTINUED OPERATIONS

On February 11, 2005, the Company and AdMission Corporation, a privately held Delaware corporation ("AdMission") closed the transactions under the asset purchase agreement dated January 11, 2005 between the parties (the "Asset Purchase Agreement"). Pursuant to the terms of the Asset Purchase Agreement, IPIX sold to AdMission certain of its assets (including certain patent rights and other intellectual property) and contracts relating to its IPIX AdMission business unit (the "AdMission Business"). In consideration for the sale, IPIX received 1,035,000 shares of the Series A Convertible Preferred Stock of AdMission and a warrant to purchase 200,000 shares of the Common Stock of AdMission. Additionally, AdMission assumed certain liabilities associated with the AdMission business unit. In accordance with FAS 144, the assets and liabilities related to the AdMission business were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations for each quarter and for each full year presented. The preferred stock and warrant were recorded as an asset investment in AdMission and subsequently written-down to zero. This write-down was based on Management's assessment of market value of the investment related to the carrying value of the asset which was based upon AdMission's first quarter loss until the sale date and the marketability of the private company's stock. The sale of assets and liabilities to AdMission consists of fixed assets of $253 thousand, prepaid items of $62 thousand and deferred revenue of $62 thousand. The operating results of AdMission for 2005 were also reclassified to discontinued operations. During the first quarter of 2005, the Company incurred non-cash compensation expenses of $794 thousand associated with the acceleration of stock options related to the sale of the AdMission business unit.

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

IPIX and AdMission also entered into an IPIX Trademark/Service Mark License Agreement which provides AdMission with an eighteen (18) month royalty-free, nonexclusive license to use certain IPIX marks and certain other trademarks and business brands in connection with the conduct of the AdMission Business.

Other than the obligation to provide AdMission with a license of certain IPIX marks and certain other trademarks and business brands pursuant to the IPIX
Trademark/Service Mark License Agreement, the Company has no continuing obligations to AdMission.

Revenues, operating expenses and loss from discontinued operations for the three months ended March 31, 2005 and 2004 are as follows:

    (in thousands)                                  Three Months Ended March 31,
                                                    ----------------------------
                                                        2005           2004
                                                    ------------     -----------
                                                            (unaudited)

    Revenue....................................           $159           $246
    Cost of Revenue............................            220            678
    Gross profit...............................            (61)          (432)

    Operating expenses:
     Sales and marketing.......................            908            495
     Research and development..................            391            480
     Total operating expenses..................          1,299            975
    Loss from discontinued operations..........         (1,360)        (1,407)
                                                    ============     ===========

4. CASH, CASH EQUIVALENTS AND RESTRICTED SHORT TERM INVESTMENTS

We consider all highly liquid debt instruments with a remaining maturity at date of purchase of three months or less to be cash equivalents.

At March 31, 2005, we had a $1,445 thousand short term investment which matures on June 19, 2005, $550 thousand of which has been provided as collateral for certain capital lease obligations and, accordingly, classified as restricted short term investments. We will renew the investment for successive short term periods until the capital lease obligation restrictions are removed. At March 31, 2005, we also had $630 thousand of cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in 2006 and, accordingly, classified as short term restricted cash.

5. EQUITY

During the three months ended March 31, 2005, we issued 700,096 shares of common stock upon exercise of employee stock options. Our total proceeds from the first quarter exercises of theses options were $1,455 thousand. During the three months ended March 31, 2004, we issued 442,144 shares of common stock upon exercise of stock options. Our total proceeds from the first quarter 2004 option exercises were $641 thousand, $279 thousand of which was collected in the second quarter of 2004. As of March 31, 2005, we have collected $88 thousand from our employees' second quarter 2005 Employee Stock Purchase Plan ("ESPP") purchases.

6. NET LOSS PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Net income (loss) available to common stockholders is calculated as the net income (loss) less cumulative preferred stock dividends for the period. If dilutive, the participation right of the preferred stock is reflected in the calculation of basic income (loss) per share using the "if converted" method or the "two class method," if more dilutive. Warrant and stock options could potentially dilute basic loss per share in the future but were not included in the computation of diluted loss per share because to do so would have been antidilutive for the three months ended March 31, 2005 and 2004. For all periods presented herein, the Company's diluted loss per share is equal to its basic loss per share because the effects of exercise were anti-dilutive given the losses the Company incurred during such periods.

The following table sets forth the computation of basic and dilutive loss per common share for the periods indicated:

                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
                      (In thousands, except per share)                        2005         2004
                                                                         -------------  ----------
                                                                                  (unaudited)
Numerator:
Loss from continuing operations......................................      $  (4,521)   $  (1,803)
Loss from discontinued operations, net of tax........................         (1,360)      (1,407)
                                                                           ---------    ---------
Net income (loss)....................................................         (5,881)      (3,210)
Preferred stock dividends............................................           (115)        (400)
                                                                           ---------    ----------

Net loss available to common stockholders............................      $  (5,996)   $  (3,610)
                                                                           =========    ==========

Denominator:
   Weighted average shares outstanding -- Basic and diluted...........        21,938        8,901
                                                                            =========   ==========

Loss per Common Share, Continuing Operations.........................       $  (0.21)   $   (0.25)
Loss per Common Share, Discontinued Operations.......................          (0.06)       (0.16)
                                                                            ---------   ----------
Loss per Common Share, Basic and Diluted.............................       $  (0.27)   $   (0.41)
                                                                            =========   ==========

The following table sets forth potential common stock shares that are not included in the diluted net loss per common share calculation because to do so would be antidilutive for the three months ended March 31, 2005 and 2004 as a result of the net loss available to common stockholders:

 (Shares in thousands)                                   Three months ended
                                                              March 31,
                                                         ------------------
                                                          2005        2004
                                                         -------    --------
                                                             (unaudited)
 Stock options...................................         1,419         888
 Convertible preferred stock.....................         2,954      10,970
 Series B Warrants...............................           -           195

Not included in the table above, were the following rights to purchase common stock where the average exercise price was greater than the average common share price during the period and, accordingly, they were excluded from diluted net loss per common share for the three month periods ended March 31, 2005 and 2004:

(Shares in thousands)                                                              Three months ended
                                                                                        March 31,
                                                                                   2005        2004
                                                                                ----------  ----------
                                                                                      (unaudited)
Average share price of IPIX common stock...................................     $   3.70      $   2.55
Stock options:
Shares excluded (average exercise price of options $15.59 in 2005
and $18.78 in 2004)........................................................        1,180           887
Series B Warrants (exercise price $4.34)...................................          917           921
Common Warrants (average exercise price $147.41 in 2005 and $165.33 in                32           137
2004)......................................................................

7. RESTRUCTURING AND OTHER

During the three months ended March 31, 2005, payments of $15 thousand were made against our lease restructuring accrual which was established by various restructuring actions from 2000 to 2004. At March 31, 2005 the remaining balance in the lease restructuring accrual was $242 thousand.

In subsequent quarters of 2005, we anticipate incurring additional costs of approximately $1,700 thousand in connection with the closing of our San Ramon office. These costs include approximately $1,200 thousand in lease termination costs and $500 thousand in asset disposal cost.


8. STOCK-BASED COMPENSATION -- FAIR VALUE DISCLOSURES

In December 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure," an amendment to FAS No. 123, "Accounting for Stock-Based Compensation." FAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based compensation. Stock options are accounted for using the intrinsic method in accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized. The pro forma information is as follows:

                                                                           Three months ended March
                                                                                     31,
                                                                         -----------------------------
                       (in thousands, except per share data)                 2005             2004
                                                                         -------------     -----------
                                                                                 (unaudited)
 Net loss, as reported                                                     $(5,996)          $(3,610)
 Stock-based employee compensation under the intrinsic
 method included in net loss as reported is $794 in 2005 and $0 in 2004
 Stock-based employee compensation under fair value
 method of FAS No. 123                                                        (701)             (287)
                                                                         -------------     -----------
 Net loss pro forma                                                        $(6,697)          $(3,897)
 Net loss per share basic and diluted - as reported                        $ (0.27)          $ (0.41)
 Net loss per share basic and diluted - pro forma                          $ (0.31)          $ (0.44)

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

We calculated the fair value of each award on the date of grant using the Black-Scholes pricing model. The following assumptions were used for each respective period:

                                                       Three Months Ended
                                                           March 31,
                                                           ---------
                                                     2005             2004
                                                     ----             ----
                                                           (unaudited)
Risk-free interest rates......................       5.0%             4.0%
Expected lives (in years).....................       4.0              4.0
Dividend yield................................         0%               0%
Expected volatility...........................       154%             141%


9. INVENTORY

Our inventory consists primarily of finished camera products and camera components. Our inventory is valued at the lower of cost, or market, using the FIFO method. The table below shows our inventory mix as of March 31, 2005 and December 31, 2004:


 (In thousands)                                     March 31,   December 31,
                                                      2005           2004
                                                      ----           ----
                                                  (unaudited)
Components..................................      $    1,507    $    1,628
Finished goods..............................           1,209         1,052
Inventory reserve...........................            (315)         (346)
                                                  ------------- -----------
Inventory, net..............................      $    2,401    $    2,334
                                                  ==========    ==========


10. COMMITMENTS AND CONTINGENCIES

Commitments

The table below shows our total contractual obligations as of March 31, 2005, updated for the lease entered into on April 18, 2005:

(In thousands)                                                                             Payments Due by Period
                                                                        --------------------------------------------------------
                                                                                    Less than                          After 5
                                                                          Total      a year     1-3 years  4-5 years    years
                                                                        --------    ---------   ---------  ---------   --------
Operating leases....................................................    $  3,883     $ 1,104     $  2,038    $ 657      $ 83

At March 31, 2005, we had $630 thousand of cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in 2006 and, accordingly, classified as short term restricted cash.

On February 3, 2005, we entered into a lease agreement with Oak Ridge Technical Center Partners - One, L.P. ("Landlord"). The Lease is for a period of five years beginning May 1, 2005. The base rent is approximately $313 thousand per year and will increase by approximately $5 thousand each year beginning in April 2006. In addition to the base rent, we are required to pay certain taxes and a pro rata share of operating expenses. We are also responsible for the costs of certain tenant improvements associated with the new facility, but will be entitled to reimbursement for certain costs from the Landlord. The Lease also provides for three 36 month renewal options at 95% of the then prevailing fair market rents.

On April 18, 2005, we entered into a sublease agreement with Thomas Group, Inc. with respect to our new corporate headquarters in Reston, Virginia. The sublease is for a period of 31 months beginning April 15, 2005. The base rent is approximately $298 thousand per year and will increase by approximately three

(3%) percent each year beginning April 1, 2006. In addition to the base rent, we are responsible for any increases in operating expenses and property taxes billed to the landlord and paid by Thomas Group. We are also responsible for the costs of tenant improvements. All terms and conditions of the master lease between Thomas Group and REC Partners, L.P. dated February 15, 2000 are incorporated into and made part of the sublease.

Contingencies

On June 15, 2003, we filed an action against Mr. Ford Oxaal and his company, Minds-Eye-View, (together, "Oxaal") in the United States District Court for the Eastern District of Tennessee. In the complaint, we asserted claims for patent infringement, false designation of origin, false description or representation, unfair or deceptive acts and tortious interference in connection with Oxaal's competing software product marketed under the name "Click Away." On August 8, 2003, Oxaal filed its answer asserting counterclaims for non-infringement, invalidity, unenforceability, breach of contract, patent misuse, Lanham Act violations and tortious interference. We denied all of Oxaal's allegations. The case was stayed pending settlement negotiations, which have since terminated. In response, on March 15, 2005, we filed a motion to vacate the stay so that our lawsuit can proceed in due course.

On March 4, 2005, Grandeye Ltd. filed a complaint in the United States District Court for the Eastern District of Virginia against us alleging that Grandeye is not infringing our patents, that our patents are invalid and are not owned by us and that we engaged in false advertising, unfair competition, tortious interference and antitrust violations. The Company denied these allegations and filed counterclaims alleging Grandeye is infringing the Company's patents. On March 24, 2005, we filed a motion to move the case to the United States District Court for the Eastern District of Tennessee.

We intend to vigorously defend each of the above referenced lawsuits. Because of the inherent uncertainties related to this type of litigation, we are unable to predict the ultimate outcome of these cases, or the likelihood or amount of our potential liability, if any, of these cases. However, if we are not successful in defending or settling these matters, these cases could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

11. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FAS No. 123 (R), "Share-Based Payment" to replace FAS No. 123, "Accounting for Stock-Based Compensation" and APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS No. 123 (R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for interim or annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of FAS No. 123(R) will have a material impact on the Company's consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures (See Note 8).

In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS No. 123(R).The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on our consolidated results of operations and earnings per share as we will be required to expense the fair value of our stock option grants and stock purchases under our employee stock purchase plan rather than disclose the impact on our consolidated net income within our footnotes, as is our current practice.

12. SEGMENTS.

In 2004, the Company focused on realigning our core competencies with our strategic business goals. In 2005, the InfoMedia business unit, formerly responsible for the development, marketing and sales of immersive photography products, was integrated with the security business unit. Still photography product teams now work closely with the video product teams leveraging mature development processes and expertise; and the sales and marketing of both product lines is conducted as a coordinated effort. In markets where customers benefit from combined products (video and stills) in a single offering, this new structure allows IPIX to do so seamlessly. In addition, in February 2005, we sold the AdMission business unit, which developed and sold products to the online advertising market. (See Note 3) As such, the Company's management does not evaluate the performance of any segment of the business but rather the business as a whole, therefore, there are no separate segments to report.

13. CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short term investments and accounts receivable. Cash, cash equivalents and short term investments are deposited with high quality financial institutions. Our accounts receivable are derived from revenue earned from customers located in the U.S. and abroad. We perform ongoing credit evaluations of our customers' financial condition and in certain instances require partial or full payment prior to shipment, however, we do not require collateral from our customers.

The following table summarizes the revenue from customers in excess of 10% of total revenues:

                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                       2005         2004
                                                       ----       -------

Homestore.........................................      -%          16%
General Dynamics..................................      -%          20%
Evolve............................................     10%           -%

At March 31 2005, our Australian distributor represented 22% of accounts receivable. Substantially all amounts due from Evolve, our Australian distributor, as of March 31, 2005, were collected during April 2005. At December 31, 2004, Homestore and our UK Distributor represented 21% and 11% of accounts receivable, respectively.

On October 1, 2004, the license agreement dated January 12, 2001 (the "License Agreement") between the Company and Homestore Virtual Tours, Inc. ("Homestore") was terminated. Under the License Agreement, Homestore had the exclusive right to sell our virtual tour technology to the U.S. residential real estate market and was required to pay us a royalty for each virtual tour sold. As a result of the termination, Homestore no longer has the exclusive right to sell our virtual tour technology to the U.S. residential real estate market, and we may sell directly, or license another third party to sell, our virtual tour technology into this market. We mutually released each other from any further obligations under the License Agreement.

14. LIQUIDATION PREFERENCE AND PREFERRED STOCK DIVIDENDS

On September 26, 2001, Image Investor Portfolio, a separate series of Memphis Angels, LLC ("Image") and certain strategic investors completed the purchase of 1,115,080 shares of the Series B Preferred Stock for total consideration of $22,302 thousand. Each share of the Series B Preferred Stock is convertible into approximately 9.2 shares of our common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. As of March 31, 2005, 290,347 shares of Series B Preferred Stock remain outstanding with a liquidation preference, defined below, of $7,440 thousand, which includes $1,633 thousand in accrued dividends in arrears on the Series B Preferred Stock.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual
Report on Form 10-K, as amended on Form 10-K/A. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

Overview

Our Business

During the last quarter of 2004, we undertook a fundamental restructuring of the Company to position ourselves as the leader in immersive imaging technologies for visual intelligence applications. We develop immersive video and still photography products for major markets in surveillance, visual documentation and forensic analysis. This restructuring included the merging of the InfoMedia and the Security business units and a change in our sales structure which broadened our emphasis on both direct sales, indirect sales and channel development. The new structure also enables us to develop product offerings that include both video and still products for customers in the same market. IPIX has aligned its product lines with our core competencies in immersive video and still technology. The restructuring was completed with the sale of the AdMission business unit in February of 2005. In accordance with FAS 144, the assets and liabilities related to the AdMission business unit were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations for all periods presented.

Immersive Video Products: Formerly the Security business unit, provides a full 360-degree immersive video capability for government and commercial security markets. Patent protected technology is used in digital video systems that provide complete and continuous situational awareness. These products are currently being marketed to government agencies and commercial accounts for security applications, visual documentation and surveillance.

Immersive Still Photography Products: Formerly the InfoMedia business unit, provides for creation of Full-360 degree panoramic photography and movie content. Markets for these products are government agencies, professional photographers, ad and creative media agencies, web developers and creators of visual documentation.

Products

CommandView: Multi-mega-pixel network cameras, with fisheye lens, patented Full-360 viewing technology and camera management software to provide a unique award-winning `see everything' video surveillance and security camera system that can see in all directions, simultaneously with no moving parts and no blind spots. Features include low light performance; remote, secure monitoring; digital pan-tilt-zoom; and weather reliability.

IPIX Interactive Studio: A single integrated solution for panorama photographers that can automate a wide variety of tasks previously requiring separate tools. Makes creating multiple Full-360 degree images as simple as a drag-and-drop of fisheye source images into the application, selecting the output file formats desired and hitting the save button. Features include image editors, image format converter tools and high dynamic range image compositors.

Target Markets

CommandView: For Commercial facilities such as banks and retail outlets. Government agencies with responsibility for security infrastructure protection related to ports, harbors, waterways, dams, conventional and nuclear power stations, utilities, airports and mass transit rail systems. Also in the military, perimeter force protection, unmanned vehicles and special operations.

IPIX Interactive Studio: For Visual documentation markets such as facilities management; private and government infrastructure management and service departments; and vertical market data-warehouse solutions providers such as insurance and mapping.

Business Models

Immersive video: Camera systems marketed to end users both directly and through distributors in the U.S. and via world-wide network of distributors. Camera systems will retail from $1,000 to $25,000, depending upon configuration.

Immersive still: Software platform and supporting hardware products primarily marketed over the internet to the real estate, travel, hospitality and visual documentation industries.

Business Trends and Conditions

On March 31, 2004, the Company launched a new family of Full-360 degree real-time video camera systems. Shipment of these products to distributors began in late June 2004. These new camera systems generate revenues from sales to both end-users and resellers. In April 2005, at the ISC West trade show, the Company announced its newest product the CommandView(TM) Day/Night Dome camera that combines Full-360 degree views in low-light, no-light and infrared lighting-assisted environments. The Company continues to develop additional products and features for the security and surveillance market. Also at the ISC West trade show, we announced an OEM agreement with ObjectVideo to market software for intelligent video surveillance. In April 2005, we announced a partnership with VistaScape to integrate their SiteIQ(TM) tm surveillance software with our CommandView(TM) cameras. These products will be available for shipment in the third quarter of 2005.

Our full-360 degree technology used by the immersive still photography products primarily generates revenues in two ways: licenses of software and the sale of camera equipment. In the past, we utilized "keys" to license our technology to capture and save a single immersive image. With the launch of the IPIX Interactive Studio, we now offer time-based seat or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year.

In response to our change in sales structure the Company hired 11 additional sales staff focused on direct and channel sales both in the U.S. and internationally to market immersive video products. The Company currently has approximately fifty resellers in the U.S. and five distributors internationally. In addition, the still sales had 336 new accounts in the first quarter of 2005.

Our immersive still photography products business unit will now market and sell our virtual tour photography solution, the IPIX Interactive Studio, directly to the U.S. real estate market and will expand its hometour360 program to support a wider range of imaging technologies. As a result, we believe that real estate agents and photographers will benefit from a broader choice of panoramic imaging solutions and enhanced marketing capabilities. We also provide professional services to customers that request specific customizations or integrations of our products and services.

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

Revenue Recognition

We recognize revenue in accordance with SOP 97-2, "Software Revenue Recognition" and SEC Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." We derive revenue from product sales and services we provide to customers. Product revenue includes Immersive still and video hardware and licenses (formerly InfoMedia and Security). Service revenues are primarily from transactions where a seller uses our image management products to enhance their on-line offering.

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

Allowances for Doubtful Accounts

Significant management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences could result in the amount and timing of expense recorded if management had different judgment or utilized different estimates as the latter related to different reporting periods.

Reserve for Inventory Obsolescence

Significant management estimates must be made and used in conjunction with establishing the inventory obsolescence reserve in any accounting period. This may occur as a result of technological advances, out of production sub-assemblies, radical changes in market demand or change of suppliers. Management periodically reviews the inventory aging, turnover, sales forecast as well as input from vendors in determining the appropriate amount of the reserve.

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

RESTRUCTURING ACTIONS

During the years ended December 31, 2000 thru December 31, 2004, the Company executed several restructuring actions and recorded related lease charges during each of those fiscal years. At December 31, 2004, the remaining balance in the lease restructuring accrual was $257 thousand. During the three months ended March 31, 2005, $15 thousand of payments were made against the Company's lease restructuring accrual. At March 31, 2005, the remaining balance in the lease restructuring accrual was $242 thousand. No additions were made to the accrual during the quarter ended March 31, 2005. The Company anticipates incurring additional costs of approximately $1,700 thousand in connection with the closing of its San Ramon, California office. The costs include approximately $1,200 thousand in lease termination costs and $500 thousand in asset disposal costs.

RESULTS OF OPERATIONS

                           THREE MONTHS ENDED MARCH 31, 2005 and MARCH 31, 2004
                                                (UNAUDITED)

                                                                                  Three months ended
                                                                                       March 31,
                                                                                  ------------------
                                                                                                                   Percent
                             (Dollars in thousands)                                  2005      2004*  Difference   Change
                                                                                  --------- --------  ----------   --------

Revenue:
      Hardware.................................................................   $     317 $    213  $     104      49%
      Licenses and other.......................................................         351      263         88      33
                                                                                  --------- --------  ---------    ----
   Total revenue...............................................................         668      476        192      40
                                                                                  --------- --------  ---------    ----

Cost of revenue:
      Hardware.................................................................         170      145         25      17
      Licenses and other.......................................................         196      152         44      29
                                                                                  --------- -------- ----------  ------
   Total cost of revenue.......................................................         366      297         69      23
                                                                                  --------- --------  ---------    ----
   Gross profit................................................................         302      179        123      69
                                                                                  --------- --------  ---------    ----

Operating expenses:
      Sales and marketing......................................................       1,715      847        868     102
      Research and development.................................................         666      446        220      49
      General and administrative...............................................       2,294      693      1,601     231
                                                                                  --------- --------  ---------    ----
   Total operating expenses....................................................       4,675    1,986      2,689     135
                                                                                  --------- --------  ---------    ----
Loss from operations...........................................................      (4,373)  (1,807)    (2,566)    142
Loss on sale of assets.........................................................        (253)      --       (253)   (100)
Other..........................................................................         105        4        101   2,500
                                                                                  --------- --------  ---------   ------
Loss from continuing operations................................................      (4,521)  (1,803)    (2,718)    151
Loss from discontinued operations..............................................      (1,360)  (1,407)        47      (3)
                                                                                  ------------------- ---------   -------
Net loss.......................................................................   $  (5,881)$ (3,210) $  (2,671)     83%
                                                                                  =================== ========== ========
     * As adjusted for discontinued operations


REVENUE. The Company derives its revenue from product sales of its full-360 degree technology sold as licenses of software and hardware sales of camera equipment. Total revenue for the three months ended March 31, 2005 was $668 thousand, an increase of $192 thousand, or 40% compared to the three months ended March 31, 2004. This increase was primarily due to a $104 thousand increase in hardware sales of the Company's Immersive Video product line. The Company launched a new family of Full-360 degree security cameras at the end of the first quarter in 2004 with field beta trials. The first finished products were shipped at the end of the second quarter of 2004. License and other revenue increased $88 thousand, or 33%, to $351 thousand for the three months ended March 31, 2005. This increase is primarily attributed to increased sales of a new still technology software platform launched in the first quarter of 2004. The revenue from immersive video products may grow faster in future quarters than from its immersive still products due to opportunities in the market place and advances in digital technology.

COST OF REVENUE. The Company's cost of revenue consists of cost of components and cost of assembly for video and immersive cameras, internally developed software, licensed software, fulfillment and shipping costs, customer and technical support, internet hosting fees, professional service fees and direct labor. Hardware cost of revenue increased 17% compared to a 49% increase in hardware revenue resulting in a hardware gross margin for the three months ended March 31, 2005 of 46% compared to 32% for the same period in 2004. The Company historically experienced and expects to experience margin fluctuations in the future based on the mix of units of high-margin versus low-margin products. Cost of license and other revenue increased 29% which is relatively consistent with the 33% increase in license and other revenue. Gross margins for license and other revenue for the periods ended March 31, 2005 and 2004 were 44% and 42%, respectively.

SALES AND MARKETING. Sales and marketing expenses increased $868 thousand, or 102%, during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, primarily due to the expenditures focused on our immersive video product line. The increase included employee salary, benefits and recruitment expenses related to the increase in our sales force of $212 thousand; recruiting and relocating of new sales personnel of $165 thousand; increase in public relations, marketing and trade show activities of $203 thousand; web site development of $70 thousand; and an increase in travel and associated expenses of $95 thousand. The Company anticipates continued hiring of sales personnel, increased marketing, public relations and participation in trade show events in future quarters.

RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs and facility expenses related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses increased $220 thousand, or 49%, during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004, primarily due to an increase in head count of engineering personnel. In addition, the Company spent $72 thousand for consultants and an external engineering firm mainly for the development of the Company's new product line of Day/Night Dome camera lens. The Company expects to increase spending in areas of research and development by increasing head count and/or contractors in the effort to procure research grants from government agencies.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, insurance and other costs associated with being a public company. General and administrative expenses increased $1,601 thousand during the quarter ended March 31, 2005 compared to the quarter ended March 31, 2004 as a result of: salaries, benefits, bonuses and severance paid to employees of $455 thousand, which was incurred due to the relocation of our corporate headquarters, for which there was no such expense in 2004; an increase in expenses of $407 thousand incurred in association with compliance with public company regulations, including Sarbanes-Oxley compliance; an increase in professional fees to lawyers and public accounting firm of $413 thousand due to additional audit requirements for the Company's discontinued operations and additional legal counsel initiated by the Company's executive management for contract review, patent litigation and executive agreements; an increase in employee related expenses due to an increase in headcount of $210 thousand, and an increase in our director and officer's insurance premiums due to increased coverage of $167 thousand. The Company has hired additional administrative and executive staff in the second quarter of 2005 due to the relocation of the Company's headquarters to Reston, Virginia. The Company will concentrate on strengthening documentation and testing of controls internal controls which may incur additional expenses in future quarters but the Company does not anticipate incurring costs equal to those incurred in the fourth quarter of 2004 and first quarter of 2005.

LOSS ON SALE OF ASSETS. Loss on sale of assets for the three months ended March 31, 2005 was $253 thousand. This amount was due to a write down to zero net book value of the investment which was acquired as a result of the sale of the AdMission business unit in the first quarter of 2005 (see Note 3).

OTHER INCOME. Other income for the three months ended March 31, 2005 was $105 thousand compared to $4 thousand for the same period in 2004. This increase is primarily due to the sale of one of our discontinued web domain names during the three months ended March 31, 2005 for which there is no such amount in 2004.

LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations of $1,360 thousand and $1,407 thousand, respectively, for the three months ended March 31, 2005 and 2004 was due to the discontinued operations of the Company's AdMission business unit which was discontinued in the fourth quarter of 2004 and sold in the first quarter of 2005. The prior period results were reclassified to properly classify the business unit as discontinued operations.

NET LOSS. As a result of the factors described above, the net loss for the three months ended March 31, 2005 was $5,881 thousand, an increase of $2,671 thousand or 83%, compared to the three months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At March 31, 2005, we had $10,971 thousand of cash, restricted cash and short term investments, of which $1,180 thousand was restricted.

                    Summary Consolidated Cash Flow Data

                                                           Three months ended
                                                                March 31,
                                                           ------------------
                  (In thousands)                             2005       2004
                                                           --------  --------
                                                               (unaudited)
Net cash provided by (used in) operating activities.....  $ (4,894)  $ (3,366)
Net cash provided by (used in) investing activities.....      (317)       (38)
Net cash provided by (used in) financing activities.....     1,323        144
                                                          ---------  ---------
Net decrease in cash and cash equivalents...............    (3,888)    (3,260)
Cash and cash equivalents, beginning of period..........    12,784     10,241
                                                          ---------  ---------

Cash and cash equivalents, end of period................  $  8,896   $  6,981
                                                          =========  =========

Cash flows from operating activities in the first quarter of 2005, reflects a net loss of $5,881 thousand, compared to net loss of $3,210 thousand in the first quarter of 2004. During the first quarter of 2005, the Company incurred non-cash compensation expenses of $794 thousand associated with the acceleration of stock options related to the sale of the Admissions business unit.

Net cash used in investing activities in the first quarter of 2005 and 2004 was primarily related to the acquisition of computer software and hardware to support the increase in staffing and to complete the build-out of a new computer and communication center in Oak Ridge, Tennessee.

Net cash provided by financing activities in the first quarter of 2005 was primarily related to $1,543 thousand of proceeds from the exercise of stock options, net of $220 thousand of payments made on capital lease obligations. Net cash provided by financing activities in the first quarter of 2004 was primarily related to $362 thousand of proceeds from the exercise of stock options, net of $218 thousand of payments made on capital lease obligations.

During the quarter ended March 31, 2005 and in prior fiscal periods, we have experienced certain going concern issues related to cash flow and profitability. In addition, the Company's operating results in 2005 will be dependent upon the its ability to provide quality products and services and is subject to the risk of an unfavorable change in demand for its products and services. Management believes, however, that we have sufficient cash resources to meet our funding needs through at least the next twelve months. We finished the first quarter of 2005 with approximately $10,971 thousand in cash reserves (cash and cash equivalents of $8,896 thousand, short-term restricted investments of $550 thousand, short-term restricted cash of $630 thousand and short-term investments of $895 thousand). Management expects to continue to make significant investments in the development, sale and marketing of new products, which may consume much of our cash reserves. Management's focus is to manage our cash requirements and focus our operations on revenue generation and controlled spending. Management may need to raise debt or equity financing to fund these operations.

CONTRACTUAL OBLIGATIONS

The table below shows our total contractual obligations as of March 31, 2005, updated for the lease entered into on April 18, 2005:

(In thousands)                                                                             Payments Due by Period
                                                                        -------------------------------------------------------
                                                                                    Less than                          After 5
                                                                          Total      a year     1-3 years  4-5 years    years
                                                                        --------    ---------   ---------  ---------   -------
Operating leases....................................................    $  3,883     $ 1,104     $  2,038    $ 657      $ 83

At March 31, 2005, we had $630 thousand of cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in February of 2006 and, accordingly, classified as short term restricted cash.

On February 3, 2005, we entered into a lease agreement with Oak Ridge Technical Center Partners - One, L.P. ("Landlord"). The Lease is for a period of five years beginning May 1, 2005. The base rent is approximately $313 thousand per year and will increase by approximately $5 thousand each year beginning in April 2006. In addition to the base rent, we are required to pay certain taxes and a pro rata share of operating expenses. We are also responsible for the costs of certain tenant improvements associated with the new facility, but will be entitled to reimbursement for certain costs from the Landlord. The Lease also provides for three 36 month renewal options at 95% of the then prevailing fair market rents.

On April 18, 2005, we entered into a sublease agreement with Thomas Group, Inc. with respect to our new corporate headquarters in Reston, Virginia. The sublease is for a period of 31 months beginning April 15, 2005. The base rent is approximately $298 thousand per year and will increase by approximately three (3%) percent each year beginning April 1, 2006. In addition to the base rent, we are responsible for any increases in operating expenses and property taxes billed to the landlord and paid by Thomas Group. We are also responsible for the costs of tenant improvement. All terms and conditions of the master lease between Thomas Group and REC Partners, L.P. dated February 15, 2000 are incorporated into and made part of the sublease.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2005, we had $10,971 thousand of cash, cash equivalents, short term and long term restricted cash and short term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short term instruments. Due to the nature of our short term investments, we concluded that we do not have material market risk exposure.


Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were not effective due to material weaknesses in the Company's internal control over financial reporting which were set forth in Management's Annual Report on Internal Control Over Financial Reporting included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. Material weaknesses were identified in the following areas:

1. Period-end  close process
2. Purchases and accounts  payable
3. Inventory
4. Revenue and receivables
5. Information technology

Changes in Internal Control over Financial Reporting and Management's Remediation Initiatives. The discussion below describes the material planned and actual changes to the Company's internal control over financial reporting during the fourth quarter of 2004 and subsequent to December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As described in Management's Annual Report on Internal Control over Financial Reporting, the Company identified material weaknesses in the Company's internal control over financial reporting and, as described below, the Company has made, and plans to make, changes to its internal control over financial reporting.

In response to the matters discussed in Management's Annual Report on Internal Control Over Financial Reporting, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. In particular, the Company has implemented, and plans to implement during 2005, the specific measures described below to remediate the material weaknesses described in Management's Annual Report on Internal Control Over Financial Reporting. The Company plans to continue to review and make changes to its internal control environment as it deems appropriate or necessary to remediate the material weaknesses described herein.

     Period-End Close Process.- To address these material weaknesses, the Company appointed a new chief financial officer, a vice-president of human resources, a controller and an assistant controller in April, 2005. In addition, the Company added additional accounting staff at the corporate level. The Company plans to schedule training for accounting staff to heighten awareness of generally accepted accounting principles and to adopt more rigorous policies and procedures regarding the review and approval process for complex calculations and unusual transactions.

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

     Receivables and Revenue - The Company remediated identified receivables and revenue related control deficiencies by implementing documentation of controls relating to the matters described in Management's Annual Report on Internal Control Over Financial Reporting - Receivables and Revenue. The Company plans to test these controls in order to obtain sufficient evidence about their operating effectiveness. The Company will continue to evaluate these controls and may in the future implement additional measures based on the results of such testing.

     Information Technology - To remediate the identified information technology related control deficiencies, the Company plans to implement a security and backup recovery plan which will address each of the control deficiencies described above in Management's Annual Report on Internal Control Over Financial Reporting - Information Technology. The Company will continue to evaluate these controls and may in the future implement additional measures based on results of such testing.

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

Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, including those set forth below and in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005 under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors." Actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in our 2004 Form 10-K, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

- changes in the demand for our products and services,
- our third-party supplier's ability to deliver high quality components to us in a timely fashion,
- our ability to control or effect  reductions  in costs,
- uncertainty  regarding our ability to continue as a going concern,
- our ability to raise  capital and fund our  operations,
- our ability to attract and retain highly qualified personnel,
- our ability to design, manufacture and deliver high quality products in a timely fashion,
- the burdens and costs of defending against potential infringement claims,

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

See Item 3, Legal Proceedings in our 2004 Annual Report on Form 10-K.

Item 6. Exhibits

Exhibit     Exhibit Description
Number      -------------------
------

 10.1       Sublease between the Company and Thomas Group, Inc. dated April 18,
            2005
 10.2 Lease Agreement between Rec Partners, L.P. and Thomas Group, Inc. dated February 15, 2000
 31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
 31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
 32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

                                IPIX CORPORATION
                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: May 10, 2005            IPIX CORPORATION
                                (Registrant)


                                 /s/ Charles A. Crew
                                -------------------------
                                Charles A. Crew
                                Authorized Officer
                                Chief Financial Officer and
                                Chief Accounting Officer

                                IPIX CORPORATION
                         INDEX TO EXHIBITS FOR FORM 10-Q
                        FOR QUARTER ENDED MARCH 31, 2005


 EXHIBIT NO.                     EXHIBIT DESCRIPTION
 -----------                     -------------------
    10.1         Sublease between the Company and Thomas Group, Inc. dated
                 April 18, 2005
    10.2 Lease Agreement between Rec Partners, L.P. and Thomas Group, Inc. dated February 15, 2000
    31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                 Officer
    31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                 Officer
    32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer