Form 10-Q
period 2005-06-30
IPIX CORP
filed 2005-08-09
CIK 1088022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
Commission File No. 000-26363
IPIX Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-2213841
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
12120 Sunset Hills Road
Suite 410
Reston, Virginia 20190
(Address of principal executive offices, zip code)
Registrant’s telephone number, including area code: (703) 674-4100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of August 5, 2005 was 26,701,364.

IPIX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
IPIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$13,541,951	$12,784,058
Restricted cash and short-term investments	630,000	550,000
Short-term investments	1,469,788	895,254
Accounts receivable	592,757	413,873
Inventory, net of reserves of $292,150 and $346,132	2,169,763	2,334,271
Prepaid and other current assets	1,144,085	1,511,392
Assets held for sale for discontinued operations	—	321,384

Total current assets	19,548,344	18,810,232

Computer hardware, software and other, net	1,444,842	715,663
Restricted cash and other long-term assets	111,564	718,343

Total assets	$21,104,750	$20,244,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,366,145	$1,042,979
Accrued liabilities	3,266,615	3,376,775
Deferred revenue	219,254	84,100
Liabilities held for sale for discontinued operations	—	164,112
Capital lease obligations	—	219,977

Total current liabilities	4,852,014	4,887,943
Long-term restructuring liabilities	482,812	141,675

Total liabilities	5,334,826	5,029,618

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,001,100 authorized, 290,347 shares issued and outstanding (aggregate liquidation value: $7,555,704 and $7,325,335)	290	290
Common stock, $0.001 par value, 50,000,000 authorized, 26,588,363 and 21,539,058 shares issued and outstanding	26,588	21,539
Additional paid-in-capital	546,079,023	533,658,473
Accumulated deficit	(530,335,977)	(518,465,682)

Total stockholders’ equity	15,769,924	15,214,620

Total liabilities and stockholders’ equity	$21,104,750	$20,244,238

(1)	The December 31, 2004 balances were derived from the audited consolidated financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IPIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenue:
Hardware	$1,024,261	$594,657	$1,340,883	$807,752
License and other	408,542	417,918	760,149	681,058

Total revenue	1,432,803	1,012,575	2,101,032	1,488,810

Cost of revenue:
Hardware	559,163	439,260	729,742	584,419
License and other	196,154	145,387	392,024	297,690

Total cost of revenue	755,317	584,647	1,121,766	882,109

Gross profit	677,486	427,928	979,266	606,701

Operating expense:
Sales and marketing	1,972,415	1,073,319	3,687,275	1,920,418
General and administrative	2,254,028	924,617	4,547,829	1,617,281
Research and development	659,482	510,077	1,325,977	956,179
Restructuring charges	1,819,388	—	1,819,388	—
Loss on impairment of asset	—	—	253,358	—

Total operating expenses	6,705,313	2,508,013	11,633,827	4,493,878

Loss from operations	(6,027,827)	(2,080,085)	(10,654,561)	(3,887,177)
Interest and other income, net	39,005	16,472	143,992	19,972

Loss from continuing operations	(5,988,822)	(2,063,613)	(10,510,569)	(3,867,205)
Loss from discontinued operations, net of taxes	—	(1,339,107)	(1,359,726)	(2,745,533)

Net loss	(5,988,822)	(3,402,720)	(11,870,295)	(6,612,738)
Preferred stock dividends	(115,821)	(223,736)	(230,369)	(624,168)

Net loss available to common stockholders	$(6,104,643)	$(3,626,456)	$(12,100,664)	$(7,236,906)

Basic and diluted loss per share:
Continuing operations	$(0.27)	$(0.14)	$(0.48)	$(0.36)
Discontinued operations	—	(0.09)	(0.06)	(0.22)

Net loss per share to common stockholders (basic and diluted)	$(0.27)	$(0.23)	$(0.54)	$(0.58)

Weighted average common shares (basic and diluted)	22,794,321	15,894,427	22,366,171	12,397,576

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IPIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(11,870,295)	$(6,612,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	293,154	519,702
Bad debt expense	18,772	2,675
Stock based compensation expense	793,930	—
Changes in assets and liabilities:
Accounts receivable	(197,656)	(370,966)
Inventory	164,507	(37,270)
Prepaid expenses and other current assets	1,318,692	(48,232)
Other long-term assets	(23,335)	133,791
Accounts payable	323,166	(177,346)
Accrued liaibilities	(280,830)	112,949
Deferred revenue	135,154	(68,024)
Long-term restructuring liabilities	341,137	(158,995)

Net cash used in operating activities	$(8,983,604)	$(6,704,454)

Cash flows from investing activities:
Acquisition of computer hardware, software and other	(1,022,219)	(76,026)
Short-term investments	(574,534)	(313,684)
Restricted cash	(80,000)	300,000

Net cash used in investing activities	$(1,676,753)	$(89,710)

Cash flows from financing activities:
Proceeds from:
Common stock offerings	9,758,750	4,896,740
Exercise of stock options	1,879,477	4,901,436
Conversion of AIR	—	537,253
Payments for:
Capital lease obligations	(219,977)	(328,996)

Net cash provided by financing activities	$11,418,250	$10,006,433

Net increase in cash and cash equivalents	757,893	3,212,269
Cash and cash equivalents, beginning of the period	12,784,058	10,240,980

Cash and cash equivalents, end of the period	$13,541,951	$13,453,249

Supplemental disclosure of cash flow information:
Cash paid for interest	$22,914	$10,946

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. THE COMPANY
IPIX Corporation (“IPIX” or “Company”), formally Internet Pictures Corporation, provides mission-critical imaging solutions for commerce, communication and security applications. The Company’s solutions create, process and manage a rich variety of media including still images, 360-degree by 360-degree immersive images and video. During 2004, the Company focused on realigning its core competencies with its strategic business goals. The InfoMedia business unit, formerly responsible for the development, marketing and sales of immersive photography products, was integrated with the security business unit. The still photography product teams now work closely with the video product teams leveraging mature development processes and expertise, and the sales and marketing of each product line is conducted as a coordinated effort. In markets where customers benefit from combined products (video and stills) in a single offering, this new structure allows IPIX to do so seamlessly. In addition, in February 2005 we sold the AdMission business unit, which developed and sold products to the online advertising market. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets"(“FAS 144”), the assets and liabilities related to the AdMission business unit were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations (see Note 3).
The Company’s extensive intellectual property covers patents for 360-degree imaging, video and surveillance applications.
The accompanying unaudited condensed consolidated financial statements include the accounts of IPIX Corporation and its wholly-owned subsidiaries, Interactive Pictures Corporation and PW Technology, Inc. The consolidation of these entities will collectively be referred to as the Company or IPIX. All significant intercompany balances and transactions have been eliminated.
The accompanying unaudited condensed consolidated financial statements of IPIX Corporation, a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s management, these unaudited condensed consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at June 30, 2005 and December 31, 2004, the results of operations for the three and six months ended June 30, 2005 and 2004 and cash flows for the six months ended June 30, 2005 and 2004. Results of operations for the three and six months ended June 30, 2005 is not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2005. Please refer to the Company’s 2004 Annual Report on Form 10-K, as amended on Form 10-K/A, for the complete consolidated financial statements for the period ended December 31, 2004.
2. GOING CONCERN CONSIDERATIONS
The accompanying unaudited condensed consolidated financial statements have been presented in accordance with U.S. GAAP, which assumes the continuity of the Company as a going concern. During the six months ended June 30, 2005 and in the prior fiscal years, the Company experienced, and continues to experience, certain issues related to cash flow and profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company completed a $10 million private placement of common stock, including additional investment rights and warrants to a group of existing and new institutional investors on June 21, 2005. Management will monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. The Company completed the sale of the AdMission business unit to AdMission Corporation in the first quarter of 2005 (See Note 3). During the first two quarters of 2005, we incurred certain costs for accountant and lawyer fees, buyout of an equipment lease and abandonment of an operating lease as a result of the sale of the AdMission business unit.
The Company’s operating results in 2005 will be dependent upon its ability to provide quality products and services and is subject to the risk of an unfavorable lower demand for its products and services. Management believes that the Company has sufficient cash reserves to meet its funding needs for 2005. However, in order to reduce its cash burn, the Company may implement measures to reduce operating costs, including a reduction in sales and marketing expenses, support and other general and administrative expenses. The Company finished the first half of 2005 with approximately $15,641,739 in cash reserves (cash and cash equivalents of $13,541,951, short-term restricted cash of $630,000 and short-term investments of $1,469,788).
Management expects that the sale and marketing of new products may consume available cash reserves. Depending upon the Company’s ability to sell its new products, the timeliness of collection of accounts receivable and other potential working capital needs, as well as the timing and rate of revenue growth and Management’s ability to control costs, the Company may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available, or if available, that such financing can be obtained on terms satisfactory to the Company. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations which would have an adverse effect on its financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
3. DISCONTINUED OPERATIONS
On February 11, 2005, the Company and AdMission Corporation, a privately held Delaware corporation (“AdMission”), closed the transactions under the asset purchase agreement dated January 11, 2005 between the parties (the “Asset Purchase Agreement”). Pursuant to the terms of the Asset Purchase Agreement, IPIX sold to AdMission certain of its assets (including certain patent rights and other intellectual property) and contracts relating to its IPIX AdMission business unit (the “AdMission Business”). In consideration for the sale, IPIX received 1,035,000 shares of the Series A Convertible Preferred Stock of AdMission and a warrant to purchase 200,000 shares of the Common Stock of AdMission. Additionally, AdMission assumed certain liabilities associated with the AdMission business unit. In accordance with FAS 144, the assets and liabilities related to the AdMission business were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations for each quarter and for each full year presented. The preferred stock and warrant were recorded as an asset investment in AdMission and subsequently written-down to zero. This write-down was based on Management’s assessment of the fair market value of the investment related to the carrying value of the asset which was based upon AdMission’s first quarter loss until the sale date and the marketability of the private company’s stock. The sale of assets and liabilities to AdMission consists of fixed assets of $253 thousand, prepaid items of $62 thousand and deferred revenue of $62 thousand. The operating results of AdMission for 2005 were also reclassified to discontinued operations. During the first quarter of 2005, the Company incurred non-cash compensation expenses of $794 thousand associated with the acceleration of stock options related to the sale of the AdMission business unit. In connection with the Asset Purchase Agreement, IPIX and AdMission entered into a Patent Purchase, License and Repurchase Agreement dated as of February 11, 2005 which provides for the transfer to AdMission of certain patents relating to the AdMission Business, the license of those patents back to IPIX for use by IPIX in the conduct of its security sector business and certain other limited uses, and repurchase right by IPIX in the event of certain triggering events by AdMission. The patent agreement remains in effect until all of the patents transferred by the agreement expire. Patent No. 6,732,162 issued March 4, 2004 “Method of Providing Preprocessed Images for a Plurality of Internet Web Sites” expires November 15, 2019. An acquired application 09/357,836 was subsequently issued on March 17, 2005 as patent No. 6,895,557 “Web-based Media Submission Tool” expires July 21, 2019. The agreement does not provide for any payment for the license of the patents. The Company has no expectation of exercising our repurchase right of these patents as there is no present indication that the triggering event will occur. IPIX and AdMission also entered into an IPIX Trademark/Service Mark License Agreement which provides AdMission with an eighteen (18) month royalty-free, nonexclusive license to use certain IPIX marks and certain other trademarks and business brands in connection with the conduct of the AdMission Business.
Other than the obligation to provide AdMission with a license of certain IPIX marks and certain other trademarks and business brands pursuant to the IPIX Trademark/Service Mark License Agreement, the Company has no continuing obligations to AdMission.
Revenues, cost of revenue, operating expenses and loss from discontinued operations for the three and six months ended June 30, 2005 and 2004 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue	$—	$288,072	$159,643	$533,633
Cost of revenue	—	560,368	220,091	1,238,504

Gross profit	—	(272,296)	(60,448)	(704,871)

Operating expenses:
Sales and marketing	—	579,959	907,915	1,074,736
Research and development	—	486,852	391,363	965,926

Total operating expenses	—	1,066,811	1,299,278	2,040,662

Loss from discontinued operations, net of taxes	$—	$(1,339,107)	$(1,359,726)	$(2,745,533)

4. CASH, CASH EQUIVALENTS AND RESTRICTED SHORT TERM INVESTMENTS
The Company considers all highly liquid debt instruments with a remaining maturity at date of purchase of three months or less to be cash equivalents.
At June 30, 2005, there was a $1,469,788 short-term investment which matures on June 19, 2006. The Company will renew the investment for successive short-term periods. The $550,000 letter of credit for certain capital lease obligations expired on June 30, 2005. At June 30, 2005, there was also $630,000 of cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in 2006 and, accordingly, classified as short term restricted cash. The requirement for this letter of credit was eliminated as a result of the Admission Purchase Agreement and was cancelled on July 13, 2005.
5. STOCKHOLDERS’ EQUITY
During the three months ended March 31, 2005, the Company issued 700,096 shares of common stock upon exercise of employee stock options. The total proceeds from the first quarter exercises of theses options were $1,456,005. During the three months ended June 30, 2005, 148,153 shares of common stock were issued upon exercise of employee stock options. The total proceeds from the second quarter exercises of theses options were $284,614. During the quarter ended June 30, 2005, the Company sold 51,680 shares of common stock to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). The proceeds to the Company from the ESPP purchases were $132,301. As of June 30, 2005, there was $6,557 collected for the employees’ fourth quarter 2005 Employee Stock Purchase Plan purchases.
During June 2005, the Company received gross proceeds of $10,000,000 through the private placement of 4,149,376 shares of its common stock to a group of investors. In connection with this private placement, the Company issued to the investors four-year warrants to purchase 1,825,725 shares of common stock at $3.11 per share and ninety-day additional investment rights to purchase 248,963 shares of common stock at $2.41 per share. The additional investment rights expire ninety days after the date a registration statement is deemed effective by the Securities Exchange Commission relating to these shares of common stock, warrants and additional investment rights. The warrants may not be exercised until six months after issuance of the common stock.
During the three months ended March 31, 2004, the Company issued 442,144 shares of common stock upon exercise of stock options. The total proceeds from the first quarter 2004 option exercises were $618,662, of which $256,773 was collected in the second quarter of 2004. During the quarter ended June 30, 2004, the Company issued 1,511,680 shares of common stock upon exercise of stock options. The proceeds to the Company from the option exercises were $4,170,737. During the quarter ended June 30, 2004, there were 91,140 shares of common stock sold to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). The proceeds to the Company from the ESPP purchases were $112,037.
On April 5, 2004, the Company received gross proceeds of approximately $4,900,000 through the private placement of 909,090 shares of its common stock to accredited institutional investors. The shares of common stock were sold at $5.50 per share. In connection with this private placement, the Company issued to the investors additional investment rights to purchase 888,179 shares of common stock at $6.05 per share. The additional investment rights expired September 28, 2004. Of these additional investment rights, 88,818 were exercised in the second quarter of 2004 and the remaining 799,361 were exercised in the third quarter of 2004 resulting in total proceeds of approximately $5,400,000. Form S-3 filed on May 5, 2004 provides a description of this transaction.
6. NET LOSS PER COMMON SHARE
Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Net income (loss) available to common stockholders is calculated as the net income (loss) less cumulative preferred stock dividends for the period. If dilutive, the participation right of the preferred stock is reflected in the calculation of basic income (loss) per share using the “if converted” method or the “two class method,” if more dilutive. Warrants, additional investment rights and stock options could potentially dilute basic loss per share in the future but were not included in the computation of diluted loss per share because to do so would have been antidilutive for the three month and six ended June 30, 2005 and 2004. For all periods presented herein, the Company’s diluted loss per share is equal to its basic loss per share because the effects of exercise were anti-dilutive given the losses the Company incurred during such periods.
The following table sets forth the computation of basic and dilutive loss per common share for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Numerator:
Loss from continuing operations	$(5,988,822)	$(2,063,613)	$(10,510,569)	$(3,867,205)
Loss from discontinued operations, net of taxes	—	(1,339,107)	(1,359,726)	(2,745,533)

Net loss	(5,988,822)	(3,402,720)	(11,870,295)	(6,612,738)
Preferred stock dividends	(115,821)	(223,736)	(230,369)	(624,168)

Net loss available to common stockholders	$(6,104,643)	$(3,626,456)	$(12,100,664)	$(7,236,906)

Denominator
Weighted average common shares outstanding - basic and diluted	22,794,321	15,894,427	22,366,171	12,397,576

Basic and diluted loss per share:
Continued operations	$(0.27)	$(0.14)	$(0.48)	$(0.36)
Discontinued operations	—	(0.09)	(0.06)	(0.22)

Net loss per share to common stockholders (basic and diluted)	$(0.27)	$(0.23)	$(0.54)	$(0.58)

The following table sets forth potential common stock shares that are not included in the diluted net loss per common share calculation because to do so would be antidilutive for the three and six months ended June 30, 2005 and 2004 as a result of the net loss available to common stockholders:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Vested stock options	659,266	1,966,911	1,039,383	1,427,395
Convertible preferred stock	3,219,517	4,224,624	3,086,714	7,597,297
Series B warrants	—	1,916,519	—	1,055,668
PIPE Additional investment rights	35,819	—	17,910	—

	3,914,602	8,108,054	4,144,007	10,080,360

Not included in the table above, were the following rights as of June 30, 2005 and 2004 to purchase common stock where the average exercise price was greater than the average common share price during the period and, accordingly, they were excluded from diluted net loss per common share for the three and six months ended June 30, 2005 and 2004, respectively.

	As of June 30,
	2005	2004
Average share price of IPIX Common stock	$2.82	$10.17
Stock options : Shares excluded (average price $6.91 in 2005 and $85.34 in 2004)	1,691,340	94,938
Series B warrants (exercise price of $4.34)	917,067	—
PIPE warrants (exercise price of $3.11)	2,045,642	—
Common warrants (average price of $147.41 in 2005 and $165.33 in 2004)	32,064	136,949
7. RESTRUCTURING
The Company recorded restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and Staff Accounting Bulleting (“SAB”) No. 100, “Restructuring and Impairment Charges.” During the first quarter of 2005, management adopted a restructuring plan to move the executive office from California to Virginia upon the sale of the AdMission business unit. The plan comprised of terminating a lease for equipment, abandoning certain fixed assets and vacating an additional operating lease. As a result, in the second quarter of 2005, the Company paid a buy out fee of $747,053, which included penalties and a forfeited deposit, to terminate the lease for the computer equipment and wrote off $11,452 of fixed assets. In addition, a charge of $1,060,883 representing the present value of the future cash flows of the abandoned leased office space was recorded as restructuring charges in the second quarter of 2005. The Company paid $99,310 in the second quarter of 2005 for this lease.
At June 30, 2005 the remaining balance in accrued restructuring was $1,196,354 of which, $482,812 is classified as long-term restructuring liability and represents the present value of the lease payments on the first and fourth floor San Ramon, California office lease. The leases end in January 2007. Included in the current restructuring liability is the present value of the lease payments for the San Ramon, California office and also $19,022 of severance accrued in 2004 which will be paid in the third quarter of 2005.
     The components of the restructuring charge in 2005 are as follows:

Lease obligations	$1,060,883
Equipment lease termination	747,053
Abandonment of fixed assets	11,452

$1,819,388
During the three and six months ended June 30, 2005, payments of $404,033 and $419,078, respectively, were made against the Company’s lease and severance restructuring accrual which was established by various restructuring actions from 2000 to 2004.
8. STOCK-BASED COMPENSATION — FAIR VALUE DISCLOSURES
In December 2002 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“FAS”) No. 148, “Accounting for Stock Based Compensation-Transition and Disclosure,” an amendment to FAS No. 123, “Accounting for Stock-Based Compensation.” FAS No. 148 amends the disclosure provisions to require prominent disclosure about the effects on reported net loss of an entity’s accounting policy decisions with respect to stock-based compensation. Stock options are accounted for using the intrinsic method in accordance with Accounting Principles Board No. 25, “Accounting for Stock Issued to Employees,” as interpreted, whereby if options are priced at fair market value or above at the date of grant, no compensation expense is recognized. The pro forma information is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net loss available to common stockholders, as reported	$(6,104,643)	$(3,626,456)	$(12,100,664)	$(7,236,906)
Add:
Stock-based employee compensation cost included in net loss available to common stockholders, as reported	—	—	793,930	—
Deduct:
Stock-based employee compensation expense under fair value method of SFAS No. 123 for all awards	(618,070)	(939,398)	(2,113,451)	(1,280,225)

Net loss pro forma	$(6,722,713)	$(4,565,854)	$(13,420,185)	$(8,517,131)
Net loss per share basic and diluted — as reported	$(0.27)	$(0.23)	$(0.54)	$(0.58)
Net loss per share basic and diluted — pro forma	$(0.29)	$(0.29)	$(0.60)	$(0.68)
Grants under the ESPP have a look-back feature and a 15% discount and accordingly under FAS 123 would have had compensation expense calculated as a result. The fair value disclosure associated with the ESPP grants is included in the fair value pro-forma information above.
The fair value of each award is calculated on the date of grant using the Black-Scholes pricing model. The following assumptions were used for each respective period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rates	3.625%	2.76%	3.625%	2.76%
Expected lives (in years)	3.0	3.5	3.25	3.5
Dividend yield	0%	0%	0%	0%
Expected volatility	75.34%	180.2%	75.34%	180.2%
9. INVENTORY
The Company’s inventory consists primarily of finished camera products and camera components. The inventory is valued at the lower of cost, or market, using the FIFO method. The table below shows the Company’s inventory mix as of June 30, 2005 and December 31, 2004:

	As of
	June 30, 2005	December 31, 2004
	(unaudited)
Components	$1,394,677	$1,628,496
Finished goods	1,067,236	1,051,907

Total Inventory	2,461,913	2,680,403
Inventory reserve	(292,150)	(346,132)

Total Inventory, net	$2,169,763	$2,334,271

10. COMMITMENTS AND CONTINGENCIES
Commitments
The table below shows the Company’s total contractual obligations as of June 30, 2005:

		Payments Due by Periods
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter
Operating Leases	$2,248,636	$613,811	$1,056,749	$578,077	—
Restructuring Liability	1,196,354	713,542	482,812	—	—

	$3,444,990	$1,327,353	$1,539,560	$578,077	$—

At June 30, 2005, the Company had $630,000 of cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in 2006 and, accordingly, classified as short term restricted cash. The requirement for this letter of credit was eliminated as a result of the AdMission Purchase Agreement and was cancelled on July 13, 2005. The $550,000 letter of credit for certain capital lease obligations expired on June 30, 2005.
Contingencies
On June 15, 2003, the Company filed an action against Mr. Ford Oxaal and his company, Minds-Eye-View, (together, “Oxaal”) in the United States District Court for the Eastern District of Tennessee. In the complaint, the Company asserted claims for patent infringement, false designation of origin, false description or representation, unfair or deceptive acts and tortious interference in connection with Oxaal’s competing software product marketed under the name “Click Away.” On August 8, 2003, Oxaal filed its answer asserting counterclaims for non-infringement, invalidity, unenforceability, breach of contract, patent misuse, Lanham Act violations and tortious interference. The Company denied all of Oxaal’s allegations. The case was stayed pending settlement negotiations, which have since terminated. In response, on March 15, 2005, a motion was filed by the Company to vacate the stay so that the lawsuit can proceed in due course.
On March 4, 2005, Grandeye Ltd. filed a complaint in the United States District Court for the Eastern District of Virginia against the Company alleging that Grandeye is not infringing the Company’s patents, that the Company’s patents are invalid and are not owned by the Company and that the Company is engaged in false advertising, unfair competition, tortious interference and antitrust violations. The Company denied these allegations and filed counterclaims alleging Grandeye is infringing the Company’s patents. On March 24, 2005, the Company filed a motion to move the case to the United States District Court for the Eastern District of Tennessee which was denied. A trial date has been set for November 7, 2005 in the U.S. District Court for the Eastern District of Virginia.
The Company intends to vigorously defend each of the above referenced lawsuits. Because of the inherent uncertainties related to this type of litigation, the Company is unable to predict the ultimate outcome of these cases, or the likelihood or amount of our potential liability, if any, of these cases. However, if the Company is not successful in defending or settling these matters, these cases could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company. The Company will incur substantial costs in defending these lawsuits.
The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, is believed could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

Indemnification Provisions
During the ordinary course of business, in certain limited circumstances, the Company includes indemnification provisions within certain of our contracts. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to the Company’s products and services. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, “Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45.” To determine the amount of indemnification liability to accrue, a probability analysis of potential outcomes based on past claims and cost incurred is performed. To date, there have not been any costs incurred in connection with such indemnification clauses; therefore, there is no accrual of such amounts at June 30, 2005. Our insurance policies do not cover the cost of patent infringement claim defense so if a claim was filed against the Company or any party we indemnify, we would incur legal costs to vigorously defend our patents. Under FAS No. 5, “Loss Contingencies,” a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At June 30, 2005, no such amounts are accrued.
11. EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS
In December 2004, the FASB issued FAS No. 123 (R), “Share-Based Payment” to replace FAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS No. 123 (R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for interim or annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of FAS No. 123(R) will have a material impact on the Company’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures (See Note 8).
In April 2005, the Securities and Exchange Commission announced the adoption of a new rule that amends the effective date of FAS No. 123(R). The effective date of the new standard under these new rules for our consolidated financial statements is January 1, 2006. Adoption of this statement will have a significant impact on the consolidated results of operations and earnings per share as the Company will be required to expense the fair value of stock option grants and stock purchases under the employee stock purchase plan rather than disclose the impact on the Company’s consolidated net loss within the footnotes, as is the Company’s current practice.
In June 2005, the FASB issued FAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and FASB No. 3, Reporting Accounting Changes in Interim Financial Statements. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. It is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The Company does not expect the effect of FAS 154 will have material impact on its financial statements.
12. SEGMENTS
In 2004, the Company focused on realigning its core competencies with its strategic business goals. In 2005, the InfoMedia business unit, formerly responsible for the development, marketing and sales of still immersive photography products, was integrated with the security business unit. The still photography product teams now work closely with the video product teams leveraging mature development processes and expertise; and the sales and marketing of both product lines is conducted as a coordinated effort. In markets where customers benefit from combined products (video and stills) in a single offering, this new structure allows IPIX to do so seamlessly. In addition, in February 2005, we sold the AdMission business unit, which developed and sold products to the online advertising market. (See Note 3) The result of this seamless integration is two product lines, immersive video and immersive stills, with the following similar economic characteristics: the nature of the products (immersive solutions), the production process and the type and class of customers. As such, the Company’s management and chief operating decision maker reviews the results of the business as a whole and does not evaluate the performance of any segment of the business, therefore, there are no separate segments to report.
13. CONCENTRATIONS OF CREDIT RISK
Financial instruments that potentially subject us to a concentration of credit risk consist of cash, cash equivalents, short term investments and accounts receivable. Cash, cash equivalents and short term investments are deposited with high quality financial institutions. The Company’s accounts receivable are derived from revenue earned from customers located in the U.S. and abroad. Credit evaluations are performed on an ongoing basis of its customers’ financial condition and in certain instances require partial or full payment prior to shipment; however, the Company does not require collateral from its customers.

The following table summarizes the revenue from customers in excess of 10% of total revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Homestore	0%	9%	0%	10%
UK Distributor	47%	35%	34%	22%
At June 30, 2005, the Company’s UK distributor represented 43% of accounts receivable. At December 31, 2004, Homestore and the Company’s UK Distributor represented 21% and 11% of accounts receivable, respectively.
On October 1, 2004, the license agreement dated January 12, 2001 (the “License Agreement”) between the Company and Homestore Virtual Tours, Inc. (“Homestore”) was terminated. Under the License Agreement, Homestore had the exclusive right to sell the Company’s virtual tour technology to the U.S. residential real estate market and was required to pay us a royalty for each virtual tour sold. As a result of the termination, Homestore no longer has the exclusive right to sell the Company’s virtual tour technology to the U.S. residential real estate market, and we may sell directly, or license another third party to sell, our virtual tour technology into this market. The Company and Homestore mutually released each other from any further obligations under the License Agreement.
14. LIQUIDATION PREFERENCE AND PREFERRED STOCK DIVIDENDS
On September 26, 2001, Image Investor Portfolio, a separate series of Memphis Angels, LLC (“Image”) and certain strategic investors completed the purchase of 1,115,080 shares of the Series B Preferred Stock for total consideration of $22,301,615. Each share of the Series B Preferred Stock is convertible into approximately 9.2 shares of the Company’s common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. As of June 30, 2005, 290,347 shares of Series B Preferred Stock remain outstanding with a liquidation preference, defined below, of $7,555,704, which includes $1,748,764 in accrued dividends in arrears on the Series B Preferred Stock.
Holders of Series B Preferred Stock, in preference to holders of any other series of Preferred Stock and in preference to the holders of Common Stock (collectively, “Junior Securities”), accrue dividends at the rate of eight percent (8%) of the price paid per annum on each outstanding share of Series B Preferred Stock (“Series B Dividends”). The Series B Dividends are cumulative, accrue daily and shall be payable, when and if declared by the Board, upon conversion or as an accretion to the liquidation preference, as defined below. Accrued Series B Dividends may be paid in cash or common stock, at the election of the Series B Preferred stockholder. Holders of Series B Preferred Stock participate on an as-if converted basis in any common stock dividends. At any time that the holders of the Series B Preferred Stock hold more than 50% of the Company’s voting stock, a voluntary liquidation, dissolution or winding up of the Company must be approved by at least five of the seven members of the Company’s board of directors. Upon any liquidation event, before any distribution or payment shall be made to the holders of any Junior Securities, the holders of Series B Preferred Stock shall be entitled to be paid out of the assets of the Company legally available for distribution, or the consideration received in such transaction, an amount per share of Series B Preferred Stock equal to the price paid plus all accrued and unpaid Series B Dividends for each share of Series B Preferred Stock held by them (the “liquidation preference”). If, upon any such liquidation event, the assets of the Company are insufficient to make payment in full to all holders of Series B Preferred Stock of the liquidation preference, then such assets shall be distributed among the holders of Series B Preferred Stock at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and the financial condition of the Company and its consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended on Form 10-K/A. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.
OVERVIEW
Our Business
During the last quarter of 2004, a fundamental restructuring of the Company was undertaken in order to position IPIX as the leader in immersive imaging technologies for visual intelligence applications. The Company develops immersive video and still photography products for major markets in surveillance, visual documentation and forensic analysis. This restructuring included the merging of the InfoMedia and the Security business units and a change in sales structure which broadened the Company’s emphasis on direct sales and indirect sales channel development. The new structure also enables the Company to develop product offerings that include both video and still products for customers in the same market. IPIX has aligned its product lines with its core competencies in immersive video and still technology. The restructuring was completed with the sale of the AdMission business unit in February of 2005. In accordance with FAS 144, the assets and liabilities related to the AdMission business unit were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations for all periods presented.

Products
The Company currently has two main product lines: Immersive Video and Immersive Stills.
Immersive Video Product Line: develops and delivers products and services that provide customers with enhanced situational awareness. The main product in this line is the CommandView Video. The product line consists of multi-mega-pixel, digital cameras, fisheye lens, patented 360-degree viewing technology and camera management software to provide a unique award-winning ‘see everything’ video surveillance and security camera system that can see in all directions, simultaneously with no moving parts and no blind spots. Features include low light performance; remote, secure monitoring; digital pan-tilt-zoom; and weather reliability.
Immersive Stills Product Line: provides for the creation of 360-degree panoramic photography and movie content. The main product in this line is the Interactive Studio Still Photography product. This product provides a single integrated solution for panorama photographers that can automate a wide variety of tasks previously requiring separate tools. The technology in this product makes creating multiple 360-degree images as simple as a drag-and-drop of fisheye source images into the application, selecting the output file formats desired and hitting the save button. Features include image editors, image format converter tools and high dynamic range image compositors.
Target Markets
The Company markets its immersive video and immersive stills products to government and commercial markets for a variety of visual intelligence applications. We target government agencies with responsibility for security infrastructure protection related to ports, harbors, waterways, dams, conventional and nuclear power stations, utilities, airports and mass transit rail systems. Our product also offers solutions to the military in perimeter force protection, unmanned vehicles and special operations. We also target commercial markets such as retail outlets and casinos. Our products are used for facilities management as well as by vertical market data warehouse solutions providers such as insurance and mapping. In addition, we historically have targeted the real estate and hospitality market, professional photographers, web developers and creators of visual documentation.
Business Models
We market our products through direct sales and indirect sales through channel distributors and resellers. Additionally, we sell our immersive stills software platform and supporting hardware over the internet.
Business Trends and Conditions
On March 31, 2004, the Company launched a new family of 360-degree real-time video camera systems. Shipment of these products to distributors began in late June 2004. These new camera systems generate revenues from sales to both end-users and resellers. In April 2005, at the ISC West trade show, the Company announced its newest product, the CommandView™ Day/Night Dome camera that combines 360-degree views in low-light, no-light and infrared lighting-assisted environments. The Company continues to develop additional products and features for the security and surveillance market. Also at the ISC West trade show, the Company announced an OEM agreement with ObjectVideo to market software for intelligent video surveillance. In April 2005, a partnership with VistaScape was announced to integrate their SiteIQ™ surveillance software with the Company’s CommandView™ cameras. These products will be available for shipment in the third quarter of 2005.
IPIX still photography products primarily generate revenues in two ways: licenses of software and the sale of camera equipment. In the past, “keys” were utilized to license the Company’s technology to capture and save a single immersive image. With the launch of the IPIX Interactive Studio, IPIX now offers time-based seats or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year.
In response to the change in sales structure, the Company hired additional sales staff focused on direct and channel sales both in the U.S. and internationally to market immersive video products. The Company currently has approximately sixty resellers in the U.S. and four distributors internationally.
The immersive still photography products business unit markets and sells the Company’s virtual tour photography solution, the IPIX Interactive Studio, directly to the U.S. real estate market and will expand its Host@IPIX product to support a wider range of imaging technologies. As a result, the Company believes that real estate agents/brokers and photographers will benefit from a broader choice of panoramic imaging solutions and enhanced marketing capabilities. Professional services are also provided to customers that request specific customizations or integrations of the Company’s products and services.
CRITICAL ACCOUNTING POLICIES
The following discussion and analysis of financial condition and results of operations is based upon the Company’s unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, inventory reserves, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our unaudited condensed consolidated financial statements: revenue recognition; valuation allowances, specifically the allowance for doubtful accounts and inventory reserves; valuation of goodwill and other long-lived assets; and significant accruals. We believe that full consideration has been given to all relevant circumstances that we may be subject to, and our financial statements accurately reflect management’s best estimate of the results of operations, financial position and cash flows for the periods presented.
Management has discussed the development and selection of the following critical accounting policies, estimates and assumptions with the Audit Committee of our Board of Directors and the Audit Committee has reviewed these disclosures.
Revenue Recognition
We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured.
We derive revenue from sales of our hardware, sales of licenses and keys for our software and professional services we provide to customers. Professional service revenues include effort performed under government contracts. Formerly professional services consisted of transaction hosting revenue where a reseller uses image management products to enhance their on-line offering. Transaction hosting revenue was primarily performed by the AdMission business unit which was discontinued in 2004 and sold in the first quarter of 2005.
Transaction hosting revenue (which is included in discontinued operations) was recognized ratably as transactions were performed provided there was persuasive evidence of an arrangement, the fee was fixed or determinable and collection of the resulting receivable was reasonably assured.
Hardware and software revenue is recognized upon shipment, if the contract shipping term is FOB shipping point, and upon delivery, if the contract shipping term is FOB destination, provided there are no uncertainties surrounding product acceptance, persuasive evidence of an arrangement exists, there are no significant vendor obligations, the fees are fixed or determinable and collection is reasonably assured. Initial license fees are recognized when a contract exists, the fee is fixed or determinable, software delivery has occurred and collection of the receivable is reasonably assured. If there are continuing obligations, then license fees are recognized ratably over the life of the contract. Revenue from hardware and software sales to distributors is recognized upon shipment (“sell-in”) if the distributor relationship does not create substantial uncertainty regarding fixed or determinable fees and collectibility. If at the beginning of an arrangement we determine the arrangement fee is not, or is presumed to not be, fixed or determinable, or there is uncertainty over collectibility, revenue is deferred and subsequently recognized as amounts become due or collected.
The Company recognizes revenue in accordance with Statement of Position (“SOP”) No. 97-2, “Software Revenue Recognition” and SOP No. 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.” If a contract requires significant production, modification or customization of the software, the arrangement is accounted for as a long-term service contract. If it does not, software revenue is realizable when the following criteria are met: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller’s price to the buyer is fixed or determinable and collectibility is reasonably assured.
Other criteria that must be met include the determination of whether the revenue in multiple-element arrangements can be recognized separately for each element as performance occurs and the determination of the fee based on vendor-specific objective evidence (“VSOE”) of fair value for each element. The Company determines VSOE of fair value of each element by the price charged when the same element is sold separately or based on Management’s established prices for elements such as professional rates on comparable service contracts or the price of software with the same functionality available in the industry. If management is unable to determine the VSOE of a delivered element, the revenue is recognized by the residual method. As performance occurs, the fee for the delivered item is determined by the total fee of the arrangement less the total fair value of the undelivered elements. The total fair value of the undelivered elements is deferred and subsequently recognized as performance occurs. If Management is unable to determine the VSOE of an undelivered element, all revenue from the contract is deferred until the VSOE is established or all performance has occurred. If the only undelivered element without VSOE of fair value is services that can be accounted for separately, the entire fee is recognized over the service period.
Our professional service revenue under government contracts consist primarily of services provided by our employees, consultants and the pass through of costs for equipment. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, consulting labor and other direct expenses incurred to complete programs, including cost of equipment. The current government contract is a cost-plus-fixed-fee contract. Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including a pro-rata share of the contractual fees.

The Company recognizes other professional service revenue from long-term service contracts in accordance with Accounting Research Bulletin (“ARB”) No. 45, “Long-Term Construction Type Contracts,” using the relevant guidance in SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts,” as determined by the terms and conditions of the Company’s contracts with its customers. Revenue is typically recognized ratably over the contractual periods or as services are performed. In addition, when professional service contracts involve software that is essential to the functionality of the delivered software product, revenue from the entire arrangement is recognized as services are performed on a percentage of completion method or not until the contract is completed. In fixed price contracts, revenue is recognized based on the percentage of completion method, income is recognized at a consistent profit margin over the period of performance based on estimated profit margins at completion of the contract. This method of accounting requires estimating the total revenues and total contract cost at completion of the contract. Estimated losses on contracts at completion are recognized when identified.
Allowances for Doubtful Accounts
Significant Management judgments and estimates must be made and used in connection with establishing the allowance for doubtful accounts in any accounting period. Management specifically analyzes accounts receivable and historical bad debts, customer concentrations, customer credit-worthiness, current economic trends and changes in the customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. Material differences could result in the amount and timing of expense recorded if Management had different judgment or utilized different estimates as the latter related to different reporting periods.
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
Significant Accruals, including Restructuring Charges and Sales Tax
We recorded restructuring charges associated with vacated facilities. The key assumptions associated with these charges include the timing and amount of sub-lease income. In addition, in establishing and providing for sales tax accruals, we make judgments based on the actual tax laws and guidance. While Management believes that its judgments and interpretations regarding tax liabilities are appropriate, significant differences in actual experience may materially affect the Company’s future financial results.
Restructuring
The Company recorded restructuring charges in accordance with Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” and Staff Accounting Bulleting (“SAB”) No. 100, “Restructuring and Impairment Charges.” During the first quarter of 2005, management adopted a restructuring plan to move the executive office from California to Virginia upon the sale of the AdMission business unit. The plan comprised of terminating a lease for equipment, abandoning certain fixed assets and vacating an additional operating lease. As a result, in the second quarter of 2005, the Company paid a buy out fee of $747,053, which included penalties and a forfeited deposit, to terminate the lease for the computer equipment and wrote off $11,452 of fixed assets. In addition, a charge of $1,060,883 representing the present value of the future cash flows of the abandoned leased office space was recorded as restructuring charges in the second quarter of 2005. The Company paid $99,310 in the second quarter of 2005 for this lease.
At June 30, 2005 the remaining balance in accrued restructuring was $1,196,354 of which, $482,812 is classified as long-term restructuring liability and represents the present value of the lease payments on the first and fourth floor San Ramon, California office lease. The leases end in January 2007. Included in the current restructuring liability is the present value of the lease payments for the San Ramon, California office and also $19,022 of severance accrued in 2004 which will be paid in the third quarter of 2005.
     The components of the restructuring charge in 2005 are as follows:

Lease obligations	$1,060,883
Equipment lease termination	747,053
Abandonment of fixed assets	11,452

$1,819,388
During the three and six months ended June 30, 2005, payments of $404,033 and $419,078, respectively, were made against the Company’s lease and severance restructuring accrual which was established by various restructuring actions from 2000 to 2004.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

	Three Months Ended
	June 30,
				Percent
	2005	2004*	Difference	Change
Revenue:
Hardware	$1,024,261	$594,657	$429,604	72%
Licenses and other	408,542	417,918	(9,376)	(2)%

Total revenue	1,432,803	1,012,575	420,228	42%

Cost of revenue:
Hardware	559,163	439,260	119,903	27%
Licenses and other	196,154	145,387	50,767	35%

Total cost of revenue	755,317	584,647	170,670	29%

Gross profit	677,486	427,928	249,558	58%

Operating expenses:
Sales and marketing	1,972,415	1,073,319	899,096	84%
General and administrative	2,254,028	924,617	1,329,411	144%
Research and development	659,482	510,077	149,405	29%
Restructuring charges	1,819,388	—	1,819,388	100%
Loss on impairment of asset	—	—	—

Total operating expenses	6,705,313	2,508,013	4,197,300	167%
Loss from operations	(6,027,827)	(2,080,085)	(3,947,742)	(190)%
Interest and other income, net	39,005	16,472	22,533	137%

Loss from continuing operations	(5,988,822)	(2,063,613)	(3,925,209)	(190)%
Loss from discontinued operations, net of taxes	—	(1,339,107)	1,339,107	100%

Net loss	(5,988,822)	(3,402,720)	(2,586,102)	(76)%
Preferred stock dividends	(115,821)	(223,736)	107,915	48%

Net loss available to common shareholders	$(6,104,643)	$(3,626,456)	$(2,478,187)	(68)%

*	As adjusted for discontinued operations
REVENUE. The Company derives its revenue from product sales of its 360-degree technology sold as licenses of software and hardware sales of camera equipment and from professional services. Total revenue for the three months ended June 30, 2005 was $1,432,803, an increase of $420,228, or 42% compared with the three months ended June 30, 2004. This increase was due to $451,172 of hardware sales of the Company’s immersive video product line which was launched at the end of the first quarter of 2004 with field beta trials and the first finished inventory was shipped at the end of the second quarter of 2004. This increase is offset by a $21,568 decrease in hardware sales of the Company’s immersive stills product line. Hardware for the immersive stills product line consists of brand name cameras which can be obtained from the brand’s major distributors at competitive prices. Therefore, the focus in the immersive stills product line is on licensing of our software instead of sales of hardware. As a result, hardware revenue increased $429,604, or 72%, for the second quarter of 2005 compared with the same period in 2004. Licenses and other revenue decreased slightly by $9,376, or a reduction of 2%, to $408,542 for the three months ended June 30, 2005. Professional services revenue increased $83,813 mainly due to efforts expended on the first phase of the $2.4 million research contract from the Defense Advanced Research Projects Agency (DARPA) to research and build the world’s highest resolution video camera. The remaining fluctuation in licenses and other revenue is due to a $93,189 decrease in sales of the immersive still product software. The sales model in 2004 involved selling software as a one-time use, or key, compared with the sales model in 2005 of selling software as a one-year license for which revenue is recognized ratably over the period.
COST OF REVENUE. The Company’s cost of revenue consists of cost of components and cost of assembly for video and immersive cameras, internally developed software, licensed software, fulfillment and shipping costs, customer and technical support, internet hosting fees, professional service fees and direct labor. Hardware cost of revenue increased 27% compared with a 72% increase in hardware revenue resulting in a hardware gross margin for the three months ended June 30, 2005 of 45% compared with 26% for the same period in 2004. The increase in hardware gross margin is due to higher sales from higher margin immersive video products versus immersive stills products. Cost of license and other revenue increased 35% which is higher than the 2% decrease in license and other revenue. This increase in cost is due to direct labor and equipment for the DARPA contract. The DARPA contract is cost plus fixed fee setting the gross margin at 6%. As a result, as activity on the contract ramps up the license and other gross margin will decrease. Gross margins for license and other revenue for the periods ended June 30, 2005 and 2004 were 52% and 65%, respectively.
SALES AND MARKETING. Sales and marketing expenses increased $899,096, or 84%, during the quarter ended June 30, 2005 as compared with the quarter ended June 30, 2004, primarily due to the expenditures focused on building strong direct and channel sales for the immersive video product line and additional marketing personnel. The increase consisted of employee salary, benefits and recruitment expenses related to the increase in our sales force of $360,665 and an increase in marketing, travel and trade show activities of $468,124.
GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, insurance and other costs associated with being a public company. General and administrative expenses increased $1,329,411 during the quarter ended June 30, 2005 as compared with the quarter ended June 30, 2004 as a result of: increase in headcount of executive, administrative and information technology professions resulting in an increase in salaries, benefits, bonuses and related costs of $222,276; an increase in recruiting costs of $141,787; an increase in expenses of $316,979 incurred in association with compliance with public company regulations, including Sarbanes-Oxley compliance; an increase in professional fees to lawyers of $179,008 due to patent litigation; and an increase in our director and officer’s insurance premiums due to increased coverage of $167,471. In addition, facilities expenses increased $297,509 due to an increase in rent of the new facilities in Tennessee and Virginia and also an increase in depreciation from acquisitions of furniture and computer equipment. The Company hired additional administrative and executive staff in the second quarter of 2005 due to the relocation of the Company’s headquarters to Reston, Virginia. Travel increased $79,088 as a result of the relocation effort coordinated by accounting and information technology personnel and from executive management travel. The Company will concentrate on strengthening documentation and testing of internal controls which may result in additional expenses in future quarters.
RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs and consulting labor related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses increased $149,405, or 29%, during the quarter ended June 30, 2005 compared with the quarter ended June 30, 2004, primarily due to an increase in head count of research and engineering personnel focused on the integration of the IPIX IP camera into a variety of digital video recording (DVR) devices utilized in the surveillance market that IPIX addresses.
RESTRUCTURING CHARGES. In the first quarter of 2005, the Company entered into a plan to move the executive office from California to Virginia upon the sale of the AdMission business unit which comprised the following actions: termination of a lease for equipment, abandon certain fixed assets and abandon an additional operating lease. As a result, in the second quarter of 2005, the company paid a buy out fee of $747,053, which included penalties and a forfeited deposit, to terminate the lease for the computer equipment and wrote off $11,452 of fixed assets. In addition, a charge of $1,060,883 representing the net present value of the abandoned leased office space was recorded as restructuring charges in the second quarter of 2005.
INTEREST AND OTHER INCOME, NET. Interest and other income for the three months ended June 30, 2005 was $39,005 compared with $16,472 for the same period in 2004. This is the result of increased interest rates and higher balances for the period in cash and short-term investments.
LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $0 and $1,339,107, respectively, for the three months ended June 30, 2005 and 2004 due to the discontinued operations of the Company’s AdMission business unit which was classified as discontinued operations in the fourth quarter of 2004 and sold in the first quarter of 2005. The prior period results were reclassified to properly classify the business unit as discontinued operations.
NET LOSS. As a result of the factors described above, the net loss for the three months ended June 30, 2005 was $5,988,822, an increase of $2,586,102 or 76%, compared with the three months ended June 30, 2004.

SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004

	Six Months Ended
	June 30,
				Percent
	2005	2004*	Difference	Change
Revenue:
Hardware	$1,340,883	$807,752	$533,131	66%
Licenses and other	760,149	681,058	79,091	12%

Total revenue	2,101,032	1,488,810	612,222	41%

Cost of revenue:
Hardware	729,742	584,419	145,323	25%
Licenses and other	392,024	297,690	94,334	32%

Total cost of revenue	1,121,766	882,109	239,657	27%

Gross profit	979,266	606,701	372,565	61%

Operating expenses:
Sales and marketing	3,687,275	1,920,418	1,766,857	92%
General and administrative	4,547,829	1,617,281	2,930,548	181%
Research and development	1,325,977	956,179	369,798	39%
Restructuring charges	1,819,388	—	1,819,388	100%
Loss on impairment of asset	253,358	—	253,358	100%

Total operating expenses	11,633,827	4,493,878	7,139,949	159%

Loss from operations	(10,654,561)	(3,887,177)	(6,767,384)	(174)%
Interest and other income, net	143,992	19,972	124,020	621%

Loss from continuing operations	(10,510,569)	(3,867,205)	(6,643,364)	(172)%
Loss from discontinued operations, net of taxes	(1,359,726)	(2,745,533)	1,385,807	50%

Net loss	(11,870,295)	(6,612,738)	(5,257,557)	(80)%
Preferred stock dividend	(230,369)	(624,168)	393,799	63%

Net loss available to common shareholders	$(12,100,664)	$(7,236,906)	$(4,863,758)	(67)%

*	As adjusted for discontinued operations
REVENUE. The Company derives its revenue from product sales of its 360-degree technology sold as licenses of software and hardware sales of camera equipment and from professional services. Total revenue for the six months ended June 30, 2005 was $2,101,032, an increase of $612,222, or 41% compared with the same period in 2004. This increase was due to a $612,587 increase in hardware sales of the Company’s immersive video product line which was launched at the end of the first quarter of 2004 with field beta trials and the first finished product shipped at the end of second quarter 2004. This increase is offset by a $79,456 decrease in hardware sales of the Company’s immersive stills product line. Hardware for the immersive stills product line consists of brand name cameras which can be obtained from the brand’s major distributors at competitive prices. Therefore, the focus in the immersive stills product line is on licensing of our software instead of sales of hardware. As a result hardware revenue increased $533,131, or 66%, for the first half of 2005 compared with the same period in 2004. License and other revenue increased $79,091, or 12%, to $760,149 for the six months ended June 30, 2005. Professional services revenue increased $86,597 mainly due to efforts expended on the first phase of the $2.4 million research contract from the Defense Advanced Research Projects Agency (DARPA) to research and build the world’s highest resolution video camera. The remaining fluctuation in licenses and other revenue is due to a $7,506 decrease in sales of the immersive still product software. The sales model in 2004 involved selling software as a one-time use, or key, compared with the sales model in 2005 of selling software as a one-year license for which revenue is recognized ratably over the period.
COST OF REVENUE. The Company’s cost of revenue consists of cost of components and cost of assembly for video and immersive cameras, internally developed software, licensed software, fulfillment and shipping costs, customer and technical support, internet hosting fees, professional service fees and direct labor. Hardware cost of revenue increased 25% compared with a 66% increase in hardware revenue resulting in a hardware gross margin for the six months ended June 30, 2005 of 46% compared with 28% for the same period in 2004. The increase in hardware gross margin is due to higher sales from higher margin immersive video products versus immersive stills products. Cost of license and other revenue increased 32% which is higher than the 12% increase in license and other revenue. This increase in cost is due to direct labor and equipment for the DARPA contract. The DARPA contract is cost plus fixed fee setting the gross margin at 6%. As a result, as activity on the contract ramps up the license and other gross margin will decrease. Gross margins for license and other revenue for the periods ended June 30, 2005 and 2004 were 48% and 56%, respectively.
SALES AND MARKETING. Sales and marketing expenses increased $1,766,857, or 92%, during the six months ended June 30, 2005 compared with the six months ended June 30, 2004, primarily due to the expenditures focused on building strong direct and channel sales for the immersive video product line and for additional marketing personnel. As a result, employee salary, benefits, recruitment and payroll costs increased $735,296 related to the increase in the sales force and marketing personnel; increase in public relations, marketing, travel and trade show activities of $690,344; an increase in consulting fees for web site development of $63,420; and an increase in facilities and other expenses including depreciation of $277,796.
GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, insurance and other costs associated with being a public company. General and administrative expenses increased $2,930,548 during the six months ended June 30, 2005 compared with the same period in 2004 as a result of: salaries, benefits, bonuses and severance paid to employees of $461,400, which was incurred due to the relocation of our corporate headquarters, for which there was no such expense in 2004; an increase in expenses of $852,200 incurred in association with compliance with public company regulations, including audit fees for discontinued operations and Sarbanes-Oxley compliance; an increase in professional fees to lawyers of $504,369 due to the discontinued operations and additional legal counsel initiated by the Company’s executive management for contract review, patent litigation and executive agreements; an increase in employee related expenses due to an increase in headcount of $532,622, and an increase in our director and officer’s insurance premiums due to increased coverage of $334,942. In addition, facilities and other expenses increased $151,555 due to an increase in rent of the new facilities in Tennessee and Virginia and also an increase in depreciation from acquisitions of furniture and computer equipment. The Company hired additional administrative and executive staff in the second quarter of 2005 due to the relocation of the Company’s headquarters to Reston, Virginia. Travel increased $93,461 as a result of the relocation effort coordinated by accounting and information technology personnel and from executive management travel. The Company will concentrate on strengthening documentation and testing of internal controls which may result in additional expenses in future quarters.
RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs and facility expenses related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses increased $369,798, or 39%, during the six months ended June 30, 2005 compared with the same period in 2004, primarily due to an increase in head count of engineering and research personnel. In addition, the Company spent approximately $72,000 for consultants and an external engineering firm mainly for the development of the Company’s new product line of Day/Night Dome camera lens.
RESTRUCTURING CHARGES. In the first quarter of 2005, the Company entered into a plan to move the executive office from California to Virginia upon the sale of the AdMission business unit which comprised the following actions: termination of a lease for equipment, abandon certain fixed assets and abandon an additional operating lease. As a result, in the second quarter of 2005, the company paid a buy out fee of $747,053, which included penalties and a forfeited deposit, to terminate the lease for the computer equipment and wrote off $11,452 of fixed assets. In addition, a charge of $1,060,883 representing the net present value of the abandoned leased office space was recorded as restructuring charges in the second quarter of 2005.
LOSS ON IMPAIRMENT OF ASSETS. Loss on impairment of assets for the six months ended June 30, 2005 was $253,358. This amount was due to a write down to zero net book value of the investment which was acquired as a result of the sale of the AdMission business unit in the first quarter of 2005 (see Note 3).
INTEREST AND OTHER INCOME, NET. Interest and other income for the six months ended June 30, 2005 was $143,992 compared with $19,972 for the same period in 2004. This increase is primarily due to the sale of one of the Company’s discontinued web domain names during the first quarter of 2005 for which there is no such amount in 2004. In addition, increased interest rates and higher balances for the period in cash and short-term investments also caused an increase.
LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations of $1,359,726 and $2,745,533, respectively, for the six months ended June 30, 2005 and 2004 was due to the discontinued operations of the Company’s AdMission business unit which was discontinued in the fourth quarter of 2004 and sold in the first quarter of 2005. The prior period results were reclassified to properly classify the business unit as discontinued operations.
NET LOSS. As a result of the factors described above, the net loss for the six months ended June 30, 2005 was $11,870,295, an increase of $5,257,557 or 80%, compared with the six months ended June 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
Since inception, the Company has financed its operations through registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At June 30, 2005, we had $15,641,739 of cash, restricted cash and short term investments, of which $630,000 was restricted.
Common Stock
During the three months ended March 31, 2005, the Company issued 700,096 shares of common stock upon exercise of employee stock options. The total proceeds from the first quarter exercises of theses options were $1,456,005. During the three months ended June 30, 2005, 148,153 shares of common stock were issued upon exercise of employee stock options. The total proceeds from the second quarter exercises of theses options were $284,614. During the quarter ended June 30, 2005, the Company sold 51,680 shares of common stock to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). The proceeds to the Company from the ESPP purchases were $132,301. As of June 30, 2005, there was $6,557 collected for the employees’ fourth quarter 2005 Employee Stock Purchase Plan (“ESPP”) purchases.
During June 2005, the Company received gross proceeds of $10,000,000 through the private placement of 4,149,376 shares of its common stock to a group of investors. In connection with this private placement, the Company issued to the investors four-year warrants to purchase 1,825,725 shares of common stock at $3.11 per share and ninety-day additional investment rights to purchase 248,963 shares of common stock at $2.41 per share. The additional investment rights expire ninety days after the date a registration statement is deemed effective by the Securities Exchange Commission relating to these shares of common stock, warrants and additional investment rights. The warrants may not be exercised until six months after issuance of the common shares.
During the three months ended March 31, 2004, the Company issued 442,144 shares of common stock upon exercise of stock options. The total proceeds from the first quarter 2004 option exercises were $618,662, of which $256,773 was collected in the second quarter of 2004. During the quarter ended June 30, 2004, the Company issued 1,511,680 shares of common stock upon exercise of stock options. The proceeds to the Company from the option exercises were $4,170,737. During the quarter ended June 30, 2004, there were 91,140 shares of common stock sold to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). The proceeds to the Company from the ESPP purchases were $112,037.
On April 5, 2004, the Company received gross proceeds of approximately $4,900,000 through the private placement of 909,090 shares of its common stock to accredited institutional investors. The shares of common stock were sold at $5.50 per share. In connection with this private placement, the Company issued to the investors additional investment rights to purchase 888,179 shares of common stock at $6.05 per share. The additional investment rights expired September 28, 2004. Of these additional investment rights, 88,818 were exercised in the second quarter of 2004 and the remaining 799,361 were exercised in the third quarter of 2004 resulting in total proceeds of approximately $5,400,000. Form S-3 filed on May 5, 2004 provides a description of this transaction.
Other Liquidity and Capital Resources
Summary Consolidated Cash Flow Data

	Six Months Ended June 30,
	2005	2004
Net cash used in operating activities	$(8,983,604)	$(6,704,454)
Net cash used in investing activities	(1,676,753)	(89,710)
Net cash provided by financing activities	11,418,250	10,006,433

Net increase in cash and cash equivalents	757,893	3,212,269
Cash and cash equivalents, beginning of period	12,784,058	10,240,980

Cash and cash equivalents, end of period	$13,541,951	$13,453,249

Cash flows from operating activities for the six months ending June 30, 2005, reflect a net loss of $11,870,295, compared with a net loss of $6,612,738 for the same period ending June 30, 2004. The increase in net loss is primarily due to an increase in sales and marketing expenses of $1.8 million for an expanded focus on building strong direct and channel sales, an increase in general and administrative expenses of $2.9 million due to relocation of company headquarters, increased public company expenses to comply with new legislation requiring additional documentation of internal controls, and fees associated with the sale of the AdMission business unit, restructuring charges of $1.8 million and $253 thousand loss of impairment of asset. Also impacting the change in operating activities is an increase of prepaid expenses and other current assets of $1,366,942 due to the reclass of collateral held for a letter of credit to short term investment and the release of assets held for sale relating to the discontinued operations and sale of the AdMission business unit. The Company incurred non-cash compensation expenses of $793,930 associated with the acceleration of stock options related to the sale of the AdMission business unit which also impacted the change in operating activities.
Net cash used in investing activities for the six months ending June 30, 2005 increased by $1,587,043 compared with the same period ending June 30, 2004. The increase was primarily related to the acquisition of computer software and hardware to support the increase in staffing and to complete the build-out of a new computer and communication center in Oak Ridge, Tennessee.
Net cash provided by financing activities the six months ending June 30, 2005 was primarily related to $9,758,750 of net proceeds from the private placement of common stock in June of 2005 compared to $4,896,740 of net proceeds from a private placement of common stock in April of 2004. Offsetting the increase in cash from private placement financings, the Company had a $3,021,959 decrease in net proceeds from the exercise of stock options from the six months ended June 30, 2004 compared with the same period in 2005.
During the six months ended June 30, 2005 and in the prior fiscal years, the Company experienced, and continues to experience, certain issues related to cash flow and profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company completed a $10 million private placement of common stock, including additional investment rights and warrants to a group of existing and new institutional investors on June 21, 2005. Management will monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. In order to reduce its cash burn, the Company may implement measures to reduce operating costs, including a reduction in sales and marketing expenses, support and other general and administrative expenses. The Company finished the second quarter of 2005 with approximately $15,641,739 in cash reserves (cash and cash equivalents of $13,541,951, short-term investments of $1,469,788 and restricted cash of $630,000).

Contractual Obligations
The table below shows the Company’s total contractual obligations as of June 30, 2005:

		Payments Due by Periods
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Operating Leases	$2,248,636	$613,811	$1,056,749	$578,077	—
Restructuring Liability	1,196,354	713,542	482,812	—	—

	$3,444,990	$1,327,353	$1,539,560	$578,077	$—

At June 30, 2005, the Company had $630,000 of cash deposits restricted as collateral on a letter of credit for certain co-location facility leases expiring in 2006 and, accordingly, classified as short term restricted cash. The requirement for this letter of credit was eliminated as a result of the AdMission Purchase Agreement and was cancelled on July 13, 2005. The $550,000 letter of credit for certain capital lease obligations expired on June 30, 2005.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2005, the Company had $15,641,739 of cash, cash equivalents, short term restricted cash and short term investments. Interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of its investments are in short term instruments. Due to the nature of the short term investments, the Company has concluded that there is not a material market risk exposure.
Item 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company’s disclosure controls and procedures were not effective due to material weaknesses in the Company’s internal control over financial reporting which were set forth in Management’s Annual Report on Internal Control Over Financial Reporting included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2004. Material weaknesses were identified in the following areas:
1. Period-end close process
2. Purchases and accounts payable
3. Inventory
4. Revenue and receivables
5. Information technology
Changes in Internal Control over Financial Reporting and Management’s Remediation Initiatives. The discussion below describes the material planned and actual changes to the Company’s internal control over financial reporting during the fourth quarter of 2004 and subsequent to December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As described in Management’s Annual Report on Internal Control over Financial Reporting, the Company identified material weaknesses in the Company’s internal control over financial reporting and, as described below, the Company has made, and plans to make, changes to its internal control over financial reporting.
In response to the matters discussed in Management’s Annual Report on Internal Control Over Financial Reporting, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. To document, test internal controls and provide project management, the Company has retained the services of an experienced consulting firm. The Company has implemented, and plans to implement during 2005, the specific measures described below to remediate the material weaknesses described in Management’s Annual Report on Internal Control Over Financial Reporting. The Company plans to continue to review and make changes to its internal control environment as it deems appropriate or necessary to remediate the material weaknesses described herein.
Period-End Close Process. To address these material weaknesses, the Company appointed a new chief financial officer, a vice-president of human resources, a controller and an assistant controller in April, 2005. In addition, the Company added additional accounting staff at the corporate level. The new accounting staff has extensive background in auditing and reporting for public companies and has performed additional training to heighten awareness of generally accepted accounting principles. The Company has adopted more rigorous policies and procedures regarding the review and approval process for complex calculations and unusual transactions.
The Company implemented a periodic report checklist, which requires the signature of the controller. The Company assigned to the assistant controller responsibility for referencing the financial statements to supporting documentation and verifying the mathematical accuracy of the financial statements prior to the filing of any periodic report. The Company plans to adopt documentation and testing of controls to require the appropriate review and approval of journal entries. Additionally, the chief financial officer and controller is required to review all related party transactions and to note such review on the periodic report checklist.
As part of the reorganization of the Company’s business, the Company has eliminated, in 2005, the positions of business unit’s general managers.

The Company plans to utilize the operational expertise of chief executive officer, chief financial officer and controller to review significant fluctuations in expenses in order to ensure that the Company’s expenses are appropriately recorded and classified in the financial statements.
Purchases and Accounts Payable — With regard to the Company’s internal controls related to wire transfers, the Company plans to document and test these controls during the third fiscal quarter of 2005. The Company plans to conduct testing of controls requiring that authorized check signers adequately review supporting documentation during the check signing process and require evidence of such process be maintained for future review. Controls to require monthly review of accruals for accounts payable are planned to be implemented and tested. Additionally, the Company implemented controls requiring that an approved vendor list be maintained and reviewed periodically by the chief financial officer or controller. The Company plans to document and test written policies and procedures related to purchases and accounts payable.
Inventory — Through December 2004, the Company remediated identified inventory-related control deficiencies by implementing documentation to evidence controls relating to the approval of inventory purchases, the proper receipt and accounting of inventory receipts, the reconciliation of accounting records and inventory counts and the proper costing and valuation of inventory. The Company plans to test these controls in order to obtain sufficient evidence about their operating effectiveness. The Company will continue to evaluate these controls and may in the future implement additional measures based on the results of such testing.
Receivables and Revenue — The Company remediated identified receivables and revenue related control deficiencies by implementing documentation of controls relating to the matters described in Management’s Annual Report on Internal Control Over Financial Reporting — Receivables and Revenue. The Company plans to test these controls in order to obtain sufficient evidence about their operating effectiveness. The Company will continue to evaluate these controls and may in the future implement additional measures based on the results of such testing.
Information Technology — To remediate the identified information technology related control deficiencies, the Company implemented a security and backup recovery plan which will address each of the control deficiencies described in Management’s Annual Report on Internal Control Over Financial Reporting — Information Technology. The Company will continue to evaluate these controls and may in the future implement additional measures based on results of such testing.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains statements about future events and expectations which are characterized as forward-looking statements. Forward-looking statements are based on management’s beliefs, assumptions and expectations of the Company’s future economic performance, taking into account the information currently available to them. These statements are not statements of historical fact. Forward-looking statements involve risks and uncertainties that may cause the Company’s actual results, performance or financial condition to be materially different from the expectations of future results, performance or financial condition we express or imply in any forward-looking statements.
The words “believe”, “may”, “will”, “should”, “anticipate”, “estimate”, “expect”, “intends”, “objective” or similar words or the negatives of these words are intended to identify forward-looking statements. We qualify any forward-looking statements entirely by these cautionary factors.
Although the Company believes that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, including those set forth below and in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005 under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Risk Factors.” Actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in our 2004 Form 10-K, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:
- changes in the demand for our products and services,
- our third-party supplier’s ability to deliver high quality components to us in a timely fashion,
- our ability to control or effect reductions in costs,
- uncertainty regarding our ability to continue as a going concern,
- our ability to raise capital and fund our operations,
- our ability to attract and retain highly qualified personnel,
- our ability to design, manufacture and deliver high quality products in a timely fashion,
- the burdens and costs of defending against potential infringement claims,
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
On June 15, 2003, the Company filed an action against Mr. Ford Oxaal and his company, Minds-Eye-View, (together, “Oxaal”) in the United States District Court for the Eastern District of Tennessee. In the complaint, the Company asserted claims for patent infringement, false designation of origin, false description or representation, unfair or deceptive acts and tortious interference in connection with Oxaal’s competing software product marketed under the name “Click Away.” On August 8, 2003, Oxaal filed its answer asserting counterclaims for non-infringement, invalidity, unenforceability, breach of contract, patent misuse, Lanham Act violations and tortious interference. The Company denied all of Oxaal’s allegations. The case was stayed pending settlement negotiations, which have since terminated. In response, on March 15, 2005, a motion was filed by the Company to vacate the stay so that the lawsuit can proceed in due course.
On March 4, 2005, Grandeye Ltd. filed a complaint in the United States District Court for the Eastern District of Virginia against the Company alleging that Grandeye is not infringing the Company’s patents, that the Company’s patents are invalid and are not owned by the Company and that the Company is engaged in false advertising, unfair competition, tortious interference and antitrust violations. The Company denied these allegations and filed counterclaims alleging Grandeye is infringing the Company’s patents. On March 24, 2005, the Company filed a motion to move the case to the United States District Court for the Eastern District of Tennessee, which has been denied. A trial date has been set for November 7, 2005 in the U.S. District Court for the Eastern District of Virginia.
The Company intends to vigorously defend each of the above referenced lawsuits. Because of the inherent uncertainties related to this type of litigation, the Company is unable to predict the ultimate outcome of these cases, or the likelihood or amount of our potential liability, if any, of these cases. However, if the Company is not successful in defending or settling these matters, these cases could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company. The Company will incur substantial costs in defending these lawsuits.

The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, is believed could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
On May 13, 2005, we held the annual meeting of our stockholders to vote upon the election of directors. The common stockholders voted to elect one director to serve until the 2008 annual meeting of stockholders. Our common stockholders elected Michael D. Easterly to the Board of Directors by a vote of 19,473,529 for, 487,411 against, and 0 abstentions and broker non-votes.
David M. Wilds, Clara M. Conti, Laban P. Jackson and Andrew P. Seamons continue to serve as members of the board of directors.
In addition, the shareholders of the Company approved the 2005 Stock Incentive Plan (the “Plan”) by a vote of 4,568,044 for, 1,607,244 against, and 81,510 abstentions and broker non-votes. A description of the material terms of the Plan was included in, and a copy of the Plan was attached to, the Company’s Definitive Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 12, 2005.
ITEM 6. EXHIBITS

Exhibit
Number	Exhibit Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
IPIX CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 9, 2005	IPIX CORPORATION (Registrant)
/s/ Charles A. Crew

Charles A. Crew Authorized Officer Chief Financial Officer and Chief Accounting Officer

IPIX CORPORATION
INDEX TO EXHIBITS FOR FORM 10-Q JUNE 30, 2005

EXHIBIT NO.	EXHIBIT DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer