Form 10-Q
period 2005-09-30
IPIX CORP
filed 2005-11-09
CIK 1088022

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
IPIX Corporation
(Exact name of registrant as specified in its charter)

Delaware	52-2213841
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
12120 Sunset Hills Road
Suite 410
Reston, Virginia 20190
(Address of principal executive offices, zip code)
Registrant’s telephone number, including area code: (703) 674-4100
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s Common Stock, $0.001 par value per share, as of November 3, 2005 was 27,421,086.

IPIX CORPORATION
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
INDEX

PART I—FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
IPIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$9,746,444	$12,784,058
Restricted cash and short-term investments	—	550,000
Short-term investments	1,474,586	895,254
Accounts receivable	978,952	413,873
Inventory, net of reserves of $292,150 and $346,132	2,386,954	2,334,271
Prepaid and other current assets	663,732	1,511,392
Assets held for sale for discontinued operations	—	321,384

Total current assets	15,250,668	18,810,232

Computer hardware, software and other, net	1,646,071	715,663
Restricted cash and other long-term assets	85,421	718,343

Total assets	$16,982,160	$20,244,238

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,852,103	$1,042,979
Accrued liabilities	3,668,537	3,376,775
Deferred revenue	3,576	84,100
Liabilities held for sale for discontinued operations	—	164,112
Capital lease obligations	—	219,977

Total current liabilities	5,524,216	4,887,943
Long-term restructuring liabilities	276,568	141,675

Total liabilities	5,800,784	5,029,618

Stockholders’ equity:
Preferred stock, $0.001 par value, 5,001,100 authorized, 248,967 and 290,347 shares issued and outstanding (aggregate liquidation value: $6,666,510 and $7,325,335)	249	290
Common stock, $0.001 par value, 50,000,000 authorized, 27,347,428 and 21,539,058 shares issued and outstanding	27,347	21,539
Additional paid-in-capital	546,676,788	533,658,473
Accumulated deficit	(535,523,008)	(518,465,682)

Total stockholders’ equity	11,181,376	15,214,620

Total liabilities and stockholders’ equity	$16,982,160	$20,244,238

(1)	The December 31, 2004 balances were derived from the audited consolidated financial statements.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IPIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenue:
Hardware	$534,115	$1,082,817	$1,874,998	$1,890,569
Services	773,453	103,695	922,602	166,248
License and other	190,220	278,874	801,220	897,379

Total revenue	1,497,788	1,465,386	3,598,820	2,954,196

Cost of revenue:
Hardware	537,252	754,896	1,513,490	1,531,251
Services	564,833	50,452	693,380	96,479
License and other	10,499	22,202	27,480	81,929

Total cost of revenue	1,112,584	827,550	2,234,350	1,709,659

Gross profit	385,204	637,836	1,364,470	1,244,537

Operating expense:
Sales and marketing	1,905,456	1,172,470	5,592,731	3,092,888
General and administrative	3,227,186	1,219,333	7,775,016	2,836,614
Research and development	564,094	542,000	1,890,069	1,498,179
Restructuring charges	(93,242)	—	1,726,147	—
Loss on impairment of asset	—	—	253,358	—

Total operating expenses	5,603,494	2,933,803	17,237,321	7,427,681

Loss from operations	(5,218,290)	(2,295,967)	(15,872,851)	(6,183,144)
Interest and other (expenses) income, net	31,259	32,288	175,251	52,260

Loss from continuing operations	(5,187,031)	(2,263,679)	(15,697,600)	(6,130,884)
Loss from discontinued operations, net of taxes	—	(1,156,914)	(1,359,726)	(3,902,447)

Net loss	(5,187,031)	(3,420,593)	(17,057,326)	(10,033,331)
Preferred stock dividends	(100,405)	(132,655)	(330,774)	(756,823)

Net loss available to common stockholders	$(5,287,436)	$(3,553,248)	$(17,388,100)	$(10,790,154)

Basic and diluted loss per share:
Continuing operations	$(0.20)	$(0.12)	$(0.67)	$(0.47)
Discontinued operations	—	(0.06)	(0.06)	(0.26)

Net loss per share to common stockholders (basic and diluted)	$(0.20)	$(0.18)	$(0.73)	$(0.73)

Weighted average common shares outstanding (basic and diluted)	27,032,212	19,624,742	23,921,518	14,806,631

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IPIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(17,057,326)	$(10,033,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	476,476	749,000
Bad debt expense	—	2,675
Stock based compensation expense	818,747	—
Changes in assets and liabilities:
Accounts receivable	(565,079)	(565,956)
Inventory	(52,683)	(912,603)
Prepaid expenses and other current assets	847,660	(4,428)
Other long-term assets	324,306	133,791
Accounts payable	809,126	730,944
Accrued liaibilities	72,923	201,273
Deferred revenue	(80,524)	15,817
Long-term restructuring liabilities	134,893	(158,995)

Net cash used in operating activities	(14,271,481)	(9,841,813)

Cash flows from investing activities:
Acquisition of computer hardware, software and other	(1,406,886)	(144,830)
Short-term investments	(579,332)	(13,684)
Restricted cash	1,180,000	—

Net cash used in investing activities	(806,218)	(158,514)

Cash flow from financing activities:
Proceeds from:
Common stock offerings	9,758,750	4,898,431
Exercise of stock options	2,536,241	5,512,831
Conversion of AIR	136,647	5,394,000
Conversion of Series B Preferred	—	2,989,998
Payments for:
Capital lease obligation	(219,977)	(518,089)
Preferred stock dividends	(171,576)	(453,867)

Net cash provided by financing activities	12,040,085	17,823,304

Net (decrease)/ increase in cash and cash equivalents	(3,037,614)	7,822,977
Cash and cash equivalents, beginning of the period	12,784,058	10,240,980

Cash and cash equivalents, end of the period	$9,746,444	$18,063,957

Supplemental disclosure of cash flow information:
Cash paid for interest	$37,552	$13,852

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
The accompanying unaudited condensed consolidated financial statements of IPIX Corporation, a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company’s Management, these unaudited condensed consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at September 30, 2005 and December 31, 2004, the results of operations for the three and nine months ended September 30, 2005 and 2004 and cash flows for the nine months ended September 30, 2005 and 2004. Results of operations for the three and nine months ended September 30, 2005 is not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2005. Please refer to the Company’s 2004 Annual Report on Form 10-K, as amended on Form 10-K/A, for the complete consolidated financial statements for the period ended December 31, 2004.
2. GOING CONCERN CONSIDERATIONS
The accompanying unaudited condensed consolidated financial statements have been presented in accordance with U.S. GAAP, which assumes the continuity of the Company as a going concern. During the nine months ended September 30, 2005 and in the prior fiscal years, the Company experienced, and continues to experience, certain issues related to cash flow and profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company completed a $10 million private placement of common stock, including additional investment rights and warrants to a group of existing and new institutional investors on June 21, 2005. Management will monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. The Company completed the sale of the AdMission business unit to AdMission Corporation in the first quarter of 2005 (see Note 3). During the first two quarters of 2005, we incurred certain costs for accountant and lawyer fees, buyout of an equipment lease and abandonment of an operating lease as a result of the sale of the AdMission business unit.
The Company’s operating results in 2005 will be dependent upon its ability to provide quality products and services and is subject to the risk of an unfavorable lower demand for its products and services. Management believes that the Company has sufficient cash reserves to meet its funding needs for 2005. However, in order to reduce its cash burn, the Company may implement measures to reduce operating costs, including a reduction in sales and marketing expenses, support and other general and administrative expenses. The Company finished the first nine months of 2005 with $11,221,030 in cash reserves (cash and cash equivalents of $9,746,444 and short-term investments of $1,474,586).
Available cash reserves may be consumed in the sales and marketing of new products. Depending upon the Company’s ability to sell its new products, the timeliness of collection of accounts receivable and other potential working capital needs, as well as the timing and rate of revenue growth and Management’s ability to control costs, the Company may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available, or if available, that such financing can be obtained on terms satisfactory to the Company. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations which would have an adverse effect on its financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. DISCONTINUED OPERATIONS
On February 11, 2005, the Company and AdMission Corporation, a privately held Delaware corporation (“AdMission”), closed the transactions under the asset purchase agreement dated January 11, 2005 between the parties (the “Asset Purchase Agreement”). Pursuant to the terms of the Asset Purchase Agreement, IPIX sold to AdMission certain of its assets (including certain patent rights and other intellectual property) and contracts relating to its IPIX AdMission business unit (the “AdMission Business”). In consideration for the sale, IPIX received 1,035,000 shares of the Series A Convertible Preferred Stock of AdMission and a warrant to purchase 200,000 shares of the Common Stock of AdMission. Additionally, AdMission assumed certain liabilities associated with the AdMission business unit. In accordance with FAS 144, the assets and liabilities related to the AdMission business were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations for each quarter and for each full year presented. The preferred stock and warrant were recorded as an asset investment in AdMission and subsequently written-down to zero. This write-down was based on Management’s assessment of the fair market value of the investment related to the carrying value of the asset which was based upon AdMission’s first quarter loss until the sale date and the marketability of the private company’s stock. The sale of assets and liabilities to AdMission consists of fixed assets of $253 thousand, prepaid items of $62 thousand and deferred revenue of $62 thousand. The operating results of AdMission for 2005 were also reclassified to discontinued operations. During the first quarter of 2005, the Company incurred non-cash compensation expenses of $794 thousand associated with the acceleration of stock options related to the sale of the AdMission business unit. In connection with the Asset Purchase Agreement, IPIX and AdMission entered into a Patent Purchase, License and Repurchase Agreement dated as of February 11, 2005 which provides for the transfer to AdMission of certain patents relating to the AdMission Business, the license of those patents back to IPIX for use by IPIX in the conduct of its security sector business and certain other limited uses, and repurchase right by IPIX in the event of certain triggering events by AdMission. The patent agreement remains in effect until all of the patents transferred by the agreement expire. Patent No. 6,732,162 issued March 4, 2004 “Method of Providing Preprocessed Images for a Plurality of Internet Web Sites” expires November 15, 2019. An acquired application 09/357,836 was subsequently issued on March 17, 2005 as patent No. 6,895,557 “Web-based Media Submission Tool” expires July 21, 2019. The agreement does not provide for any payment for the license of the patents. The Company has no expectation of exercising its repurchase right of these patents as there is no present indication that the triggering event will occur. IPIX and AdMission also entered into an IPIX Trademark/Service Mark License Agreement which provides AdMission with an eighteen (18) month royalty-free, nonexclusive license to use certain IPIX marks and certain other trademarks and business brands in connection with the conduct of the AdMission Business.
Other than the obligation to provide AdMission with a license of certain IPIX marks and certain other trademarks and business brands pursuant to the IPIX Trademark/Service Mark License Agreement, the Company has no continuing obligations to AdMission.
Revenues, cost of revenue, operating expenses and loss from discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue	$—	$275,594	$159,643	$809,227
Cost of revenue	—	569,502	220,091	1,808,006

Gross profit	—	(293,908)	(60,448)	(998,779)

Operating expenses:
Sales and marketing	—	452,772	907,915	1,527,508
Research and development	—	410,234	391,363	1,376,160

Total operating expenses	—	863,006	1,299,278	2,903,668

Loss from discontinued operations, net of taxes	$—	$(1,156,914)	$(1,359,726)	$(3,902,447)

4. CASH, CASH EQUIVALENTS AND RESTRICTED SHORT TERM INVESTMENTS
The Company considers all highly liquid debt instruments with a remaining maturity at date of purchase of three months or less to be cash equivalents.
At September 30, 2005, there was a $1,474,586 short-term investment which matures on June 19, 2006. The Company will renew the investment for successive short-term periods.

5. STOCKHOLDERS’ EQUITY
During the three months ended March 31, 2005, the Company issued 700,096 shares of common stock upon exercise of employee stock options. The total proceeds from the first quarter exercises of theses options were $1,456,005. During the three months ended June 30, 2005, 148,153 shares of common stock were issued upon exercise of employee stock options. The total proceeds from the second quarter exercises of theses options were $284,614. During the quarter ended June 30, 2005, the Company sold 51,680 shares of common stock to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). The proceeds to the Company from the ESPP purchases were $132,301. During the three months ended September 30, 2005, 298,511 shares of common stock were issued upon exercise of employee stock options. The total proceeds from the third quarter exercises of theses options were $608,595. As of September 30, 2005, there was $54,726 collected for the employees’ fourth quarter 2005 Employee Stock Purchase Plan (“ESPP”) purchases.
During June 2005, the Company received gross proceeds of $10,000,000 through the private placement of 4,149,376 shares of its common stock to a group of investors. In connection with this private placement, the Company issued to the investors four-year warrants to purchase 2,045,642 shares of common stock at $3.11 per share and ninety-day additional investment rights to purchase 248,963 shares of common stock at $2.41 per share. The additional investment rights expire on December 22, 2005. The warrants may not be exercised until six months after issuance of the common stock. During the three months ended September 30, 2005, 56,700 additional investment rights were converted into common stock. The Company received proceeds totaling $136,647 for the conversion of these rights.
During the three months ended March 31, 2004, the Company issued 442,144 shares of common stock upon exercise of stock options. The total proceeds from the first quarter 2004 option exercises were $618,662, of which $256,773 was collected in the second quarter of 2004. During the quarter ended June 30, 2004, the Company issued 1,511,680 shares of common stock upon exercise of stock options. The proceeds to the Company from the option exercises were $4,170,737. During the quarter ended June 30, 2004, there were 91,140 shares of common stock sold to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). The proceeds to the Company from the ESPP purchases were $112,037. During the quarter ended September 30, 2004, the Company issued 185,127 shares of common stock upon exercise of stock options. The proceeds to the Company from the option exercises were $362,743.
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
At December 31, 2003, there were two Tranche A warrants (“Warrant 1” and “Warrant 2”) outstanding. As of September 30, 2004, Warrant 1, which entitled the holders to purchase 150,000 shares of Series B Preferred Stock at $20 per share, has been exercised in full. We issued 1,375,600 shares of common stock in the third quarter of 2004 and received $3.0 million in cash from the exercise of part of Warrant 1 and the conversion of the underlying Series B Preferred Stock. During the second quarter of 2004, 600 shares of the rest of Warrant 1 were converted into 4,372 shares of common stock. We did not receive any proceeds from the second quarter Warrant 1 exercise. Warrant 2 entitles the holders to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006. During the second quarter of 2004, 400 shares of Warrant 2 were converted into 2,914 shares of common stock. We did not receive any proceeds from the second quarter Warrant 2 exercise. During the third quarter of 2005, 41,380 shares of Series B Preferred Stock plus accumulated and unpaid dividends through date of conversion were converted into 381,007 shares of common stock. We did not receive any proceeds from the third quarter Warrant 2 exercise.
6. NET LOSS PER COMMON SHARE
Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Net income (loss) available to common stockholders is calculated as the net income (loss) less cumulative preferred stock dividends for the period. If dilutive, the participation right of the preferred stock is reflected in the calculation of basic income (loss) per share using the “if converted” method or the “two class method,” if more dilutive. Warrants, additional investment rights and stock options could potentially dilute basic income per share in the future but were not included in the computation of diluted loss per share because to do so would have been antidilutive for the three and nine months ended September 30, 2005 and 2004. For all periods presented herein, the Company’s diluted loss per share is equal to its basic loss per share because the effects of exercise were anti-dilutive given the losses the Company incurred during such periods.

The following table sets forth the computation of basic and dilutive loss per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:

Loss from continuing operations	$(5,187,031)	$(2,263,679)	$(15,697,600)	$(6,130,884)
Loss from discontinued operations, net of taxes	—	(1,156,914)	(1,359,726)	(3,902,447)

Net loss	(5,187,031)	(3,402,593)	(17,057,326)	(10,033,331)
Preferred stock dividends	(100,405)	(132,655)	(330,774)	(756,823)

Net loss available to common stockholders	$(5,287,436)	$(3,553,248)	$(17,388,100)	$(10,790,154)

Denominator Weighted average common shares outstanding — basic and diluted	27,032,212	19,624,742	23,921,518	14,806,631

Basic and diluted loss per share:
Continued operations	$(0.20)	$(0.12)	$(0.67)	$(0.47)
Discontinued operations	—	(0.06)	(0.06)	(0.26)

Net loss per share to common stockholders (basic and diluted)	$(0.20)	$(0.18)	$(0.73)	$(0.73)

The following table sets forth potential common stock shares that are not included in the diluted net loss per common share calculation because to do so would be antidilutive for the three months ended September 30, 2005 and 2004 as a result of the net loss available to common stockholders:

	Three Months Ended
	September 30,
	2005	2004
Vested stock options	183,060	1,685,118
Convertible preferred stock	2,292,363	2,834,720
Series B warrants	—	448,378
Series B Dividend conversion	502,957	—
PIPE Additional investment rights	51,230	—

Total	3,029,610	4,968,216

Not included in the table above, were the following rights as of September 30, 2005 and 2004 to purchase common stock where the average exercise price was greater than the average common share price during the period and, accordingly, they were excluded from diluted net loss per common share for the three months ended September 30, 2005 and 2004, respectively.

	As of September 30,
	2005	2004
Average share price of IPIX Common stock	$3.53	$8.50

Stock options : Shares excluded (average price $41.93 in 2005 and $114.32 in 2004)	937,609	112,000
Series B warrants (exercise price of $4.34)	917,067	—
PIPE warrants (exercise price of $3.11)	2,045,642	—
Common warrants (average price of $147.41 in 2005 and $165.33 in 2004)	32,064	136,949
7. RESTRUCTURING
The Company recorded restructuring charges in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and Staff Accounting Bulleting (“SAB”) No. 100, “Restructuring and Impairment Charges.” During the first quarter of 2005, Management adopted a restructuring plan to move the executive office from California to Virginia upon the sale of the AdMission business unit. The plan comprised of terminating a lease for equipment, abandoning certain fixed assets and vacating an additional operating lease. As a result, in the second quarter of 2005, the Company paid a buy out fee of $747,053, which included penalties and a forfeited deposit, to terminate the lease for the computer equipment and wrote off $11,452 of fixed assets. In addition, a charge of $1,060,883 representing the present value of the future cash flows of the abandoned leased office space was recorded as restructuring charges in the second quarter of 2005. The Company paid $148,965 in the third quarter of 2005 for this lease.

At September 30, 2005, the remaining balance in accrued restructuring was $931,325 of which, $276,568 is classified as long-term restructuring liability and represents the present value of the lease payments on the first and fourth floor San Ramon, California office lease. The leases end January 31, 2007. Included in the restructuring liability is the present value of the lease payments for the San Ramon, California office.
     The components of the restructuring charge in 2005 are as follows:

Lease obligations	$967,642
Equipment lease termination	747,053
Abandonment of fixed assets	11,452

$1,726,147

During the three and nine months ended September 30, 2005, payments of $186,425 and $605,503, respectively, were made against the Company’s lease and severance restructuring accrual.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net loss available to common stockholders, as reported	$(5,287,436)	$(3,553,248)	$(17,388,100)	$(10,790,154)
Add:
Stock-based employee compensation cost included in net loss available to common stockholders, as reported	24,819	—	818,747	—
Deduct:
Stock-based employee compensation expense under fair value method of SFAS No. 123 for all awards	(485,364)	(504,904)	(1,880,464)	(1,786,000)

Net loss pro forma	$(5,747,981)	$(4,058,152)	$(18,449,817)	$(12,576,154)
Net loss per share basic and diluted — as reported	$(0.20)	$(0.18)	$(0.73)	$(0.73)
Net loss per share basic and diluted — pro forma	$(0.21)	$(0.21)	$(0.77)	$(0.85)

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

The fair value of each award is calculated on the date of grant using the Black-Scholes pricing model. The following assumptions were used for each respective period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Risk-free interest rates	4.0%	3.75%	4.0%	3.75%
Expected lives (in years)	3.0	3.5	3.17	3.5
Dividend yield	0%	0%	0%	0%
Expected volatility	81%	179%	81%	179%

9. INVENTORY
The Company’s inventory consists primarily of finished camera products and camera components. The inventory is valued at the lower of cost, or market, using the FIFO method. The table below shows the Company’s inventory mix as of September 30, 2005 and December 31, 2004:

	As of
	September 30, 2005	December 31, 2004
	(unaudited)
Components	$1,437,477	$1,628,496
Finished goods	1,241,627	1,051,907

Total Inventory	2,679,104	2,680,403
Inventory Reserve	(292,150)	(346,132)

Total Inventory, net	$2,386,954	$2,334,271

10. COMMITMENTS AND CONTINGENCIES
Commitments
The table below shows the Company’s total contractual obligations as of September 30, 2005:

		Payments Due by Periods
		Less than one
	Total	year	1-3 years	3-5 years	Thereafter
Operating Leases	$2,096,048	$617,271	$982,577	$496,200	$—
Restructuring Liability	931,325	654,757	276,568	—	—

	$3,027,373	$1,272,028	$1,259,145	$496,200	$—

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
On March 14, 2005, Grandeye, Ltd. filed suit against IPIX in the U.S. District Court for the Eastern District of Virginia, Norfolk Division, seeking a declaratory judgment that (1) its Halocam products do not infringe any valid claim of U.S. Patents No. 5,359,363 (“the ‘363 patent”), 6,603,502 B2 (“the ‘502 patent”), and Re 36,207 (“the ‘207 patent”); (2) these three patents are invalid; and (3) these three patents are unenforceable as a result of inequitable conduct committed during prosecution of the patent applications leading to the patents. Grandeye also asserted various state law claims alleging damage to its business relationships as a result of alleged statements and conduct of IPIX. Grandeye also included in its Complaint a claim for antitrust violations but has since dismissed that antitrust claim with prejudice. IPIX has asserted substantial defenses to Grandeye’s claims and filed a counter-suit against Grandeye for infringement of the ‘363 patent, ‘502 patent, and ‘207 patent. IPIX has vigorously defended, and continues to defend, its positions. IPIX has filed a motion seeking summary judgment as to Grandeye’s state law claims, and Grandeye has filed a motion seeking a summary judgment that its Halocam SP products do not infringe any claims of the ‘363 patent, ‘502 patent, or ‘207 patent. The parties have opposed each other’s motions and both motions are scheduled to be heard by the Court during a hearing scheduled to begin on November 7, 2005. In addition to hearing these issues, the Court will hear arguments at the November 7, 2005 hearing on the parties’ positions regarding the proper construction of terms in the three patents’ claims. Fact discovery in this case was scheduled to close on October 28, 2005 and trial is scheduled to begin on April 6, 2006.
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

Indemnification Provisions
During the ordinary course of business, in certain limited circumstances, the Company includes indemnification provisions within certain of its contracts. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to the Company’s products and services. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, “Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45.” To determine the amount of indemnification liability to accrue, a probability analysis of potential outcomes based on past claims and cost incurred is performed. To date, there have not been any costs incurred in connection with such indemnification clauses; therefore, there is no accrual of such amounts at September 30, 2005. Our insurance policies do not cover the cost of patent infringement claim defense so if a claim was filed against the Company or any party we indemnify, we would incur legal costs to vigorously defend our patents. Under FAS No. 5, “Loss Contingencies,” a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At September 30, 2005, no such amounts are accrued.
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
The following table summarizes the number of customers that individually comprise greater than 10% of total revenue or total accounts receivable and their aggregate percentage of the Company’s total revenue or total accounts receivable:

	As of and for the Three Months		As of and for the Nine Months
	Ended September 30,		Ended September 30,
	2005	2004	2005	2004
Revenue:
Number of Customers	2	2	1	2
Percentage of Total Revenue	49%	50%	17%	42%

Accounts Receivable
Number of Customers	1	2	1	2
Percent of Total Accounts Receivable	64%	47%	64%	47%
14. LIQUIDATION PREFERENCE AND PREFERRED STOCK DIVIDENDS
On September 26, 2001, Image Investor Portfolio, a separate series of Memphis Angels, LLC (“Image”) and certain strategic investors completed the purchase of 1,115,080 shares of the Series B Preferred Stock for total consideration of $22,301,615. Each share of the Series B Preferred Stock is convertible into approximately 9.2 shares of the Company’s common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. As of September 30, 2005, 248,967 shares of Series B Preferred Stock remain outstanding with a liquidation preference, defined below, of $6,666,510, which includes $1,687,170 in accrued dividends in arrears on the Series B Preferred Stock.
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
Target Markets
The Company markets its immersive video and immersive stills products to government and commercial markets for a variety of visual intelligence applications. We target government agencies with responsibility for security infrastructure protection related to ports, harbors, waterways, dams, conventional and nuclear power stations, utilities, airports and mass transit rail systems. Our product offers solutions to the military in perimeter force protection, unmanned vehicles and special operations. We also target commercial markets such as retail outlets and casinos. Our products are used for facilities management as well as by vertical market data warehouse solutions providers such as insurance and mapping. In addition, we historically have targeted the real estate and hospitality market, professional photographers, web developers and creators of visual documentation.
Business Models
We market our products through a direct sales force and through channel distributors and resellers. Additionally, we sell our immersive stills software platform and supporting hardware over the internet.
Business Trends and Conditions
In March 2004, the Company launched a new family of 360-degree real-time video camera systems. Shipment of these products to distributors began in late June 2004. These new camera systems generate revenues from sales to both end-users and resellers. In April 2005, the Company launched the CommandView™ Day/Night Dome camera that combines 360-degree views in low-light, no-light and infrared lighting-assisted environments. The Company continues to develop additional products and features for the security and surveillance market. Also in April 2005 the Company announced an OEM agreement with ObjectVideo to market software for intelligent video surveillance. In April 2005, a partnership with VistaScape was announced to integrate their SiteIQ™ surveillance software with the Company’s CommandView™ cameras. These products became available for shipment in the third quarter of 2005.
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
In response to the change in sales structure, the Company hired additional sales staff focused on direct and channel sales to market immersive video products. The Company currently has approximately 85 resellers in the U.S. and four distributors internationally.
The immersive still photography products for the virtual tour photography solution and the IPIX Interactive Studio are sold directly to the U.S. real estate market. The Host@IPIX product is being expanded to support a wider range of imaging technologies. As a result, the Company believes that real estate agents/brokers and photographers will benefit from a broader choice of panoramic imaging solutions and enhanced marketing capabilities.
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
Our professional service revenue under government contracts consist primarily of services provided by our employees, consultants and the pass through of costs for equipment or other third party services. Cost of services consists primarily of compensation expenses for program personnel, the fringe benefits associated with this compensation, consulting labor and other direct expenses incurred to complete programs, including cost of equipment. The current government contract is a cost-plus-fixed-fee contract. Revenues for cost-reimbursement contracts are recorded as reimbursable costs are incurred, including a pro-rata share of the contractual fees.
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
Restructuring
The Company recorded restructuring charges in accordance with FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and Staff Accounting Bulleting (“SAB”) No. 100, “Restructuring and Impairment Charges.” During the first quarter of 2005, Management adopted a restructuring plan to move the executive office from California to Virginia upon the sale of the AdMission business unit. The plan comprised of terminating a lease for equipment, abandoning certain fixed assets and vacating an additional operating lease. As a result, in the second quarter of 2005, the Company paid a buy out fee of $747,053, which included penalties and a forfeited deposit, to terminate the lease for the computer equipment and wrote off $11,452 of fixed assets. In addition, a charge of $1,060,883 representing the present value of the future cash flows of the abandoned leased office space was recorded as restructuring charges in the second quarter of 2005. The Company paid $148,965 in the third quarter of 2005 for this lease.
At September 30, 2005, the remaining balance in accrued restructuring was $931,325 of which, $276,568 is classified as long-term restructuring liability and represents the present value of the lease payments on the first and fourth floor San Ramon, California office lease. The leases end January, 31 2007. Included in the restructuring liability is the present value of the lease payments for the San Ramon, California office.
The components of the restructuring charge in 2005 are as follows:

Lease obligations	$967,642
Equipment lease termination	747,053
Abandonment of fixed assets	11,452

$1,726,147

During the three and nine months ended September 30, 2005, payments of $186,425 and $605,503, respectively, were made against the Company’s lease and severance restructuring accrual.

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

	Three Months Ended			Percent
	September 30,		Increase/	Increase/
	2005	2004*	(Decrease)	(Decrease)
Revenue:
Hardware	$534,115	$1,082,817	$(548,702)	(51)%
Services	773,453	103,695	669,758	646%
License and other	190,220	278,874	(88,654)	(32)%

Total revenue	1,497,788	1,465,386	32,402	2%

Cost of revenue:
Hardware	537,252	754,896	(217,644)	(29)%
Services	564,833	50,452	514,381	1020%
License and other	10,499	22,202	(11,703)	(53)%

Total cost of revenue	1,112,584	827,550	285,034	34%

Gross profit	385,204	637,836	(252,632)	(40)%

Operating expense:
Sales and marketing	1,905,456	1,172,470	732,986	63%
General and administrative	3,227,186	1,219,333	2,007,853	165%
Research and development	564,094	542,000	22,094	4%
Restructuring charges	(93,242)	—	(93,242)	(100)%

Total operating expenses	5,603,494	2,933,803	2,669,691	91%
Loss from operations	(5,218,290)	(2,295,967)	2,922,323	127%
Interest and other (expenses) income, net	31,259	32,288	(1,029)	(3)%

Loss from continuing operations	(5,187,031)	(2,263,679)	2,923,352	129%
Loss from discontinued operations, net of taxes	—	1,156,914	(1,156,914)	(100)%

Net loss	(5,187,031)	(3,420,593)	1,766,438	52%
Preferred stock dividends	(100,405)	(132,655)	(32,250)	(24)%

Net loss available to common stockholders	$(5,287,436)	$(3,553,248)	$1,734,188	49%

* As adjusted for discontinued operations

NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004

	Nine Months Ended			Percent
	September 30,		Increase/	Increase/
	2005	2004*	(Decrease)	(Decrease)
Revenue:
Hardware	$1,874,998	$1,890,569	$(15,571)	(1)%
Services	922,602	166,248	756,354	455%
License and other	801,220	897,379	(96,159)	(11)%

Total revenue	3,598,820	2,954,196	644,624	22%

Cost of revenue:
Hardware	1,513,490	1,531,251	(17,761)	(1)%
Services	693,380	96,479	596,901	619%
License and other	27,480	81,929	(54,449)	(66)%

Total cost of revenue	2,234,350	1,709,659	524,691	31%

Gross profit	1,364,470	1,244,537	119,933	10%

Operating expense:
Sales and marketing	5,592,731	3,092,888	2,499,843	81%
General and administrative	7,775,016	2,836,614	4,938,402	174%
Research and development	1,890,069	1,498,179	391,890	26%
Restructuring charges	1,726,147	—	1,726,147	100%
Loss on impairment of asset	253,358	—	253,358	100%

Total operating expenses	17,237,321	7,427,681	9,809,640	132%
Loss from operations	(15,872,851)	(6,183,144)	9,689,707	157%
Interest and other (expenses) income, net	175,251	52,260	122,991	235%

Loss from continuing operations	(15,697,600)	(6,130,884)	9,566,716	156%
Loss from discontinued operations, net of taxes	(1,359,726)	(3,902,447)	(2,542,721)	(65)%

Net loss	(17,057,326)	(10,033,331)	7,023,995	70%
Preferred stock dividends	(330,774)	(756,823)	(426,049)	(56)%

Net loss available to common stockholders	$(17,388,100)	$(10,790,154)	$6,597,946	61%

* As adjusted for discontinued operations

REVENUE. The Company derives its revenue from product sales of its 360-degree technology sold as licenses of software and hardware sales of camera equipment and from professional services. Total revenue for the three months ended September 30, 2005 was $1,497,788, an increase of $32,402, or 2% as compared to the three months ended September 30, 2004. Revenue for the nine months ended September 2005 of $3,598,820 increased by $644,624 or 22% over the prior year.
For the three months ended September 2005, hardware sales of the immersive video products decreased to $396,428, a 45% decrease from the prior year. This decrease in 2005 reflects lower shipments to the Company’s UK distributor (NMI), whose exclusive distribution agreement was terminated during the third quarter of 2005. NMI continues to operate under a non-exclusive distribution agreement in the UK. The immersive video products sales increased to $1,412,831 for the nine months ended September 30, 2005, an increase of 25% over the same period the prior year. For the three and nine month periods ended September 2005 hardware sales of the immersive stills products decreased to $137,687, or 62% and $462,167 or 39%, respectively, as compared to the same periods in 2004. The Company has deemphasized sales of commercially available cameras which have low margin opportunities. Hardware for the immersive stills product line consists of brand name cameras which can be obtained from the brand’s major distributors at competitive prices.

Professional services revenue for the third quarter and nine months of 2005 increased to $729,127 and $837,333, respectively, over the same period the prior year, for which there were no comparable amounts. This increase is due to the efforts expended on the first phase of the $2.4 million research contract from the Defense Advanced Research Projects Agency (DARPA) to research and build the world’s highest resolution video camera, as well as other professional services arising from a commercial client. Professional services related to the immersive stills product line decreased to $44,326 or 57%, in the current period as compared to the prior year and $85,269 or a decrease of 49% for the nine month period.
License and other revenue, primarily related to the immersive stills product line, decreased to $190,220, or 32% for the three months ended September 30, 2005 as compared to the same period the prior year. For the nine month period in 2005 license and other revenue decreased to $801,220, or 11%, over the same nine months of the prior year.
COST OF REVENUE. The Company’s cost of revenue consists of cost of components and cost of assembly for video and immersive cameras, internally developed software, licensed software, fulfillment and shipping costs, customer and technical support, internet hosting fees, professional service expenses and direct labor. Total cost of revenue for the three months ended September 30, 2005 was $1,112,584, an increase of $285,034 as compared to the three months ended September 30, 2004. The cost of revenue for the nine months ended September 2005 of $2,234,350, increased by $524,691 over the prior year.
Hardware cost of revenue decreased 29% as compared to a 51% decrease in hardware revenue resulting in a hardware gross margin for the three months ended September 30, 2005 of (1)% as compared to 30% for the same period in 2004. The decrease in hardware gross margin is due to an increase in lower margin transactions of immersive video products. The margin on the video products was adversely affected by a number of low margin transactions and inventory adjustments in the period which are not anticipated to reoccur in future periods. Hardware cost of revenue for the nine months ended September 2005 decreased 1% as compared to a 1% decrease in hardware revenue resulting in a hardware gross margin for the nine month period of 19%. Hardware cost of revenue for the nine months ended September 2004 was also 19%.
The increase in services cost of revenue over the same periods the prior year was due to the significant increase in the cost of professional services, primarily for performance under the cost-plus-fixed-fee DARPA contract that has low gross margin relative to revenue. The cost for professional services for the DARPA contract is due primarily to direct labor and other direct purchased costs. The DARPA contract gross margin is 8%.
Cost of license and other revenue in the third quarter 2005 decreased 53% from the same period 2004 which is greater than the 32% decrease in license and other revenue. For the nine month period of 2005, cost of license and other revenue decreased 66% from the same period 2004 versus an 11% decrease in license and other revenue over the nine months of the prior year. This was the result, in both periods, of improving revenue derived from our on-line store that has minimal variable cost associated with this type of sale.
SALES AND MARKETING. Sales and marketing expenses of $1,905,456 increased by $732,986, or 63%, during the quarter ended September 30, 2005 as compared to the quarter ended September 30, 2004, primarily due to additional marketing personnel and expenditures focused on building strong product awareness for the immersive video product line. The increase consisted of employee salary, benefits and recruitment and facility expenses related to the increase in our sales force of $337,272 and an increase in marketing, travel and trade show activities of $395,718. For the nine months ended September 2005, sales and marketing expenses of $5,592,731 increased by $2,499,843 over the prior year. The increase consisted of employee salary, benefits and recruitment and facility expenses related to the increase in our sales force and marketing personnel of $1,362,261 and an increase in marketing travel and trade show activities of $1,137,584.
GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, legal fees, insurance and other costs associated with being a public company.
General and administrative expenses of $3,227,186 increased by $2,007,853 during the quarter ended September 30, 2005 as compared with the quarter ended September 30, 2004 as a result of: an increase in expenses of $131,883 incurred in association with compliance with public company regulations, including Sarbanes-Oxley compliance; an increase in professional fees to lawyers of $1,548,360 primarily due to patent litigation and financing activities; and an increase of $167,471 in director and officer’s insurance premiums due to increased coverage. In addition, facilities expenses increased $213,744 due to an increase in rent of the new facilities in Tennessee and Virginia and also an increase in depreciation from acquisitions of furniture and computer equipment. For the nine months ended September 2005, general and administrative expenses of $7,775,016 increased by $4,938,402 over the prior year as a result of: increase in headcount of executive, administrative and information technology professionals resulting in an increase in salaries, benefits, bonuses and related costs of $242,395; an increase in recruiting costs of $127,327; an increase in expenses of $810,725 incurred in association with compliance with public company regulations, including Sarbanes-Oxley compliance; an increase in professional fees to lawyers of $2,189,052 primarily due to patent litigation and financing activities; and an increase of $502,413 in director and officer’s insurance premiums due to increased coverage. In addition, facilities expenses increased $669,172 due to an increase in rent of the new facilities in Tennessee and Virginia and also an increase in depreciation from acquisitions of furniture and computer equipment.
RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of personnel costs and consulting labor related to building and enhancing our digital media infrastructure and immersive imaging technology.
Research and development expense for the three and nine month periods ended September 30, 2005 was $564,094 and $1,890,069, respectively. These expenses increased by $22,094 and $391,890 during the respective periods as compared to the same periods ended September 30, 2004. The increases in expenses are due to increases in head count of research and engineering personnel focused on the integration of the IPIX IP camera into a variety of digital video recording (DVR) devices utilized in the surveillance market that IPIX addresses and development of a three megapixil version of the camera.

RESTRUCTURING CHARGES. In the first quarter of 2005, the Company entered into a plan to move the executive office from California to Virginia upon the sale of the AdMission business unit which comprised the following actions: termination of a lease for equipment, abandon certain fixed assets and abandon an additional operating lease. As a result, in the second quarter of 2005, the Company paid a buy out fee of $747,053, which included penalties and a forfeited deposit, to terminate the lease for the computer equipment and wrote off $11,452 of fixed assets. In addition, a charge of $1,060,883 representing the net present value of the abandoned leased office space was recorded as restructuring charges in the second quarter of 2005. Restructuring charges were reduced by $93,242, but increased $1,726,141, respectively, for the three and nine months ended September 30, 2005.
LOSS ON IMPAIRMENT OF ASSETS. Loss on impairment of assets for the nine months ended September 30, 2005 was $253,358. This amount was due to a write down to zero net book value of the investment which was acquired as a result of the sale of the AdMission business unit in the first quarter of 2005 (see Note 3).
INTEREST AND OTHER INCOME, NET. Interest and other income for the three and nine months ended September 30, 2005 was $31,259 and $175,251 as compared to $32,288 and $52,260 for the same periods in 2004. This increase is primarily due to the sale of one of the Company’s discontinued web domain names during the first quarter of 2005 for which there is no such amount in 2004. In addition, increased interest rates and higher balances for the period in cash and short-term investments also caused an increase.
LOSS FROM DISCONTINUED OPERATIONS. Loss from discontinued operations was $0 and $1,359,726, respectively, for the three and nine months ended September 30, 2005, compared to $1,156,914 and $3,902,447, respectively, for the same periods in 2004. This was due to the discontinued operations of the Company’s AdMission business unit which was classified as discontinued operations in the fourth quarter of 2004 and sold in the first quarter of 2005. The prior period results were reclassified to properly classify the business unit as discontinued operations.
NET LOSS. As a result of the factors described above, the net loss for the three and nine months ended September 30, 2005 was $5,187,031 and $17,057,326, respectively. This was an increase of $1,766,438 and $7,023,995, respectively as compared to the same periods in 2004.
LIQUIDITY AND CAPITAL RESOURCES
Since inception, the Company has financed its operations through registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At September 30, 2005, the Company had $11,221,030 of cash reserves, which consisted of cash, cash equivalents and a short-term investment of $1,474,586.
Common Stock
During the three months ended March 31, 2005, the Company issued 700,096 shares of common stock upon exercise of employee stock options. The total proceeds from the first quarter exercises of theses options were $1,456,005. During the three months ended June 30, 2005, 148,153 shares of common stock were issued upon exercise of employee stock options. The total proceeds from the second quarter exercises of theses options were $284,614. During the quarter ended June 30, 2005, the Company sold 51,680 shares of common stock to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). The proceeds to the Company from the ESPP purchases were $132,301. During the three months ended September 30, 2005, 298,511 shares of common stock were issued upon exercise of employee stock options. The total proceeds from the third quarter exercises of theses options were $608,595. As of September 30, 2005, there was $54,727 collected for the employees’ fourth quarter 2005 Employee Stock Purchase Plan (“ESPP”) purchases.
During June 2005, the Company received gross proceeds of $10,000,000 through the private placement of 4,149,376 shares of its common stock to a group of investors. In connection with this private placement, the Company issued to the investors four-year warrants to purchase 1,825,725 shares of common stock at $3.11 per share and ninety-day additional investment rights to purchase 248,963 shares of common stock at $2.41 per share. The additional investment rights expire on December 22, 2005. The warrants may not be exercised until six months after issuance of the common shares. During the three months ended September 30, 2005, 56,700 additional investment rights were converted into common stock. The Company received proceeds totaling $136,647 for the conversion of these rights.
During the three months ended March 31, 2004, the Company issued 442,144 shares of common stock upon exercise of stock options. The total proceeds from the first quarter 2004 option exercises were $618,662, of which $256,773 was collected in the second quarter of 2004. During the quarter ended June 30, 2004, the Company issued 1,511,680 shares of common stock upon exercise of stock options. The proceeds to the Company from the option exercises were $4,170,737. During the quarter ended June 30, 2004, there were 91,140 shares of common stock sold to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). The proceeds to the Company from the ESPP purchases were $112,037. During the quarter ended September 30, 2004, the Company issued 187,127 shares of common stock upon exercise of stock options. The proceeds to the Company from the option exercises were $362,743.

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
At December 31, 2003, there were two Tranche A warrants (“Warrant 1” and “Warrant 2”) outstanding. As of September 30, 2004, Warrant 1, which entitled the holders to purchase 150,000 shares of Series B Preferred Stock at $20 per share, has been exercised in full. We issued 1,375,600 shares of common stock in the third quarter of 2004 and received $3.0 million in cash from the exercise of part of Warrant 1 and the conversion of the underlying Series B Preferred Stock. During the second quarter of 2004, 600 shares of the rest of Warrant 1 were converted into 4,372 shares of common stock. We did not receive any proceeds from the second quarter Warrant 1 exercise. Warrant 2 entitles the holders to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006. During the second quarter of 2004, 400 shares of Warrant 2 were converted into 2,914 shares of common stock. We did not receive any proceeds from the second quarter Warrant 2 exercise. During the third quarter of 2005, 41,380 shares of Warrant 2 were converted into 381,007 shares of common stock. We did not receive any proceeds from the third quarter Warrant 2 exercise.
Other Liquidity and Capital Resources
Summary Consolidated Cash Flow Data

	Nine Months Ended September 30,
	2005	2004
Net cash used in operating activities	$(14,271,481)	$(9,841,813)
Net cash used in investing activities	(806,218)	(158,514)
Net cash provided by financing activities	12,040,085	17,823,304

Net increase / (decrease) in cash and cash equivalents	(3,037,614)	7,822,977
Cash and cash equivalents, beginning of period	12,784,058	10,240,980

Cash and cash equivalents, end of period	$9,746,444	$18,063,957

Cash flows from operating activities for the nine months ending September 30, 2005, reflect a net loss of $17,057,326 as compared to a net loss of $10,033,331 for the same period ending September 30, 2004. The increase in net loss is primarily due to an increase in sales and marketing expenses of $2.5 million for an expanded focus on building direct and channel sales, an increase in general and administrative expenses of $4.9 million due to relocation of company headquarters, litigation expense, and increased public company expenses to comply with legislation requiring documentation of internal controls, and fees associated with the sale of the AdMission business unit. Also impacting the change in operating activities is a decrease in inventory purchases and utilization as compared to the prior year of $859,920, a reduction of prepaid expenses and other current assets of $847,660 due to the reclassification of collateral held for a letter of credit to short term investment and the release of assets held for sale relating to the discontinued operations and sale of the AdMission business unit. The Company incurred non-cash compensation expenses of $818,747 associated with the acceleration of stock options primarily related to the sale of the AdMission business unit which also impacted the change in operating activities.
Net cash used in investing activities for the nine months ending September 30, 2005 increased by $647,704 compared with the same period ending September 30, 2004. The increase was primarily related to the acquisition of computer software and hardware to support the increase in staffing and to complete the build-out of a new computer and communication center in Oak Ridge, Tennessee and Reston, Virginia. Restricted cash was released and partially invested in short-term investments, increasing cash by $586,984.
Net cash provided by financing activities for the nine months ending September 30, 2005 was primarily related to $9,758,750 of net proceeds from the private placement of common stock in June 2005 compared to $4,898,431 of net proceeds from a private placement of common stock in April 2004. Offsetting the increase cash from private placement financings, the Company had a $2,976,590 decrease in net proceeds from the exercise of stock options from the nine months ended September 30, 2005 compared with the same period in 2004. As compared to the nine month period 2004, the Company did not have similar exercise in the current year of warrants and Additional Investment Rights resulting in lower cash proceeds of $8,247,351.
During the nine months ended September 30, 2005 and in the prior fiscal years, the Company experienced, and continues to experience, certain issues related to cash flow and profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company completed a $10 million private placement of common stock, including additional investment rights and warrants to a group of existing and new institutional investors on June 21, 2005. Management will monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. In order to reduce its cash burn, the Company may implement measures to reduce operating costs, including a reduction in sales and marketing expenses, support and other general and administrative expenses. The Company finished the third quarter of 2005 with $11,221,030 in cash reserves (cash and cash equivalents of $9,746,444 and short-term investments of $1,474,586).

Contractual Obligations
The table below shows the Company’s total contractual obligations as of September 30, 2005:

		Payments Due by Periods
		Less than one
	Total	year	1-3 years	3-5 years	Thereafter
Operating Leases	$2,096,048	$617,271	$982,577	$496,200	$—
Restructuring Liability	931,325	654,757	276,568	—	—

	$3,027,373	$1,272,028	$1,259,145	$496,200	$—

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2005, the Company had $11,221,030 of cash, cash equivalents, and short term investments. Interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of its investments are in short term instruments. Due to the nature of the short term investments, the Company has concluded that there is not a material market risk exposure.
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
Changes in Internal Control over Financial Reporting and Management’s Remediation Initiatives. The discussion below describes the planned and actual changes to the Company’s internal control over financial reporting during the fourth quarter of 2004 and subsequent to December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As described in Management’s Annual Report on Internal Control over Financial Reporting, the Company identified material weaknesses in the Company’s internal control over financial reporting and, as described below, the Company has made, and plans to make, changes to its internal control over financial reporting.
In response to the matters discussed in Management’s Annual Report on Internal Control Over Financial Reporting, the Company plans to continue to review and make necessary changes to the overall design of its control environment, including the roles and responsibilities of each functional group within the organization and reporting structure, as well as policies and procedures to improve the overall internal control over financial reporting. To document, test internal controls and provide project management, the Company has retained the services of an experienced consulting firm. The Company continues to document and test its internal controls over financial reporting and remediate control deficiencies it identifies as a result of this process. The Company has implemented, and plans to implement during 2005, the specific measures described below to remediate the material weaknesses described in Management’s Annual Report on Internal Control Over Financial Reporting. The Company plans to continue to review and make changes to its internal control environment as it deems appropriate or necessary to remediate the material weaknesses described herein.
Period-End Close Process. To address these material weaknesses, the Company appointed a new chief financial officer, a controller and an assistant controller in April, 2005. The new accounting team has extensive background in auditing and reporting for public companies and has had additional training to heighten awareness of generally accepted accounting principles. The Company has adopted more rigorous policies and procedures regarding the review and approval process for complex calculations and unusual transactions.
The Company implemented a periodic report checklist, which requires the signature of the controller or Chief Financial Officer. The Company assigned to the assistant controller responsibility for referencing the financial statements to supporting documentation and verifying the mathematical accuracy of the financial statements prior to the filing of any periodic report. The Company plans to adopt documentation and testing of controls to require the appropriate review and approval of journal entries. Additionally, the chief financial officer and controller are required to review all related party transactions and to note such review on the periodic report checklist.
As part of the reorganization of the Company’s business, the Company has eliminated, in 2005, the positions of business unit’s general managers.
The Company utilizes the operational expertise of chief executive officer, chief financial officer and controller to review significant fluctuations in expenses in order to ensure that the Company’s expenses are appropriately recorded and classified in the financial statements.

Purchases and Accounts Payable — The Company has implemented internal controls related to wire transfers and has documented and tested these controls during the third fiscal quarter of 2005. The Company has implemented and plans to conduct testing of controls requiring that authorized check signers adequately review supporting documentation during the check signing process and that evidence of such process be maintained for future review. Controls to require monthly review of accruals for accounts payable have been implemented and will be tested. Additionally, the Company implemented controls requiring that an approved vendor list be maintained and reviewed periodically by the chief financial officer or controller. The Company plans to document and test written policies and procedures related to purchases and accounts payable.
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
On March 14, 2005, Grandeye, Ltd. filed suit against IPIX in the U.S. District Court for the Eastern District of Virginia, Norfolk Division, seeking a declaratory judgment that (1) its Halocam products do not infringe any valid claim of U.S. Patents No. 5,359,363 (“the ‘363 patent”), 6,603,502 B2 (“the ‘502 patent”), and Re 36,207 (“the ‘207 patent”); (2) these three patents are invalid; and (3) these three patents are unenforceable as a result of inequitable conduct committed during prosecution of the patent applications leading to the patents. Grandeye also asserted various state law claims alleging damage to its business relationships as a result of alleged statements and conduct of IPIX. Grandeye also included in its Complaint a claim for antitrust violations but has since dismissed that antitrust claim with prejudice. IPIX has asserted substantial defenses to Grandeye’s claims and filed a counter-suit against Grandeye for infringement of the ‘363 patent, ‘502 patent, and ‘207 patent. IPIX has vigorously defended, and continues to defend, its positions. IPIX has filed a motion seeking summary judgment as to Grandeye’s state law claims, and Grandeye has filed a motion seeking a summary judgment that its Halocam SP products do not infringe any claims of the ‘363 patent, ‘502 patent, or ‘207 patent. The parties have opposed each other’s motions and both motions are scheduled to be heard by the Court during a hearing scheduled to begin on November 7, 2005. In addition to hearing these issues, the Court will hear arguments at the November 7, 2005 hearing on the parties’ positions regarding the proper construction of terms in the three patents’ claims. Fact discovery in this case was scheduled to close on October 28, 2005 and trial is scheduled to begin on April 6, 2006.
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

DATE: November 8, 2005	IPIX CORPORATION
(Registrant)
/s/ Charles A. Crew
Charles A. Crew
Authorized Officer
Chief Financial Officer and
Chief Accounting Officer

IPIX CORPORATION
INDEX TO EXHIBITS FOR FORM 10-Q SEPTEMBER 30, 2005

EXHIBIT NO.	EXHIBIT DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer