Form 10-K
period 2005-12-31
IPIX CORP
filed 2006-03-21
CIK 1088022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to

Commission file number 00-26363

IPIX CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE                                              52-2213841
State or other jurisdiction
incorporation or organization              (IRS Employer Identification No.)

12120 Sunset Hills Road, Suite 410, Reston, Virginia 20190
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (703) 674-4100

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
__YES  X NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
__YES  X NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X YES __NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.__

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Check one: Large accelerated filer / / Accelerated filer /X / Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 __YES X NO

At June 30, 2005, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $65.9 million.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of March 1, 2006 was 27,483,874.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Stockholders’ Meeting to be held on or about June 23, 2006, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this report on Form 10-K. Such Proxy Statement, except for the portions thereof which are specifically incorporated herein by reference, shall not be deemed “filed” for purposes of this report on Form 10-K.

PART I
In addition to historical information, this Annual Report on Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Item 1. Business.

SOURCE OF CERTAIN STATISTICAL AND OTHER INFORMATION

This Annual Report on Form 10-K includes certain statistical and other data with respect to IPIX and its products, services and industries, derived from publicly available reports and other publications referenced in this annual report. These organizations generally use methodologies and conventions that they deem appropriate to measure companies within the relevant industry segment and to measure industry size. These organizations generally indicate that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy or completeness of such information. While IPIX believes this information to be reliable, IPIX has not independently verified such data.

OVERVIEW

IPIX Corporation (“IPIX”) is a leading developer of advanced, 360˚ visual technologies for government and commercial applications. The Company combines experience, patented technology and strategic partnerships to deliver visual business intelligence solutions worldwide.

Expanding market share, partnering with industry leaders, recruiting talented employees, reducing operating costs, and expanding and improving product offerings were the focus of IPIX Corporation’s activities in 2005. IPIX is leveraging its patents and current customer base to broaden its business opportunities as the Internet Protocol (IP) video market continues to become more accepted in the industry. IPIX also passed a major milestone when in 2005 it was awarded a contract from the Defense Advanced Research Projects Agency (DARPA) to create the highest resolution video camera in the world. This contract, when successfully completed, will further advance IPIX’s reputation as a leader in video technologies and visual intelligence.

The DARPA contract was a major milestone in achieving IPIX’s strategic vision for 2005, which included a continued shift of the IPIX business model from a software developer and value-added camera reseller to a visualization systems and solutions development company. This shift included expansion and improvement of IPIX video and digital photography products. Additionally, as a result of IPIX’s expanding relationships with technology companies and key distributors, IPIX cameras have become widely available in many vertical markets and also integrated into a number of specific software platforms -making it a leader in the emerging IP network video space.

New relationships with companies that specialize in network video recorders, analytics, and satellite communications have increased IPIX’s market reach compared to 2004. IPIX has established new distributor agreements with three of the largest security product firms in the U.S., ADI, Anixter and ScanSource, which have deployed third party sales staff in the field to sell IPIX’s 360˚ solutions. In 2005, IPIX solidified partnerships with Aimetis, Object Video and Vistascape for video analytics; ClickIT, Initsys, Integral, Milestone, ONSSI, Petards, and Silicor to offer integrated digital video recorder (DVR)/ network video recorder (NVR) solutions.

The personnel aspect to IPIX’s strategic repositioning involved the hiring of experienced sales professionals and organizing them into market verticals. The teams were then augmented with a staff of inside sales representatives and a seasoned proposal developer. The results of this reorganization in the second half 2005 were felt immediately, first with strategic sales made in the hospitality/gaming/cultural sector; second, with the setup of trial installations in three Fortune 50 retail firms; and third through an increased level of sales through partners. IPIX expects these trends to gain momentum throughout 2006.

The new market-centric direct sales approach includes IPIX showcasing its expertise through a series of regular Webinars in late 2005 and into 2006. These were presented to customers in target verticals and featured third party experts speaking about unique solutions featuring IPIX products. Webinars staged in 2005 tested and proved the concept for 2006 by generating increased leads, creating word of mouth references, and enhancing IPIX’s image among prospects. In the same vein, IPIX provided its vertical sales teams and scientific staff with the proposal support needed to pursue large, complex federal, state and local opportunities.

Outside the USA, the Company continued to expand and strengthen its network of resellers throughout Canada, Europe and Asia. With the termination in August 2005 of NMI Security PLC’s exclusive distribution arrangement to operate in the United Kingdom, Ireland, Italy and Switzerland, IPIX is now better positioned to penetrate the international market.

While 2005 marked growth in many aspects of IPIX’s business, it was also a time for reducing costs and eliminating operational redundancies. In May the Company completed its relocation from San Ramon, California. In August, the Company reduced its staff in both its Reston, Virginia and Oak Ridge, Tennessee offices. In November, further staff and costs were reduced in Oak Ridge, Tennessee. Although difficult, these cost-cutting measures enabled IPIX to streamline its processes and become more strategic in its focus on technology and vertical markets.

Investment in research and development continued in 2005 resulting in IPIX introducing two significant product upgrades. The CommandView™ Day/Night camera was launched at ISC-West tradeshow in March. The CommandView™ Day/Night enables users to see a 360˚ field of view with little to no available light. IPIX also released version 1.4 of its Interactive Studio™ software for its digital photography products. The most significant part of the upgrade is the integration of a new PhotoVista™ stitching extension licensed from iseemedia. With this tool, users can take advantage of IPIX stitching software without purchasing new cameras. The Company also completed work on three-megapixel versions of its CommandView Dome and Command View Cameras, which were launched in January, 2006. Built in response to retail customers’ escalating demand for greater visibility at the point of sale, the new three-megapixel product lets users see farther with greater clarity and in lower light. The increased precision enhances IPIX’s patented 360° technology, which enables multiple users to simultaneously view different areas from the same camera.

The year 2005 marked the repositioning of IPIX Corporation. New products, new partners, new contracts, the new sales organization, and a new strategic approach to the marketplace have reshaped IPIX’s opportunities as it moves from a partner-driven sales model to a direct sales model (even while the number and quality of partners improves). IPIX believes that the work done in 2005 will position it to increase sales opportunities, increase market visibility, and increase its broadly perceived “thought leadership” in video technology and video solutions.

MARKETS

The Company markets its video and stills products and services to government and commercial sectors for a variety of visual intelligence applications. According to Lehman Brothers, the digital video surveillance market is estimated to be $500 million in 2006, and according to J.P. Freeman, network cameras will outsell analog cameras by 2008.

IPIX targets government agencies with responsibility for security infrastructure protection related to ports, harbors, waterways, dams, conventional and nuclear power stations, utilities, airports and mass transit rail systems. Our product offers solutions to the military in perimeter force protection, unmanned vehicles and special operations. Our marketing to the government sphere addresses the very real need for better security and surveillance as evidenced by the fact that the total federal market for security was approximately $34 billion in 2005, and will reach $52 billion in 2010. Security equipment spending was approximately $2.5 billion in 2005 and is projected to be $3.6 billion in 2010.

IPIX also targets commercial markets such as retail outlets, hotels and casinos, schools and cultural properties with solutions for security, loss prevention, surveillance and market intelligence. Currently, over $46 billion is lost within the retail industry each year in shrinkage, and the average budget for loss prevention is 0.52 percent of a retailer’s total sales.

The Company has hired a direct sales team to drive end-user demand and manage large and national accounts. IPIX also utilizes its network of distributors, resellers and manufacturer’s representatives to reach the market. In addition, IPIX directly targets the real estate and hospitality market, professional photographers, web developers and creators of visual documentation with its still photography solutions.

CERTAIN RISKS AND CONCENTRATIONS.

Accounts receivable are derived from revenue earned from customers located in the U.S. and abroad. The Company performs ongoing credit evaluations of customers’ financial condition and the Company does not require collateral from customers.

The following table and paragraph summarize the revenue and accounts receivable due from customers who provide IPIX more than 10% of total revenues or who owed IPIX more than 10% of outstanding accounts receivable at December 31:

	Revenues for Years ended December 31,
	2003	2004	2005

U.S. Government	—	—	26%
British Distributor	—	41%	14%
Sentry 360 Security Inc.	—	—	3%
Homestore	3%	8%	—

At December 31, 2005, the U.S. Government and Sentry 360 Security represented 43.5% and 9.8% of accounts receivable, respectively. At December 31, 2004, Homestore and our UK Distributor represented 21% and 11% of accounts receivable, respectively. At December 31, 2003, Homestore and eBay represented 22% and 0% of accounts receivable, respectively. The discontinued operations for 2003 include a one-time $8.0 million license fee from eBay for the Company’s Rimfire technology and other services. As announced in June 2003, the Company amended its then current commercial agreement with eBay. The Company no longer provides any products or services to eBay as of November 1, 2003.

The Company relies on a few main vendors from which we receive high quality material in a reasonable time to manufacture our products.

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

COMPETITION

IPIX believes it is the recognized brand in the 360° immersive imaging industry. The growth in the industry together with increased global competition has validated the importance of this part of the imaging market. Since the early 1990’s with the introduction of its first video surveillance product, the OMNIview™, through the late 1990’s with its focus on digital photography based virtual tours, and today, with a renewed emphasis on IP enabled digital video cameras, IPIX has set the standard for immersive imaging systems with its patented technology. Even so, the Company faces competition from a wide range of solutions.

Video Surveillance Market

In the video surveillance markets, IPIX high-resolution immersive video cameras face competition from analog CCTV camera manufacturers, digital camera manufacturers and from immersive video technology providers.

In the analog CCTV marketplace, analog users enjoy less expensive cameras. This is offset in part by the expense of technical labor needed to lay video cable to each camera; additionally, users tend to require salaried staff to monitor the video feeds from the cameras (except in rare cases where analog cameras feed into a high-end digital video recorder - an unlikely combination given this type of user’s “value” orientation). The IPIX value proposition in the analog space is that one 360° camera can provide visual coverage wide enough to replace up to four low-priced directional (fixed field-of-view) cameras. Additionally, multiple IP cameras can operate on a single network “wire” where analog cameras each need extensive individual cabling. Finally, IPIX cameras have built-in detection, cueing and notification features that make 24 x 7 staff monitoring unnecessary, reducing users’ personnel costs.

A single IPIX camera can also replace an analog CCTV camera with a mechanical pan-tilt-zoom (PTZ) mechanism under certain circumstances. Given the nature of 360° technology, IPIX cameras allow users to not only PTZ in live viewing situations, but also on recorded video, whereas mechanical PTZ cameras can only record images based on where the camera was pointed during the record stage. The IPIX “digital” PTZ can achieve magnification up to ten times. IPIX cameras are complementary to traditional pan-tilt-zoom systems for some outdoor applications since they capture everything all of the time. IPIX cameras, therefore, do not require an operator to notice an incident in order to record it.

In the IP camera marketplace, IPIX offers a competitively priced product that allows a single camera to see an entire environment, unlike competing products with a limited field-of-view. Competing IP cameras with a limited field of view translate into a higher cost solution to achieve the same coverage as an IPIX camera. In markets such as retail, customers are interested in not only preventing theft or liability, but also gaining forensic knowledge for use in court cases; the 360° solution offers a record of the total environment on the sales floor, at the cash register, in the stockroom, in the parking lot, at the loading dock—or anywhere the camera is placed.

Competitors offering 360˚ technology solutions in the security marketplace have major disadvantages compared to the IPIX patented fisheye lens based approach to video surveillance. Camera-mirror assemblies construct an immersive view with a host of problems: (1) good mirrors are more expensive than good lenses or optics; (2) mediocre mirrors provide lower resolution image capture and heighten distortion; (3) mirrors have significant blind spots; and, (4) the mirror images are not de-warped and are therefore difficult to view.

Other competitors offer multi-camera heads, which are bandwidth and storage intensive, since they require processing data from a large number of cameras. Multi-headed camera devices are configurations of typically five or more cameras that are synchronized together to capture video. In the minimum configuration, five headed cameras are oriented as if in a cube, with the top and four sides each being captured by a separate camera. Software or proprietary hardware is then required to stitch the separate images together into a single frame. In one configuration, 12 cameras are oriented to capture a full sphere whereby no stitching is required. Other variations exist that use flat mirrors or other types of lenses. The major characteristic of all multi-headed camera devices is that an extraordinary amount of data must be captured, recorded and processed for subsequent playback. Also, depending on the number of cameras and the quality of the stitching, there may be artifacts which limit the quality of the image. In contrast, the IPIX solution requires either one or two cameras at most to capture a full environment, reducing software support and processor requirements. Multi-camera solutions also tend to be more expensive than an IPIX solution.

Stills Photography Market

In the visual media and visual documentation markets for immersive still photography, IPIX faces competition from several companies. At the most basic level, options for capturing panoramic images are becoming more ubiquitous in the consumer photography marketplace. Wide field-of-view camera options such as the Advanced Photo System (APS) and tools for stitching multiple images taken by hand offer a very rudimentary solution. This type of panoramic photography is a simulation of 360˚ photography offered by IPIX. The resulting image does not capture a full 360° view, and the images captured are not interactively navigable. Most often, these images are used to make hard copy prints. IPIX believes this type of photography is not suitable for surveillance, visual documentation and forensic analysis markets which require visual intelligence.

IPIX’s immersive still photography products also face competition from mirror-based solutions and from multi-headed cameras systems. These options again fail to capture an entire environment or offer a cost effective solution for most customers. Additionally, IPIX immersive still photography products face competition from panoramic scanning cameras. Scanning cameras are high-quality devices that capture very high resolution panoramic images. These cameras generally range in cost from five to ten times the price of an IPIX camera. They utilize a linear sensor, much like those used in flat bed scanners. This sensor is rotated 360° to capture a complete panorama. Aside from the high costs, these cameras are complex and require the expertise of a professional photographer. Additionally, at the highest resolution, these cameras can take up to 15 minutes to complete a full scan, which renders them inappropriate for 360˚ image capture in scenes where there is motion or a fast, easy solution is necessary.

Traditionally, most direct competition in the 360˚ still photography market has been with single-row panorama stitching solutions. An important feature of these software “stitchers” is that in order to capture a full panorama, depending on the field-of-view of the camera lens, anywhere from 12 to 24 images may be needed in order to capture a 360° panorama. The large number of images complicates the photography process substantially. More images means more files on the computer to track and more chances for something to go wrong in the capture phase. Single row panorama software products do not capture full spherical images. For those professional grade “stitchers” that do support spherical immersive still photography, the entire process steps up to an additional level of complication. A more complicated process is required and the number of images needed increases to 36. Even with the complexities of capture, certain customers do value the higher-quality resolution possible by taking a single row panorama of 12 to 24 images and stitching them together. Through the IPIX Interactive Studio, the Company has strategic partnerships whereby IPIX offers this type of functionality integrated into its own solution.

PRODUCTS

IPIX’s patents and broad product offerings bring to the marketplace the ability to build the world’s best visual database. Its solutions include cameras kits, software tools, services, infrastructure and training to support immersive imaging. Camera systems include all of the components necessary to capture high quality immersive still photography or video.

IPIX products enable users to create 360˚ photographic images or video through the use of a wide angle or fisheye lens. IPIX still photography or video content is either a 360˚ x 180˚ (hemispherical) view taken with a single shot, or a 360˚ x 360˚ view, taken by two back-to-back hemispherical shots. Our technology can also be used for more than two shots to create higher resolution final content.

Immersive Video Products

The video product portfolio consists of three product lines with various configurations within each product line. The product lines are: CommandView™, CommandView360™ and InSight™ camera systems. The core camera electronics and fisheye lens optics have been designed to be used across the entire product line to achieve economies of scale in manufacturing. These innovative camera systems allow the user to view live and recorded video at user definable frame rates and compression settings to conserve bandwidth and storage requirements.

CommandView™

The CommandView™ camera consists of a two or three mega-pixel sensor, a digital signal processor (DSP) module and a power distribution and communication module. CommandView™ utilizes our fisheye lens that has been optimized for the image sensor in the camera subassembly to provide a high value, highly attractive video surveillance product offering to the security market. CommandView™ comes in multiple configurations: wall-mount, ceiling-mounted dome, and for low intrusive monitoring, a flush mount kit and recessed dome kit.

IPIX believes the uses and applications of the CommandView™ are virtually limitless. Unlike the cameras it replaces, CommandView™ provides complete and continuous situational awareness. The CommandView™ camera sees everything at the same time and monitors everything in its field of view with no blind spots. Users have the ability to pan-tilt-zoom on both live and recorded video with no moving parts, as well as remotely view and manage cameras from an off-site location.

CommandView360™

CommandView360™ utilizes two camera sub-assemblies, mounted back-to-back, and one fisheye lens on each camera to provide full 360° coverage of the area of concern. Full 360° coverage means the camera is monitoring in both the horizontal and vertical dimensions at the same time.

This optical system integrates an optional off-the-shelf third party mechanical pan-tilt-zoom camera that has an optical zoom capability for long range target identification and tracking. Operation of the CommandView360™ with the mechanical pan-tilt-zoom camera is easy and efficient and allows the operator to get on target quickly by using the ‘Assisted Cue and Zoom’ feature of the CommandView360™. Targets of interest are seen through the spherical view of the CommandView360™ and the operator simply ‘mouse-clicks’ on a target of interest in the viewer screen.

The CommandView360™ software performs a mathematical calculation and sends the coordinates of the pixel that the operator ‘mouse-clicked’ on to the mechanical pan-tilt-zoom camera as positioning commands. The mechanical pan-tilt-zoom camera moves to the correct position to ‘capture’ the target and the operator then zooms in for close-up monitoring. The CommandView360™ offers operators the ability to find a target anywhere within a three dimensional space—eliminating the guess work commonly associated with traditional mechanical pan-tilt-zoom cameras.

Designed to provide the highest level of reliable operation for continuous situational awareness, the CommandView360™ is rugged in construction and small in size making it ideal for fixed, outdoor installations where customers need to protect critical infrastructure and key assets.

InSight™

InSight™ is our entry-level digital camera system using the camera subassembly that forms the foundation of our entire product portfolio. This camera is capable of generating high quality, high resolution images at full motion frame rates that range from 15 frames per second to 48 frames per second, depending upon compression settings and number of users on the network.

The product comes in two configurations. In the ceiling-mount configuration, the user may select a fixed or a directional camera mount. The directional mount allows the user to swivel the camera to adjust the direction in which the camera is pointed. The InSight™ camera may be mounted in a parapet or rampart enclosure for outdoor use. IPIX believes the InSight™ camera fills a void that currently exists in the security video surveillance market for a fixed, high resolution network camera that is capable of delivering video at full-motion frame rates.

Integration with Leading Digital/Network Video Recording Solutions

IPIX offers a surveillance technology unlike any other. However, in order for consumers to take advantage of it, many need to integrate it into their existing surveillance solutions. High-end users of security products need to efficiently manage, store and retrieve their image streams. To meet this need, IPIX formed strategic relationships with many of the industry’s leading video recording providers including ClickIT, Initsys, Integral, Milestone, ONSSI, Petards, and Silicor. Products from these types of vendors are software based and provide a user friendly interface to a network camera that allows the user to build, manage and control a network of digital cameras and record and playback the video outputs of each camera on the network. By integrating the IPIX technology with these leading platforms, IPIX has enabled its patented 360° technology to be used by customers who have previously made a significant infrastructure investment in their CCTV systems or who plan to use these types of systems to manage their surveillance operations in the future. It also allows DVR and NVR companies to offer the most advanced solutions for capturing an entire environment.

Immersive Still Photography Products

IPIX sells complete 360˚ immersive still photography solutions which include fisheye enabled camera systems and IPIX software. The Company also serves the real estate market with a special IPIX Real Estate Wizard and an on-line virtual tour hosting service Host@IPIX. The products are based on patented technology for capturing a full 360° field of view from a digital camera in a manner that is extremely efficient for the user. By integrating the end-to-end process, including production workflow and image editing and output options, our platform enhances the workflow efficiency to provide high quality results.

IPIX Interactive Studio

The IPIX Interactive Studio (“Interactive Studio”) is our strategic platform for creating a de facto standard for the creation of 360˚ photography. The system is compatible with both Windows and Macintosh platforms and is flexible enough to integrate a wide range of traditional media types such as flat images and panoramas into a single workflow. Newly created product enhancements including the I-Linker extension allow customers to extend the usability of their immersive images by creating hotspots and linking images to other types of content such as audio or other immersive images, creating an interactive experience.

IPIX GRIDs System

The IPIX GRIDs System (Geo-Referenced Image Documentation System) provides commercial and government customers with a solution for creating immersive hot-spotted maps. The product utilizes the IPIX Interactive Studio product for immersive image creation and in conjunction with a Global Positioning System receiver, customers can create maps with location data embedded within the image.

SALES AND MARKETING

IPIX sales and marketing work together—both internally and externally—to communicate value propositions, develop sales, and to optimize opportunities.

According to J.P. Freeman, the IP surveillance market is growing at an annual rate of 48 percent such that by 2008 IP cameras will outsell analog cameras. We believe our strong brand recognition positions the Company to capture significant opportunities in this emerging market. However, in 2005 it was necessary to educate the security and surveillance market about the value of 360˚ technology solutions, and the emerging standards of IP video. In 2006 IPIX will continue to educate end users and build its brand through traditional tradeshows, media outreach, public relations, and advertising, but less so than in 2005. Our value proposition will more directly be delivered by our new enterprise sales team and partners.

As mentioned, IPIX shifted its strategy in 2005 from having generalist sales staff located across the United States and Europe to having a centralized sales force with vertical expertise in its Reston, Virginia office. Teams are focused on large revenue opportunities targeting early adopters of the IP video technology in different vertical markets. Given new solutions offered by vertical focused sales representatives, our teams will stimulate market interest for 360˚ technologies in opportunities where prospects may have only been aware of conventional analog technologies.

The Company’s new relationships with three major security distribution companies—ADI, Anixter, and ScanSource—will create exposure for our technology among large buyers of video technology; IPIX will reach smaller end-users through resellers. Our partner outreach programs will continue to serve and educate security and architectural and engineering consultants who may recommend our technology in new construction and retrofit projects.

IPIX still photography products—software, hardware, and training—were sold worldwide through a tele-sales model in 2005. The tele-sales team is located in the Reston, Virginia office where they handle sales and inquiries. IPIX also manages an on-line store through our Web site (www.ipixstore.com) where customers may purchase our still photography products. Historically, the photography vertical markets have been real estate agents, photographers, and Web developers. The Company has previously marketed to such buyers through Web-based advertising campaigns. However, after combining all product lines under one umbrella in 2005, the Company’s approach is to “cross-sell” photography products to video users and vice versa. This has led to a number of opportunities currently under development in new vertical markets such as government, critical infrastructure and emergency management.

INTELLECTUAL PROPERTY

IPIX relies on a combination of patent, copyright, trade secret and trademark laws and contractual restrictions to establish and protect proprietary rights in its products. Patents are intended to protect and support current and future development of IPIX technology. IPIX currently has over 20 U.S. patents. Provisional patents have been filed on the Gigapixel camera being developed under the DARPA contract. In addition, it holds international counterparts to many U.S. patents in selected countries covering various aspects of products. IPIX has numerous patent applications pending in the United States as well as international counterparts to many of these applications. Finally, it has a non-exclusive and royalty-free license under numerous U.S. and foreign patents from Sarnoff Corporation and from Motorola, Inc. related to immersive imaging technologies and techniques. There can be no assurance that our current and future patent applications will be granted, or, if granted, that the claims covered by the patents will not be reduced from those included in our applications.

IPIX’s success and ability to compete are dependent on its ability to develop and maintain the proprietary aspects of its technology and operate without infringing on the proprietary rights of others. It seeks to limit disclosures about intellectual property by requiring employees, suppliers and customers with access to our proprietary information to execute confidentiality agreements and by restricting access to source code. Despite efforts to protect these proprietary rights, unauthorized parties may attempt to copy aspects of services or software or to obtain and use information that IPIX regards as proprietary. The Company has experienced wrongful use in the past, and although it has taken steps to stop that use, more attempts in the future can be expected. The laws of many countries do not protect proprietary rights to as great an extent as do the laws of the United States. Litigation may be necessary in the future to enforce intellectual property claims, to protect trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. There can be no assurance that the statutory and contractual arrangements IPIX currently depends upon will provide sufficient protection to prevent misappropriation of its technology or deter independent third-party development of competing technologies.

Claims by third parties that current or future IPIX products infringe upon their intellectual property rights may have a material adverse effect on us. Intellectual property litigation is complex and expensive, and the outcome of this litigation is difficult to predict. IPIX has been involved in litigation relating to the protection of intellectual property rights. Such litigation, and any future litigation, regardless of outcome, may result in substantial expense and significant diversion of management and technical resources. An adverse determination in any litigation may subject IPIX to significant liabilities to third parties, require IPIX to license disputed rights from other parties, if licenses to these rights could be obtained, or require IPIX to cease using the disputed technology.

EMPLOYEES

As of March 1, 2006 we employed 34 full-time employees. Our employees are not represented by any collective bargaining unit. We believe our relations with our employees are good.

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
Item 1A. Risk Factors.

Our limited operating history and recent changes in our customer base makes it difficult to evaluate our business

In early 2004, we launched several new products for video surveillance and immersive photography. Additionally, in February 2005, we sold our AdMission business unit. As a result, we have a limited operating history of the Company in 2005 and upon which you can base an evaluation of our business and prospects. Our prospects must be considered in the light of the risks, uncertainties, expenses and difficulties frequently encountered by companies that have undertaken a substantial business restructuring. To address these risks and uncertainties, we must, among other things:

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

The extent of our future losses and the timing of profitability are highly uncertain, and we may never achieve profitable operations. As of December 31, 2005, we had a total accumulated deficit of approximately $541 million. Historically, our net sales have varied significantly. We will need to generate additional revenue to achieve profitability in the future. If we are unable to achieve profitability or to maintain profitability if achieved, it may have a material adverse effect on our business and stock price and we may be unable to continue operations at the current levels, if at all. We cannot provide any assurances that we will generate additional revenues or achieve profitability.

Additional capital or strategic alternatives may be required for us to continue our operations and as a result, our independent registered public accounting firm’s report includes an explanatory paragraph that states that significant matters exist that raise substantial doubt about our ability to continue as a going concern.

If we are not successful in increasing our revenues or cutting costs, we may be required to reduce operations further, seek additional equity financing or financing from other sources, or consider other strategic alternatives, including a possible merger, sale of assets or other business combination or restructuring transactions. There can be no assurances that additional financing or strategic alternatives will be obtainable on terms acceptable to us or that any additional financing would not be substantially dilutive to existing stockholders. The holders of our Series B preferred stock have rights that are senior to those of the holders of our common stock in the event of the sale of our Company or in the event of our liquidation, dissolution or winding up. We have included a “going concern” footnote in our audited financial statements for fiscal 2005. See Financial Statements - Note 3.

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

Our operating results are highly dependent on obtaining adequate supplies of the components of our products

Our ability to meet customer demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers and external manufacturing capacity. Although we work closely with our suppliers to avoid these types of shortages, there can be no assurances that we will not encounter these problems in the future. A reduction or interruption in supplies or a significant increase in the price of one or more supplies could have a material adverse effect on our revenues and operating results.

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

In late 2003, we reduced the number of employees in the business unit that previously supported our largest customer. In February of 2005, we sold this business unit to AdMission Corporation as previously disclosed. During 2005, we further reduced the number of employees in all functional areas of the Company. We continue to streamline our cost structure but recognize the need to increase some sales and marketing costs that directly benefit the sale of security products. As a result, we hope to lower our future break-even revenue level. If we fail to do so, we may be required to implement further cost reductions that could adversely affect our business.

Since the first half of 2000, we have been reducing costs and simplifying our product portfolios in all of our businesses. We discontinued product lines, exited businesses, consolidated operations and reduced our employee population. The impact of these cost-reduction efforts on our revenues and profitability may influence our ability to successfully complete these ongoing efforts; our ability to generate the level of cost savings we expect or that are necessary to enable us to effectively compete; the risk that we may not be able to retain key employees; and the performance of other parties under outsourcing arrangements.

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

We are dependent on a few products

We anticipate that most of our revenue growth in the future, if any, will come from our visual intelligence technologies within both the commercial and government market segments. We may not be able to successfully increase sales of our current product offering. Additionally, our efforts to market new products and enhancements to our existing products may not be successful. If we are unable to continue to develop our products or if we are not successful in marketing and selling our new products, our financial condition could be materially and adversely affected. Additionally, camera technology is changing rapidly and we cannot be sure that our technology will continue to be attractive to customers or that technological advances will not render some inventory items such as cameras and lenses obsolete.

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
• new prior art will not be discovered which may diminish the value of or invalidate an issued patent; or
• a third party will have or obtain one or more patents that prevent us from practicing features of our business or will require us to pay for a license to use those features.

Also, our patents, service marks or trademarks may be challenged and invalidated or circumvented. In addition, we are exposed to infringement of our intellectual property in foreign markets because our intellectual property is protected under United States laws that may not extend to foreign uses. We have been and are currently involved in litigation relating to the protection of intellectual property rights and could be involved in future litigation as third parties develop products that we believe infringe on our patents and other intellectual property rights. We have experienced attempts to misappropriate our technology, and we expect those attempts may continue. We have been involved in litigation in which our rights to technology have been challenged. The cost of such litigation, or the determination against us in this type of lawsuit, could have a material adverse effect on our business.

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

As we manage our international efforts, we will be subject to a number of risks, including the following:

• failure of foreign countries to rapidly adopt digital imaging or other required technologies;
• unexpected changes in regulatory requirements;
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

On April 18, 2005 IPIX Corporation (the "Company") entered into a sublease agreement (the "Sublease") with Thomas Group, Inc. (the "Sublessor") with respect to the Company's new corporate headquarters in Reston, Virginia for our sales, marketing, engineering and corporate offices. The Sublease is for a period of 31 months beginning April 15, 2005. The base rent is approximately $297,668 per year and will increase by approximately three (3%) percent each year beginning April 1, 2006. In addition to the base rent, the Company is responsible for any increases in operating expenses and property taxes billed to the landlord and paid by the Sublessor. The Company is also responsible for the costs of tenant improvement. All terms and conditions of the master lease between the Sublessor and REC Partners, L.P. dated February 15, 2000 are incorporated into and made part of the Sublease.

As of December 31, 2005, we leased approximately 20,000 square feet of space in Oak Ridge, Tennessee and approximately 25,500 square feet in San Ramon, California. On March 13, 2006, the Company agreed to terminate, effective March 8, 2006, the lease agreement it entered into on February 3, 2005 with Oak Ridge Technical Center Partners - One, L.P. The terms of the agreement to terminate included IPIX’s agreement to pay Oak Ridge Technical Center Partners - One, L.P. (1) a one-time, lump-sum payment in the amount of $198,500, due and payable immediately; (2) prorated rent through March 8, 2006 - $5,606, and (3) prorated Tenant Improvement expense though March 8, 2006 - $596. Oak Ridge Technical Center Partners - One, L.P. has agreed to: (1) act as intermediary in the sale of IPIX’s furniture to a third party for $40,000; and (2) deduct that amount from the above payments due from IPIX.

We are marketing the San Ramon property for sublease and have sub-let approximately 6,673 square feet in San Ramon as of December 31, 2005. We are actively marketing the remaining space to potential sub-tenants. If we are unable to successfully sublease our vacated and unoccupied office space, or if any of our current sub-tenants fail to make required lease payments, our business, financial condition, results of operations and cash flows may be adversely affected. (See Note 11 to our consolidated financial statements included elsewhere in this Form 10-K.)

Item 3. Legal Proceedings

On June 15, 2003, the Company filed an action against Mr. Ford Oxaal and his company, Minds-Eye-View, (together, “Oxaal”) in the United States District Court for the Eastern District of Tennessee. In the complaint, the Company asserted claims for patent infringement, false designation of origin, false description or representation, unfair or deceptive acts and tortious interference in connection with Oxaal’s competing software product marketed under the name “Click Away.” On August 8, 2003, Oxaal filed its answer asserting counterclaims for non-infringement, invalidity, unenforceability, breach of contract, patent misuse, Lanham Act violations and tortious interference. The Company denied all of Oxaal’s allegations. The case was stayed pending settlement negotiations, which have since terminated. On March 15, 2005, a motion was filed by the Company to vacate the stay so that the lawsuit can proceed in due course. In September, 2005, the court decided to continue the stay until the Grandeye litigation is completed.

On March 14, 2005, Grandeye, Ltd. filed suit against IPIX in the U.S. District Court for the Eastern District of Virginia, Norfolk Division, seeking a declaratory judgment that (1) its Halocam products do not infringe any valid claim of U.S. Patents No. 5,359,363 (“the ‘363 patent”), 6,603,502 B2 (“the ‘502 patent”), and Re 36,207 (“the ‘207 patent”), all three of which are owned by IPIX; (2) these three patents are invalid; and (3) these three patents are unenforceable as a result of inequitable conduct committed during prosecution of the patent applications leading to the patents. Grandeye also asserted various state law claims alleging damage to its business relationships as a result of alleged statements and conduct of IPIX. Grandeye also included in its Complaint a claim for antitrust violations but has since dismissed that antitrust claim with prejudice. IPIX has asserted substantial defenses to Grandeye’s claims and filed a counter-suit against Grandeye for infringement of the ‘363 patent, ‘502 patent, and ‘207 patent. IPIX has vigorously defended, and continues to defend, its positions. IPIX has filed a motion seeking summary judgment as to Grandeye’s state law claims, and Grandeye has filed a motion seeking a summary judgment that its Halocam SP products do not infringe any claims of the ‘363 patent, ‘502 patent, or ‘207 patent. The parties have opposed each other’s motions and the parties’ arguments regarding both summary judgment motions were heard by the Court on January 18, 2006. The Court held a hearing during the period November 7-10, 2005, at which the parties presented their positions regarding the proper construction of the terms in the patents’ claims. The Court has vacated the trial date in the case, and stayed all proceedings for 90 days, so that it can review and decide the parties’ cross motions for summary judgment. The Court indicated that it should have a written decision on these motions at the end of the 90 day stay period.

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

Like many companies whose success is dependent on emerging technologies and intellectual property, the Company is subject to potential technology related claims such as product state-of-the-art technology and associated marketability. The Company may be subject to claims from distributors and others regarding their purchases from the Company related to subsequent technological advances and the associated market price considerations. The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, is believed could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

Item 4. Submission of Matters to Vote of Security Holders

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of fiscal year 2005.

Item 4A. Executive Officers of Registrant

The following sets forth information with respect to our executive officers as of March 1, 2006:

NAME	AGE	TITLE

Clara M Conti	44	President and Chief Executive Officer
Charles A. Crew	62	Chief Financial Officer and Secretary, Treasurer

CLARA M. CONTI has been a director and our president and chief executive officer (CEO) since September 2004. Prior to joining the Company, Ms. Conti was President and CEO of ObjectVideo from 2001 to January 2004. ObjectVideo, Inc. is a video security business headquartered in Reston, Virginia. From 2000 to 2001, Ms. Conti was Vice President of eBusiness Solutions for DynCorp, an information technology and outsourcing company headquartered in Reston, Virginia. Prior to joining DynCorp, Ms. Conti was President and Chief Executive Officer of Aurora Enterprise Solutions, a business-to-business internet security products and services firm headquartered in Reston, Virginia. Ms. Conti is a graduate of the University of South Alabama.

CHARLES A. CREW has been the chief financial officer (CFO), secretary and treasurer of IPIX since April 2005. From February 1999 to October 2004, Mr. Crew served as executive vice president, CFO and a member of the board of directors for Cigital, Inc., a provider of software quality and software security solutions, where he developed and executed the company's long-term strategic plan, including securing multiple rounds of venture capital funding. Prior to Cigital, Crew spent nine years, at Group 1 Software, (recently acquired by Pitney Bowes, Inc.) as executive vice president, CFO and board member. At Group 1, he successfully managed several business units and spearheaded the merger and acquisition activities, which repositioned the company from a narrow, niche market to an international, specialty software provider. Mr. Crew holds a bachelor's degree in accounting from the University of Baltimore and an MBA in marketing and finance from Loyola College in Baltimore. He earned an MBA upgrade from Syracuse University in Syracuse, N.Y. Mr. Crew is a certified public accountant in the state of Maryland.

Mr. Crew has resigned as CFO of the Company effective April 1, 2006. On February 27, 2006, the Company entered into a separation agreement with Mr. Crew. The Company and Mr. Crew have agreed to terminate the employment agreement between the Company and Mr. Crew dated April 1, 2005 effective April, 1, 2006. Under the Separation Agreement, the Company will pay any portion of Mr. Crew's base salary, vacation time, travel and business expense incurred or accrued through April 1, 2006. The Company will also pay total bonus compensation to Mr. Crew of $20,000 for the fourth quarter of 2005 and first quarter of 2006 as provided in Mr. Crew's employment agreement. In addition, the Company will pay Mr. Crew a severance payment of $200,000. Stock options to purchase up to 200,000 shares of Company common stock granted to Mr. Crew on April 1, 2005 will become fully vested on April 1, 2006, and such options must be exercised on or before June 30, 2006, at which time they will expire. For a period of six months after April 1, 2006, the Company will reimburse Mr. Crew for the amount of any premium payments for group health coverage made by Mr. Crew pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985. The Company has commenced a search for a replacement for Mr. Crew and intends to appoint a successor as soon as practical.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ SmallCap Market (symbol: IPIX). As of March 9, 2006, there were 758 stockholders of record. The following table reflects the range of the high and low bid information for our common stock for the periods indicated:

	High	Low
FISCAL 2005
Fourth Quarter	$2.89	$1.66
Third Quarter	$4.70	$2.60
Second Quarter	$3.74	$2.43
First Quarter	$5.99	$2.85

FISCAL 2004
Fourth Quarter	$9.05	$5.05
Third Quarter	$13.60	$6.19
Second Quarter	$27.34	$3.81
First Quarter	$5.31	$1.76

We currently intend to retain all future earnings to finance the continuing development of our business and do not anticipate paying cash dividends on our common stock in the foreseeable future. Any payment of cash dividends in the future will depend upon our financial condition, future loan covenants, capital spending requirements and earnings, as well as other factors the board of directors may deem relevant. We have not declared cash dividends on our common stock during the past two years.

The table below sets forth information relating to our shareholder approved compensation plans as of the end of 2005:

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Securities remaining available for future issuance (excluding securities in column (a))
	(a)	(b)	(c)
2005 Stock Incentive Plan	—	—	5,000,000
2001 Equity Compensation	2,000,635	$4.31	—
2000 Equity Compensation	2,195	$101.59	—
1998 Employee, Director and Consultant Stock Option	172	$300.00	—
1997 Equity Compensation	5,238	$148.38	—
Prior option plans	425,100	$2.70	—
Employee Stock Purchase	—	—	289,469
Total	2,433,340	$4.45	5,289,469

Item 6. Selected Financial Data

Selected Historical Financial Information

The statement of operations data presented below for the years ended December 31, 2003, 2004 and 2005 and the balance sheet data as of December 31, 2004 and 2005 have been derived from our audited consolidated financial statements that are included elsewhere in this report. The statement of operations data for the years ended December 31, 2001 and 2002 and the balance sheet data as of December 31, 2001, 2002, and 2003 are derived from audited consolidated financial statements that are not included in this report. These results are not necessarily indicative of results to be expected for any future period. You should read the data presented below together with our consolidated financial statements and related notes to those statements and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this report.

Fiscal Years Ended December 31,
	2001*	2002*	2003*	2004	2005
	(In thousands)
Statement of Operations Data
Revenue:
Hardware	$1,789	$1,911	$1,159	$2,476	$2,523
Services	11,071	3,197	357	189	1,728
License & other	1,740	1,063	1,078	1,199	1,148
Total revenue:	14,600	6,171	2,594	3,864	5,399

Cost of revenue:
Hardware	1,763	1,636	1,320	2,320	2,172
Services	4,637	116	159	108	1,382
Licenses & other	72	148	101	98	31
Total cost of revenue	6,472	1,900	1,580	2,526	3,585

Gross profit	8,128	4,271	1,014	1,338	1,814

Operating expenses:
Sales and marketing	19,184	3,618	3,621	4,305	7,125
Research and development	2,501	1,170	1,694	2,065	2,493
General and administrative	14,593	2,933	3,452	4,490	10,125
Loss on disposal of assets	1,655	—	—	—	—
Restructuring and impairment	11,655	687	89	170	3,053
Total operating expenses	49,588	8,408	8,856	11,030	22,796
Loss from operations	(41,460)	(4,137)	(7,842)	(9,692)	(20,982)
Interest expense	(10,667)	(183)	(158)	(235)	(58)
Interest income	305	456	65	115	240
Patent infringement award	—	1,000	—	—	—
Loss on foreign currency	—	—	(491)	—	—
Other income (expense)	(380)	(12)	(8)	2	140
Loss from continuing operations before income taxes	(52,202)	(2,876)	(8,434)	(9,810)	(20,660)
Income tax benefit	—	197	3,764	—	—
Loss from continuing operations after income taxes	(52,202)	(2,679)	(4,670)	(9,810)	(20,660)
Income (loss) from discontinued operations, net of tax	(2,377)	1,536	6,056	(4,925)	(1,360)
Extraordinary gain	901	—	—	—	—

Net income (loss)	(53,678)	(1,143)	1,386	(14,735)	(22,020)
Preferred stock dividends	—	(1,784)	(1,778)	(874)	(439)
Net loss available to common stockholders	$(53,678)	$(2,927)	$(392)	$(15,609)	$(22,459)
Basic and diluted net loss per share available to common stockholders:
Continuing operations	$(7.99)	$(0.65)	$(0.87)	$(0.65)	$(0.85)
Discontinued operations	(0.37)	0.22	0.82	(0.30)	(0.06)
Extraordinary gain	0.14	—	—	—	—
Basic and diluted net loss per common share available to common stockholders	$(8.22)	$(0.43)	$(0.05)	$(0.95)	$(0.91)

Weighted average common shares - basic and diluted	6,534	6,794	7,365	16,470	24,799

 * As adjusted for discontinued operations (See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K)

	As of December 31,
	2001	2002	2003	2004	2005
Balance Sheet Data:	(In thousands)
Cash and cash equivalents, short term and long term restricted cash and short-term investments and securities available for sale	$13,401	$5,992	$12,303	$14,859	$6,341
Working capital	3,506	2,418	9,216	13,923	5,127
Total assets	23,078	18,435	16,284	20,244	12,291
Long-term liabilities	2,392	1,769	181	142	53
Total stockholders’ equity	$8,770	$8,392	$11,465	$15,215	$6,345

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We do not undertake any obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that future financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different form any future results, performance or achievements expressed or implied by such forward-looking statements. The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

Immersive Video Product Line: develops and delivers products and services that provide customers with enhanced situational awareness. The main product in this line is the CommandView Video. The product line consists of multi-mega-pixel, digital cameras, fisheye lens, patented 360° viewing technology and camera management software to provide a unique award-winning “see everything” video surveillance and security camera system that can see in all directions, simultaneously with no moving parts and no blind spots. Features include low light performance; remote, secure monitoring; digital pan-tilt-zoom; and weather reliability.

Immersive Stills Product Line: provides for the creation of 360° panoramic photography and movie content. The main product in this line is the Interactive Studio Still Photography product. This product provides a single integrated solution for panorama photographers that can automate a wide variety of tasks previously requiring separate tools. The technology in this product makes creating multiple 360° images as simple as a drag-and-drop of fisheye source images into the application, selecting the output file formats desired and hitting the save button. Features include image editors, image format converter tools and high dynamic range image compositors.

Target Markets

The Company markets its immersive video and immersive stills products to commercial and government clients for a variety of visual intelligence applications. We target retail, casino and cultural properties as well as government agencies with responsibility for security infrastructure protection related to ports, harbors, waterways, dams, conventional and nuclear power stations, utilities, airports and mass transit rail systems. Our product offers solutions to the military in perimeter force protection, unmanned vehicles and special operations. Our products are used for facilities management as well as by vertical market data warehouse solutions providers such as insurance and mapping. In addition, we historically have targeted the real estate and hospitality market, professional photographers, web developers and creators of visual documentation.

Business Models

We market our products through a direct sales force and through channel distributors and resellers. Additionally, we sell our immersive stills software platform and supporting hardware over the internet.

Business Trends and Conditions

In March 2004, the Company launched a new family of 360° real-time video camera systems. Shipment of these products to distributors began in late June 2004. These new camera systems generate revenues from sales to both end-users and resellers. In April 2005, the Company launched the CommandView™ Day/Night Dome camera that combines 360° views in low-light, no-light and infrared lighting-assisted environments. The Company continues to develop additional products and features for the security and surveillance market. Also in April 2005 the Company announced an OEM agreement with ObjectVideo to market software for intelligent video surveillance. In April 2005, a partnership with VistaScape was announced to integrate their SiteIQ™ surveillance software with the Company’s CommandView™ cameras. These products became available for shipment in the third quarter of 2005. A three megapixel version of the CommandView™ camera was released in January 2006.

IPIX still photography products primarily generate revenues through: licenses of software and the sale of camera equipment. In the past, “keys” were utilized to license the Company’s technology to capture and save a single immersive image. With the launch of the IPIX Interactive Studio, IPIX now offers time-based seats or user licenses which permit an unlimited number of immersive images to be captured and saved within a specific time period, usually a year.

In response to the change in sales structure, the Company hired additional sales staff focused on direct and channel sales to market immersive video products. The Company currently has approximately 87 resellers in the U.S. and eight distributors and resellers internationally.

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon the Company’s audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, uncollectible receivables, inventory reserves, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Significant Accruals, including Restructuring Charges, Discontinued Operations and Sales Tax

We recorded restructuring charges associated with vacated facilities and reductions in personnel staffing levels. The key assumptions associated with these charges include the timing and amount of sub-lease income. In addition, in establishing and providing for sales tax accruals, we make judgments based on the actual tax laws and guidance. While Management believes that its judgments and interpretations regarding tax liabilities are appropriate, significant differences in actual experience may materially affect the Company’s future financial results.

RESTRUCTURING ACTIONS AND DISCONTINUED OPERATIONS

We executed several reorganizing actions throughout 2003, 2004 and 2005 including discontinuing operations in San Ramon, CA and restructuring operations in Oak Ridge, TN. These actions and the charges relating to them are described below.

During the fourth quarter in 2003 and 2004, $0.1 million and $0.2 million, respectively, of restructuring charges were recorded related to expenses associated with the lease obligations from previously vacated office space in San Ramon, CA.

In 2004 and 2005, we reflected losses from discontinued operations of approximately $6.285 million in connection with the AdMission business unit, which was sold in the first quarter of 2005. Approximately $4.925 million was incurred in 2004 and approximately $1.360 million was incurred in the first quarter of 2005.

We anticipate incurring approximately $3 million dollars in total restructuring costs related to restructuring of the Company’s operations in California and Tennessee, costs consisting primarily of future lease payments, severance payments, impairment of fixed assets, and re-configuration of IT infrastructure. $2.799 million of these anticipated costs were incurred in 2005 per the table below.

	San Ramon	Oak Ridge	Total
Lease	$1,061	$304	$1,365
Severance	362	3	365
Information Systems Relocation		36	36
Fixed Asset Buyout	747		747
Fixed Asset Write-down		221	221
Other	59	6	65
TOTALS	$2,229	$570	$2,799

The activity in the current and long-term restructuring and discontinued operations accruals for the years ended December 31, were as follows:

	Balance Dec.31,	Expense in	Payments/ Write-offs	Balance Dec. 31,	Expense in	Payments/	Balance Dec. 31,	Expense in	Payments/ Write-offs	Balance Dec. 31,
	2002	2003	in 2003	2003	2004	in 2004	2004	2005	in 2005	2005
(In thousands)

Severance	$500	$—	$(500)	$—	$—	$—	$—	$365	$(354)	$3
Other	549	89	(267)	371	170	(284)	257	2,434	(1,685)	1,014
Total	$1,049	$89	$(767)	$371	$170	$(284)	$257	$2,799	$(2,039)	$1,017

OUTLOOK

Our business model has been modified substantially over the past three years, and we have only a limited operating history in marketing security and surveillance systems. Our prospects should be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in new and rapidly evolving markets. To address these risks, we must, among other things, be able to continue to:

•	deliver high quality products and services;
•	respond to highly competitive developments;
•	attract, retain and motivate qualified personnel;
•	implement and successfully execute our marketing plans;
•	continue to upgrade our technologies;
•	develop new distribution channels; and
•	improve our operational and financial systems.

Our product mix and business units have changed over the past few years. In early 2005, we sold our AdMission business unit to AdMission Corporation. In order to reduce our operating costs to a sustainable level given current revenues, we have gone through several restructurings during the past four years. Beginning in 2005, our core business is immersive still and video imaging product lines.

In addition, we are subject to generally prevailing economic conditions and, as such, our success in 2006 will be dependent upon our ability to provide quality products and services, the success of our customers and the appropriations processes of various commercial and governmental entities. We expect to continue to invest in the development, sale and marketing of new products for the immersive imaging market which may consume our cash reserves.

We are monitoring our cash position carefully and evaluating our future operating cash requirements in the context of our strategy, business objectives and expected business performance. Our focus in 2006 will be to manage cash requirements and focus our operations on efficient spending. We finished 2005 with approximately $6.34 million in cash reserves (cash and cash equivalents of $4.86 million, and short-term investments of $1.48 million).

In 2006, we plan to continue to develop and market our immersive video and still product lines. Depending upon the success of each of our these products, the timeliness of collection of our accounts receivable and other potential working capital needs, as well as the timing and rate of revenue growth and our ability to control costs, we may require additional equity or debt financing to meet future working capital or capital expenditure needs. There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to us. If we are not able to raise additional funds, we may be required to significantly curtail some of our operations and this would have an adverse effect on our financial position, results of operations and cash flow.

Management’s focus in 2006 will be to manage cash requirements and focus our operations on efficient spending. Our long-term strategy remains unchanged. We will continue to make investments in sales and marketing as well as research and development in order to fulfill our expectations in the development of new immersive products and services.

	Fiscal Years Ended December 31,
	2003*	2004	2005
	(In thousands except per share data)
Revenue:
Hardware	$1,159	$2,476	$2,523
Services	357	189	1,728
License & other	1,078	1,199	1,148
Total revenue:	2,594	3,864	5,399

Cost of revenue:
Hardware	1,320	2,320	2,172
Services	159	108	1,382
Licenses & other	101	98	31
Total cost of revenue	1,580	2,526	3,585

Gross profit	1,014	1,338	1,814

Operating expenses:
Sales and marketing	3,621	4,305	7,125
Research and development	1,694	2,065	2,493
General and administrative	3,452	4,490	10,125
Restructuring and impairment	89	170	3,053
Total operating expenses	8,856	11,030	22,796
Loss from operations	(7,842)	(9,692)	(20,982)
Interest expense	(158)	(235)	(58)
Interest income	65	115	240
Loss on foreign currency	(491)	—	—
Other income (expense)	(8)	2	140
Loss from continuing operations before income taxes	(8,434)	(9,810)	(20,660)
Income tax benefit	3,764	—	—
Loss from continuing operations after income taxes	(4,670)	(9,810)	(20,660)
Income (loss) from discontinued operations, net of tax	6,056	(4,925)	(1,360)

Net income (loss)	1,386	(14,735)	(22,020)
Preferred stock dividends	(1,778)	(874)	(439)
Net loss available to common stockholders	$(392)	$(15,609)	$(22,459)
Basic and diluted net loss per share available to common stockholders:
Continuing operations	$(0.87)	$(0.65)	$(0.85)
Discontinued operations	0.82	(0.30)	(0.06)
Basic and diluted net loss per common share available to common stockholders	$(0.05)	$(0.95)	$(0.91)

Weighted average common shares - basic and diluted	7,365	16,470	24,799

* As a*As adjusted for discontinued operations (See Note 4 to our consolidated financial statements)

The following table presents for the periods indicated, the percent relationship to total revenues of select items of our statement of operations:

	Fiscal Years Ended December 31,
	2003*	2004	2005
Revenue:
Hardware	44.7%	64.1%	46.7%
Services	13.7%	4.9%	32.0%
License & other	41.6%	31.0%	21.3%
Total revenue:	100.0%	100.0%	100.0%

Cost of revenue:
Hardware	50.9%	60.0%	40.2%
Services	6.1%	2.8%	25.6%
Licenses & other	3.9%	2.6%	0.6%
Total cost of revenue	60.9%	65.4%	66.4%

Gross profit	39.1%	34.6%	33.6%

Operating expenses:
Sales and marketing	139.6%	111.4%	132.0%
Research and development	65.3%	53.4%	46.2%
General and administrative	133.1%	116.2%	187.5%
Restructuring and impairment	3.4%	4.4%	56.5%
Total operating expenses	341.4%	285.4%	422.2%

Loss from operations	(302.3)%	(250.8)%	(388.6)%

Interest expense	(6.1)%	(6.1)%	(1.1)%
Interest income	2.5%	3.0%	4.4%
Loss on foreign currency	(18.9)%	—	—
Other income (expense)	(0.3)%	0.1%	2.6%
Loss from continuing operations before income taxes	(325.1)%	(253.8)%	(382.7)%
Income tax benefit	145.1%	0.0%	0.0%
Loss from continuing operations after income taxes	(180.0)%	(253.8)%	(382.7)%
Income (loss) from discontinued operations, net of tax	233.5%	(127.5)%	(25.2)%

Net income (loss)	53.5%	(381.3)%	(407.9)%

* As a*As adjusted for discontinued operations (See Note 4 to our consolidated financial statements)

RESULTS OF OPERATIONS FOR 2005, 2004 AND 2003

Revenue
	Fiscal Years Ended December 31,			Percent Change in
	2003*	2004	2005	2004	2005
	(In thousands)
Revenue:
Hardware	$1,159	$2,476	$2,523	113.6%	1.9%
Services	357	189	1,728	(47.1)%	814.3%
License & other	1,078	1,199	1,148	11.2%	(4.3)%
Total revenue:	2,594	3,864	5,399	49.0%	39.7%

Cost of revenue:
Hardware	1,320	2,320	2,172	75.8%	(6.4)%
Services	159	108	1,382	(32.1)%	1179.6%
Licenses & other	101	98	31	(3.0)%	(68.4)%
Total cost of revenue	1,580	2,526	3,585	59.9%	41.9%

Gross profit	$1,014	$1,338	$1,814	32.0%	35.6%

* As adjusted for discontinued operations (See Note 4 to our consolidated financial statements)

The Company derives its revenue from its 360° technology through licenses of software and from hardware sales of camera equipment, and from professional services. Total revenue for the year ended December 31, 2005 was $5,399,000, an increase of $1,535,000, or 40% as compared to the twelve months ended December 31, 2004. For the year 2004, revenue of $3,864,000 increased by $1,270,000 or 49% as compared to the same period the prior year.

For the twelve months ended December 31, 2005, total hardware sales increased to $2,523,000 or 2%, as compared to the prior year. However, for the twelve months ended December 31, 2005, hardware sales of the immersive video products increased to $2,042,000 or 30%, as compared to the prior year. It should be noted that these 2005 hardware sales reflect lower shipments, by $716,000 versus 2004, to the Company’s UK distributor (NMI), whose exclusive distribution agreement was terminated during the third quarter of 2005. NMI continues to operate under a non-exclusive distribution agreement in the UK. For the year ended December 31, 2005 hardware sales of the immersive stills products decreased to $481,000, or 47% as compared to the same periods in 2004. The Company has deemphasized sales of commercially available cameras which have low margin opportunities. Hardware for the immersive stills product line consists of brand name cameras which can be obtained from the brand’s major distributors at competitive prices. For the year 2004, hardware sales increased to $2,476,000 or 113% as compared to 2003. This increase reflects the rollout of the video product in 2004 as compared to minimal shipments, primarily for demo units, in 2003.

Professional services revenue for the twelve months of 2005 of $1,728,000 represents an increase of $1,539,000 over the same period the prior year. $1,391,000 of this increase is due to the efforts expended on the first phase of the $2.4 million research contract from the Defense Advanced Research Projects Agency (DARPA) to research and build the world’s highest resolution video camera. Other professional services arising from video products’ clients totaled $217,000 for which there was no comparable prior year revenue. Professional services related to the immersive stills product line decreased $69,000 in the current period as compared to the prior year reflecting lower training revenue. For the year 2004, professional services declined to $189,000 or a decrease of 47% as compared to 2003. This reflected lower services and training related to the stills products.

License and other revenue, primarily related to the immersive stills product line, decreased to $1,148,000, a decrease of 4% for the twelve months ended December 31, 2005 as compared to the same period the prior year. This was primarily due to a general decline in stills business. For the year 2004, license and other revenue increased to $1,199,000 or 11% over the same period of 2003. This was primarily due to the shift away from keys to licensing of the stills software.

Cost of Revenue

The Company’s cost of revenue consists of cost of components and assembled units for video and immersive stills cameras, internally developed software, licensed software, fulfillment and shipping costs, customer and technical support, internet hosting fees, professional service expenses and direct labor. Total cost of revenue for the year ended December 31, 2005 was $3,585,000, an increase of $1,059,000, or 42% as compared to the year ended December 31, 2004. For the year 2004, cost of revenue of $2,526,000 increased by $946,000 or 60% as compared to the same period the prior year.

Hardware cost of revenue decreased 6% as compared to a 2% increase in hardware revenue, resulting in a hardware gross margin for the twelve months ended December 31, 2005 of 14% as compared to 6% for the same period in 2004. The increase in hardware gross margin is due to improved margins for both video and stills products in 2005 as compared to the same period the prior year. For the year 2004, hardware cost of sales increased to $2,320,000 or 76% as compared to 2003. This increase reflects the rollout of the video product in 2004 as compared to minimal shipments, primarily for demo units, in 2003.

Professional service costs increased significantly in 2005 over 2004, primarily as a result of performance under the cost-plus-fixed-fee DARPA contract that has low gross margin relative to revenue. The cost for professional services for the DARPA contract is due primarily to direct labor and other direct purchased costs. The DARPA contract gross margin is 9%. For the year 2004, professional services cost declined to $108,000 or a decrease of 32% as compared to 2003. This reflected lower services and training related to the stills products.

Cost of license and other revenue for the year ended December 31, 2005 decreased 68% from the same period 2004 which is greater than the 4% decrease in license and other revenue. This was the result of improving revenue derived from our on-line store that has minimal variable cost associated with this type of sale. For the year 2004, cost of license and other revenue decreased to $98,000 or a decrease of 3% versus the same period of 2003. This was primarily due to the shift away from keys to licensing of the stills software.

Operating Expenses

	Fiscal Years Ended December 31,			Percent Change in
	2003*	2004	2005	2004	2005
	(In thousands)
Operating expenses:
Sales and marketing	$3,621	$4,305	$7,125	18.9%	65.5%
Research and development	1,694	2,065	2,493	21.9%	20.7%
General and administrative	3,452	4,490	10,125	30.1%	125.5%
Restructuring and impairment	89	170	3,053	91.0%	1695.9%
Total operating expenses	$8,856	$11,030	$22,796	24.5%	106.7%
* As adjusted for discontinued operations (See Note 4 to our consolidated financial statements)

Sales and Marketing. Sales and marketing expenses for the year ended December 31, 2005 of $7,125,000 increased by $2,820,000, or 66% as compared to the same period 2004. This increase is primarily due to additional sales personnel and expenditures focused on building strong product awareness for the immersive video product line. The increase primarily consisted of employee salary, benefits, commissions and recruitment expenses related to the increase in our sales force of $1,233,000; an increase in marketing, travel and trade show activities of $1,222,000; as well as facility and related expenses of $316,000. For the year 2004, sales and marketing expenses increased to $4,305,000 or 19% as compared to the prior year, as the company began to build its sales and marketing activities to support the immersive video products.

Research and Development. Research and development expenses consist primarily of personnel costs and consulting labor related to building and enhancing our digital media infrastructure and immersive imaging technology.

Research and development expense for the twelve month period ended December 31, 2005 was $2,493,000 These expenses increased by $428,000 in 2005 as compared to the same period 2004. The increase in expenses is due to increased head count of research and engineering personnel focused on the integration of the IPIX IP camera into a variety of digital video recording (DVR) devices utilized in the surveillance market that IPIX addresses and development of a three megapixel version of the camera introduced in January 2006, as well as the cost of filing and maintaining the company’s patent portfolio. For the year 2004, research and development expenses increased to $2,065,000 or 22% as compared to the same period the prior year as the company focused on the new family of Full-360 degree security cameras.

General and Administrative. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, legal fees, insurance and other costs associated with being a public company.

General and administrative expenses of $10,125,000 increased by $5,635,000 for the year ended December 31, 2005 as compared to the same period of 2004. For the twelve months ended December 31, 2005, the increase over the prior year was primarily a result of: increase in headcount of executive, administrative, and consulting professionals resulting in an increase in salaries, benefits, fees, bonuses and related costs of $250,000; an increase in recruiting costs of $69,000; an increase in expenses of $917,000 incurred in association with compliance with public company regulations, including Sarbanes-Oxley compliance; an increase in professional fees to lawyers primarily due to patent litigation of $2,729,000 and SEC filing, and other shareholder activities of $236,000; and an increase of $502,000 in director and officer’s insurance premiums due to increased coverage and rates. In addition, facilities expenses increased $889,000 due to an increase in rent of the new facilities in Tennessee and Virginia and also an increase in depreciation from acquisitions of furniture and computer equipment. For the year 2004, general and administrative expenses increased to $4,490,000 as compared to the year 2003, primarily due to an increase in expenses incurred in association with compliance with public company regulations, including Sarbanes-Oxley compliance and corporate system enhancements, and an increase in director and officer’s insurance premiums due to increased coverage.

Restructuring and Impairment Charges. In the first quarter of 2005, the Company entered into a plan to move the executive office from California to Virginia upon the sale of the AdMission business unit which comprised the following actions: termination of certain employees, termination of a lease for equipment, abandon certain fixed assets and abandon an additional operating lease. As a result, in 2005, the Company paid approximately $362,000 in severance expenses, paid a buy out fee of $747,000, which included penalties and a forfeited deposit, to terminate the lease for the computer equipment and wrote off $11,000 of fixed assets. In addition, a charge of $1,061,000 representing the net present value of the abandoned leased office space was recorded as restructuring charges. In the fourth quarter of 2005, the company closed its Oak Ridge, Tennessee facility. As a result of this closing, a charge of $304,000 representing the net present value of the abandoned leased office space was recorded as restructuring charges; other costs of $36,000 for the relocation the Information Technology and engineering development systems to Virginia were accrued as were $221,000 in write-downs of fixed assets and miscellaneous expenses.

Loss on impairment of AdMission preferred stock for the twelve months ended December 31, 2005 was $253,000. This amount was due to a write down to zero in the first quarter of 2005 the net book value of the investment which was acquired as a result of the sale of the AdMission business unit (see Note 4). Restructuring and impairment charges in 2004 and 2003 relate primarily to changed estimates for outstanding lease obligations. See Note 5 in the accompanying financial statements.

Other Income (Expense)
	Fiscal Years Ended December 31,			Percent Change in
	2003*	2004	2005	2004	2005
	(In thousands except percentages)
Interest expense	$(158)	$(235)	$(58)	48.7%	(75.3)%
Interest income	65	115	240	76.9%	108.7%
Loss on foreign currency	(491)	-	-	N/A	N/A
Other income (expense)	(8)	2	140	125%	6900%
Total other income (expense), net	$(592)	$(118)	$322	80.1%	372.9%

* As adjusted for discontinued operations (See Note 4 to our consolidated financial statements)

Other Income (Expense), Net. Other income (expense) for the twelve months ended December 31, 2005 was $322,000 as compared to an expense of $118,000 for the same period in 2004. This increase is primarily due to the sale of one of the Company’s discontinued web domain names during the first quarter of 2005 for which there is no such amount in 2004. In addition, increased interest rates and higher balances for the period in cash and short-term investments also caused an increase. For the years 2004 and 2003, the interest expense relates to capital lease obligations and interest income reflects earnings in increased investment balances. The loss on foreign currency in 2003 was due to the recognition of cumulative currency translations from dissolved foreign subsidiaries.

Loss from Discontinued Operations. Loss from discontinued operations net of tax was $1,360,000 for the twelve months ended December 31, 2005, compared to $4,925,000 for the same period in 2004. This was due to the discontinued operations of the Company’s AdMission business unit which was classified as discontinued operations in the fourth quarter of 2004 and sold in the first quarter of 2005. The prior period results were reclassified to properly classify the business unit as discontinued operations.

Net Loss. As a result of the factors described above, the net loss for the twelve months ended December 31, 2005 was $22,020,000. This was an increase of $7,285,000 as compared to the same periods in 2004. Net loss for 2004 was $14,735,000 versus a net profit of $1,386,000 in 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note and warrant and option exercises. At December 31, 2005, the Company had $6.34 million of cash reserves, which consisted of cash, cash equivalents of $4.86 and a short-term investment of $1.48 million.

Common Stock

During 2005, IPIX issued 1,165,445 shares of common stock upon exercise of stock options. Total proceeds from the option exercises were $2.38 million. Also, in 2005, IPIX sold 90,418 shares of common stock to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). Proceeds from these ESPP purchases were $.173 million. As of December 31, 2005, we have collected $22,000 for our employees’ second quarter 2006 ESPP purchases.

On June 21, 2005 IPIX completed a private placement of 4,149,376 shares of common stock, which generated net proceeds of $9.8 million. As part of the private placement, IPIX entered into a Securities Purchase Agreement (the "Purchase Agreement"), dated June 21, 2005, with Iroquois Master Fund Ltd and certain other purchasers (collectively, the "Purchasers"). Pursuant to the Purchase Agreement, IPIX sold $10,000,000 of its $0.001 par value common stock (the "Common Stock"), additional investment rights (the "AIR") and warrants (the "Warrants"). With each share of common stock purchased at $2.41, each Purchaser is entitled under the Purchase Agreement to receive an AIR to purchase 0.06 of a share of common stock and a Warrant to purchase 0.44 of a share of common stock. The exercise price for each AIR is $2.41 per share, and the exercise price of each warrant is $3.11 per share. AIRs were exercisable immediately, and Warrants could not be exercised until six months after issuance. The AIR rights were exercisable until December 22, 2005 by which time purchasers had acquired 87,596 shares of common stock with proceeds of $200,000 to the Company. Warrants expire four years after date of issuance. The common stock sold in the transaction and from the AIRs has been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States.

In connection with the initial sale and the exercise of the AIR rights, IPIX paid Olympus Securities, LLC (the "Olympus") a placement fee of $236,805. IPIX also issued to Olympus warrants to purchase 211,849 shares of common stock at an exercise price of $3.11 per share.

During 2004, IPIX issued 2,190,632 shares of common stock upon exercise of stock options. Total proceeds from the option exercises were $5.3 million. Also, in 2004, IPIX sold 293,219 shares of common stock to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). Proceeds from these ESPP purchases were $400,000.

On April 5, 2004, IPIX completed the sale of 909,090 shares of our common stock, resulting in net proceeds received of approximately $4.9 million, and additional investment rights (“AIR”) to purchase another 888,180 shares of our unregistered common stock in a private offering to accredited institutional investors (“PIPE”). The shares of common stock were sold at $5.50 per share and the shares of common stock underlying the AIR are purchasable at $6.05 per share. The AIR was exercisable until September 28, 2004, at which time all AIRs had been exercised resulting in net proceeds of $5.4 million. The common stock sold in the PIPE and from the AIRs has been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States.

Preferred Stock

At December 31, 2003, there were two Tranche A warrants (“Warrant 1” and “Warrant 2”) outstanding. During 2004, Warrant 1, which entitled the holders to purchase 150,000 shares of Series B Preferred Stock at $20 per share, was exercised in full. IPIX received $3.0 million in cash from the exercise of Warrant 1 and the conversion of the underlying Series B Preferred Stock. Warrant 2 entitles the holders to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006. During 2004, 400 shares of Warrant 2 were converted into 2,914 shares of common stock. We did not receive any proceeds from this exercise. During 2004, 862,833 shares of Series B preferred shares were converted into 8,557,923 common shares. During the third quarter of 2005, 41,380 shares of Warrant 1 were converted into 381,007 shares of common stock. We did not receive any proceeds from the third quarter Warrant 1 exercise. During the fourth quarter of 2005, 2,100 shares of Warrant 1 were converted into 19,336 shares of common stock. The Company did not receive any proceeds from the fourth quarter Warrant 1 exercise. In conjunction with the Warrant 1 exercise the Company issued 22,847 shares of common stock as a result of the conversion of accumulated and unpaid dividends on the related Warrant 1 preferred shares.

Other Liquidity and Capital Resources

Summary Consolidated Cash Flow Data

	Twelve months ended December 31,
	2004	2005
	(In thousands)
Net cash used in operating activities	$(15,218)	$(17,904)
Net cash used in investing activities	(394)	(2,064)
Net cash provided by financing activities	18,155	12,044
Net increase (decrease) in cash and cash equivalents	2,543	(7,924)
Cash and cash equivalents, beginning of period	10,241	12,784
Cash and cash equivalents, end of period	$12,784	$4,860

Cash flows from operating activities for the twelve months ending December 31, 2005, reflect a net loss of $22,020,000 as compared to a net loss of $14,735,000 for the same period 2004. The increase in net loss is primarily due to an increase in sales and marketing expenses of $2.8 million for an expanded focus on building direct and channel sales, an increase in general and administrative expenses of $5.6 million due to relocation of company headquarters, litigation expense, and increased public company expenses to comply with new legislation requiring additional documentation of internal controls, and fees associated with the sale of the AdMission business unit. Also impacting the change in operating activities is an increase in accounts receivable of $953,000, offset by a decrease in inventory purchases as compared to the prior year of $321,000, a decrease of prepaid expenses and other assets of $1,699,000 due to the reclassification of collateral held for a letter of credit to short term investment and the release of assets held for sale relating to the discontinued operations and sale of the AdMission business unit and an increase in accounts payable and accruals of $1,452,000.

The Company incurred non-cash compensation expenses of: $819,000 associated with the acceleration of stock options for terminated employees, $740,000 in depreciation, and $221,000 write-down of fixed assets. Deferred revenue decreased by $84,000, since there was no deferred revenue at December 31, 2005.

Net cash used in investing activities for the twelve months ending December 31, 2005 was $2,064,000 compared with $394,000 for the same period in 2004. The change was primarily related to the acquisition of computer software and hardware to build-out of a new computer and communication center in Oak Ridge, Tennessee and Reston, Virginia.

Net cash provided by financing activities for the twelve months ending December 31, 2005 was primarily related to $9,759,000 of net proceeds from the private placement of common stock in June 2005 compared to $4,920,000 of net proceeds from a private placement of common stock in April 2004. Offsetting the increased cash from private placement financings, the Company had a $3,157,000 decrease in net proceeds from the exercise of stock options and employee stock purchase plan proceeds for the twelve months ended December 31, 2005 compared with the same period in 2004. As compared to the twelve month period 2004, the Company did not have similar exercise in the current year of warrants and Additional Investment Rights resulting in lower cash proceeds of $8,161,000. The Company paid, during 2005, $185,000 in dividends to Series B preferred shareholders upon exercise of conversion rights of the preferred for common shares as compared to $452,000 paid in 2004.

During the twelve months ended December 31, 2005 and in the prior fiscal years, the Company experienced, and continues to experience, certain issues related to cash flow and profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company completed a $10 million private placement of common stock, including additional investment rights and warrants to a group of existing and new institutional investors on June 21, 2005. Management will monitor the Company’s cash position carefully and evaluate its future operating cash requirements with respect to its strategy, business objectives and performance. In order to reduce its cash burn, the Company may implement further measures to reduce operating costs, including a reduction in sales and marketing expenses, support and other general and administrative expenses. The Company finished the year 2005 with $6.34 million in cash reserves (cash and cash equivalents of $4.86 million and short-term investments of $1.48 million).

Contractual Obligations

The table below shows our contractual obligations as of December 31, 2005:

		Payments due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	> 5 Years
	(In thousands)

Operating leases	$2,840	$1,402	$986	$449	$3
Total	$2,840	$1,402	$986	$449	$3

On April 18, 2005 IPIX Corporation (the "Company") entered into a sublease agreement (the "Sublease") with Thomas Group, Inc. (the "Sublessor") with respect to the Company's a new corporate headquarters in Reston, Virginia for our sales, marketing, engineering and corporate offices. The Sublease is for a period of 31 months beginning April 15, 2005. The base rent is approximately $297,668 per year and will increase by approximately three (3%) percent each year beginning April 1, 2006. In addition to the base rent, the Company is responsible for any increases in operating expenses and property taxes billed to the landlord and paid by the Sublessor. The Company is also responsible for the costs of tenant improvement. All terms and conditions of the master lease between the Sublessor and REC Partners, L.P. dated February 15, 2000 are incorporated into and made part of the Sublease.

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

On March 13, 2006, the Company completed negotiations to terminate immediately the lease agreement it entered into on February 3, 2005 with Oak Ridge Technical Center Partners - One, L.P. The terms of the agreement to terminate included IPIX agreement to pay Oak Ridge Technical Center Partners - One, L.P. (1) a one-time, lump-sum payment in the amount of $198,500, due and payable immediately; (2) prorated rent through March 8, 2006 - $5,606; and , prorated Tenant Improvement expense though March 8, 2006 - $596. Oak Ridge Technical Center Partners - One L.P. has agreed to: (1) act as intermediary in the sale of IPIX’s furniture to a third party for $40,000; and (2) deduct that amount from the above payments due from IPIX. This should reduce the cash-flow related to the lease commitments enumerated above by approximately $1.187 million.

Mr. Crew has resigned as CFO of the Company effective April 1, 2006. On February 27, 2006, the Company entered into a separation agreement with Mr. Crew. The Company and Mr. Crew have agreed to terminate the employment agreement between the Company and Mr. Crew dated April 1, 2005 (the "Employment Agreement") effective April, 1, 2006. Under the Separation Agreement, the Company will pay any portion of Mr. Crew's base salary, vacation time, travel and business expense incurred or accrued through April 1, 2006. The Company will also pay total bonus compensation to Mr. Crew of $20,000 for the fourth quarter of 2005 and first quarter of 2006 as provided in Mr. Crew's employment agreement. In addition, the Company will pay Mr. Crew a severance payment of $200,000. Stock options to purchase up to 200,000 shares of Company common stock granted to Mr. Crew on April 1, 2005 will become fully vested on April 1, 2006, and such options must be exercised on or before June 30, 2006, at which time they will expire. For a period of six months after April 1, 2006, the Company will reimburse Mr. Crew for the amount of any premium payments for group health coverage made by Mr. Crew pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985.

Off Balance Sheet Arrangements

At December 31, 2005, the Company had the potential obligation to pay holders of the Company’s Series B Preferred Stock $1,685,000 in cash dividends had they elected to convert their Series B Preferred Stock and take accrued dividends in cash. These dividends will continue to accrue until such time as the holders of the Series B Preferred Stock elect to convert at which time they have the option to take the dividends in additional shares of common stock or in cash. See LIQUIDITY AND CAPITAL RESOURCES - the Preferred Stock above and Note 9 STOCKHOLDERS’ EQUITY to our Financial Statements presented elsewhere in the Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FAS No. 123 (R), “Share-Based Payment” to replace FAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS No. 123 (R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for interim or annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by Management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of FAS No. 123(R) will have a material impact on the Company’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures.

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

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

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

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

INFLATION

Inflation has not had a significant impact on our operations to date.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

As of December 31, 2005, we had $4.9 million of cash reserves and cash equivalents. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short-term instruments. Due to the nature of our short-term investments, we concluded that we do not have material market risk exposure.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the Company's chief executive officer and chief financial officer, have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures were effective.

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

We have completed our evaluation and testing of internal control over financial reporting in accordance with the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2005.

Armanino McKenna LLP, the Company’s independent registered public accounting firm that audited the financial statements for 2005 in this Form 10-K, has issued an audit report on management’s assessment of the Company’s internal control over financial reporting and independently assessed the effectiveness of internal control over financial reporting as of December 31, 2005. This audit report is included on page F-2 of this Form 10-K.

(c) Changes in Internal Control over Financial Reporting. During 2005 the Company implemented a significant program to improve internal control over its financial reporting and information technology systems. The actions taken by management included hiring a new CFO and accounting staff, contracting with a firm with expertise in Sarbanes-Oxley implementation and compliance, and training of all individuals in the performance of their activities in compliance with company policies and procedures. Significant effort was made to assure that transactions, approvals and changes were evidenced by the respective control manager. Comprehensive management testing of controls was performed, remediation of deficiencies was addressed and internal controls were modified and updated as appropriate to assure compliance and auditability.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about June 23, 2006, to be filed with the SEC pursuant to Regulations 14A under the Securities Exchange Act of 1934, as amended.

Item 11. Executive Compensation

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about June 23, 2006, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about June 23, 2006, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 13. Certain Relationships and Related Transactions.

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about June 23, 2006, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

Item 14. Principal Accountant Fees and Services

The information called for by this item is incorporated herein by reference to IPIX’s Proxy Statement for its Annual Meeting of Stockholders to be held on or about June 23, 2006, to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended.

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

Report of Independent Registered Public Accounting Firm
On Financial Statement Schedule

To the Board of Directors and Stockholders of
IPIX Corporation:

Our audit of the consolidated financial statements referred to in our report dated March 24, 2004, except as to Note 4, which is as of March 30, 2005, appearing in this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedule, for the year ended December 31, 2003. In our opinion, this financial statement schedule, for the year ended December 31, 2003, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 24, 2004, except as to Note 4,
which is as of March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders of
IPIX Corporation
Reston, Virginia

Our audits of the consolidated financial statements referred to in our report dated March 21, 2006 appearing in this Annual Report on Form 10-K also included an audit of the accompanying financial statement schedule for the years ended December 31, 2005 and 2004. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ ARMANINO McKENNA LLP
San Ramon, California
March 21, 2006

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FISCAL YEARS 2003, 2004 AND 2005

		Additions
	Balance	(Deductions)			Balance
	Beginning	Charged to		Write-offs and	At End of
DESCRIPTION	of Period	Expense		Deductions	Period
	(In thousands)
2003
Allowance for doubtful accounts	$208	$8		$(216)	$—
Valuation allowance on deferred tax assets	(20,722)	—		(7,640)	(28,362)
Provision for excess and obsolete inventory	160	(12)		—	148
2004
Allowance for doubtful accounts	$—	$3		$(3)	$—
Valuation allowance on deferred tax assets	(28,362)	—		(11,387)	(39,749)
Provision for excess and obsolete inventory	148	198		—	346
2005
Allowance for doubtful accounts	$—	$19		$(19)	$—
Valuation allowance on deferred tax assets	(39,749)	—		(7,879)	(47,628)
Provision for excess and obsolete inventory	346	(136)	4	4	214

(c) Exhibits.

The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Form S-1 as declared effective on August 25, 1999 (File No. 333-80639)).
3.1(a)	Amendment to the Amended and Restated Certificate of Incorporation of the Registrant (incorporated herein by reference to Form S-1 as filed with the Commission on March 17, 2000).
3.2	Amended and Restated Bylaws of the Registrant (incorporated herein by reference to Form 10-Q as filed with the Commission on November 14, 2000).
3.3	Certificate of Designations of Series A Junior Participating Preferred Stock (incorporated herein by reference to Form 8-A as filed with the Commission on November 2, 2000).
3.3	Amended Certificate of Designations of Series B Preferred Stock (incorporated herein by reference to Form 8-K as filed with the Commission on October 3, 2001).
4.1	Form of certificate representing the common stock, $.001 par value per share of IPIX Corporation (incorporated herein by reference to Form 10-K as filed with the Commission on March 29, 2000).
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

10.14*	Separation Agreement dated September 16, 2004, between IPIX Corporation and Donald W. Strickland (incorporated by reference to Form 8-K as filed with the Commission on September 21, 2004).
10.15 *	Employment Agreement dated September 16, 2004 between IPIX Corporation and Clara M. Conti (incorporated herein by reference to Form 10-Q as filed with the Commission on November 15, 2004).
10.16*	Separation Agreement dated January 25, 2005, between IPIX Corporation and Paul A. Farmer (incorporated herein by reference to Form 8-K as filed with the Commission on January 31, 2005).
10.17	Lease dated February 3, 2005, between IPIX Corporation and Oak Ridge Technical Center Partners — One, LP
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

10.20	Letter Agreement dated October 25, 2004, between IPIX Corporation and Kara Brand (incorporated by reference to Form 8-K filed with the Commission on April 4, 2005).
10.21	Letter Agreement dated March 29, 2005, between IPIX Corporation and Kara Brand (incorporated by reference to Form 8-K filed with the Commission on April 4, 2005).
10.22	Employment Agreement effective April 1, 2005, between IPIX Corporation and Charles A. Crew (incorporated by reference to Form 8-K filed with the Commission on April 4, 2005).
10.23	Lease Agreement dated February 15, 2000, by and between R.E.C. Partners, L.P. and Thomas Group, Inc. (incorporated by reference to Form 10-Q filed with the Commission on May 10, 2005).
10.24	Sublease Agreement dated April 18, 2005, between Thomas Group, Inc. and IPIX Corporation (incorporated by reference to Form 10-Q filed with the Commission on May 10, 2005).
10.25	Securities Purchase Agreement dated June 21, 2005, among IPIX Corporation and each of the purchasers (incorporated by reference to Form 8-K filed with the Commission on June 23, 2005).
10.26	Separation Agreement dated February 27, 2006, between IPIX Corporation and Charles A. Crew (incorporated by reference to Form 8-K filed with the Commission on March 3, 2006).
10.27
Amendment A Termination of Lease dated March 13, 2006, by and between IPIX Corporation and Oak Ridge Technical Center Partners - One, L.P. (incorporated by reference to Form 8-K filed with the Commission on March 16, 2006).

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Form 10-K filed with the Commission on March 30, 2004)
14.2	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed with the Commission on March 30, 2004)
16.1	Letter dated June 15, 2004 regarding change in certifying accountant (incorporated by reference to Form 8-K filed with the Commission on June 18, 2004).
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Form 10-K filed with the Commission on March 31, 2003).
23.1#	Consent of PricewaterhouseCoopers LLP
23.2#	Consent of Armanino McKenna LLP
24.1	Power of Attorney (included on page #31
31.1#	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2#	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32#	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Executive Compensation Plan or Agreement
# Filed Herewith

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPIX CORPORATION
By: /s/ Clara M. Conti
Clara M. Conti
President and Chief Executive Officer
Date: March 21, 2006

POWER OF ATTORNEY

    Each person whose signature appears below hereby appoints Clara M. Conti, Charles Crew and Matthew S. Heiter, or any of them, as such person’s true and lawful attorney-in-fact, with full power of substitution or resubstitution for such person and in such person’s name, place and stead, in any and all capacities, to sign on such person’s behalf, individually and in each capacity stated below, any and all amendments to this Report on Form 10-K, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clara M. Conti	President, Chief Executive Officer and	March 21, 2006
Clara M. Conti	Director
/s/ Charles Crew	Chief Financial Officer	March 21, 2006
Charles Crew
/s/ David M. Wilds	Chairman of the Board of Directors	March 21, 2006
David M. Wilds
/s/ Michael D. Easterly	Director	March 21, 2006
Michael D. Easterly
/s/ James H. Hunt	Director	March 21, 2006
James H. Hunt
/s/ Laban P. Jackson, Jr.	Director	March 21, 2006
Laban P. Jackson, Jr.
/s/ Andrew P. Seamons	Director	March 21, 2006
Andrew P. Seamons

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IPIX Corporation

In our opinion, the consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the results of operations and cash flows of IPIX Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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
March 24, 2004, except as to
Note 4, which is as of March 30, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IPIX Corporation
Reston, Virginia

We have audited the accompanying consolidated balance sheets of IPIX Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2005 and 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IPIX Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of IPIX Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 21, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ ARMANINO McKENNA LLP
San Ramon, California
March 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
IPIX Corporation
Reston, Virginia

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, appearing under Item 9A, that IPIX Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). IPIX Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that IPIX Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, IPIX Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of IPIX Corporation and our report dated March 21, 2006 expressed an unqualified opinion thereon. Our audit report included an explanatory paragraph concerning the Company’s ability to continue as a going concern.

/s/ ARMANINO McKENNA LLP
San Ramon, California
March 21, 2006

IPIX CORPORATION
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2004	2005
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$12,784	$4,860
Restricted cash and short term investments	550
Short term investments	895	1,481
Accounts receivable, net of allowance for doubtful accounts of $0 in 2004 and 2005	414	1,348
Inventory, net of reserve for obsolescence of $346 in 2004 and $214 in 2005	2,334	2,145
Prepaid expenses and other current assets	1,512	1,158
Assets held for sale	321	28

Total current assets	18,810	11,020

Computer hardware, software and other, net	716	1,191
Restricted cash and other long term assets	718	80

Total assets	$20,244	$12,291

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,043	$2,543
Accrued liabilities	3,376	3,350
Deferred revenue	84	—
Liabilities held for sale for discontinued operations	164	—
Current portion of obligations under capital leases	220	—

Total current liabilities	4,887	5,893

Other long term liabilities	142	53

Total liabilities	5,029	5,946

Commitments and Contingencies (Note 11)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.001 par value:	—	—
Authorized: 5,001,100 shares in 2004 and 2005 Issued and outstanding: 290,347 in 2004 and 246,867 in 2005. (Aggregate liquidation value: $7,325 in 2004 and $6,623 in 2005)
Common stock, $0.001 par value:	22	27
Authorized: 50,000,000 in 2004 and 2005 Issued and outstanding: 21,539,058 in 2004 and 27,455,083 in 2005.
Class B common stock, $0.0001 par value:	—	—
Authorized: 7,421,536 shares in 2004 and 2005 Issued and outstanding: 0 shares in 2004 and 0 shares in 2005
Additional paid-in capital	533,659	546,804
Accumulated deficit	(518,466)	(540,486)

Total stockholders’ equity	15,215	6,345

Total liabilities and stockholders’ equity	$20,244	$12,291

The accompanying notes are an integral part of these consolidated financial statements.

IPIX CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR YEARS ENDED DECEMBER 31,
	2003	2004	2005
	(In thousands, except per share data)
Revenue:
Hardware	$1,159	$2,476	$2,523
Services	357	189	1,728
License and other	1,078	1,199	1,148
Total revenue	2,594	3,864	5,399

Cost of revenue:
Hardware	1,320	2,320	2,172
Services	159	108	1,382
License and other	101	98	31
Total cost of revenue	1,580	2,526	3,585

Gross profit	1,014	1,338	1,814

Operating expenses:
Sales and marketing	3,621	4,305	7,125
Research and development	1,694	2,065	2,493
General and administrative	3,452	4,490	10,125
Restructuring and impairment	89	170	3,053
Total operating expenses	8,856	11,030	22,796

Loss from operations	(7,842)	(9,692)	(20,982)

Other income (expense) :
Interest expense	(158)	(235)	(58)
Interest income	65	115	240
Loss on foreign currency	(491)	—	—
Other income (expense)	(8)	2	140
Loss from continuing operations before income taxes	(8,434)	(9,810)	(20,660)
Income tax benefit	3,764	—	—

Loss from continuing operations after taxes	(4,670)	(9,810)	(20,660)
Income (loss) from discontinued operations, net of taxes	6,056	(4,925)	(1,360)

Net income (loss)	1,386	(14,735)	(22,020)
Preferred stock dividends	(1,778)	(874)	(439)
Net loss available to common stockholders	$(392)	$(15,609)	$(22,459)

Basic and diluted loss per share:
Continuing operations	$(0.87)	$(0.65)	$(0.85)
Discontinued operations	0.82	(0.30)	(0.06)
Net loss per common share to common stockholders (basic and diluted)	$(0.05)	$(0.95)	$(0.91)

Weighted average common shares - Basic and diluted	7,365	16,470	24,799

The accompanying notes are an integral part of these consolidated financial statements.

IPIX CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIODS ENDED DECEMBER 31, 2003, 2004, AND 2005
(In thousands, except share amounts)

	Class B Common Stock		Series B Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Number	Amount
Balance, December 31, 2002	17,948	$—	1,115,080	$1	6,795,007	$7
Stock issued on exercise of stock options	—	—	—	—	771,056	1
Stock issued from employee stock purchase plan	—	—	—	—	79,969	—
Shares issued from Series B dividend	—	—	—	—	4,416	—
Foreign translation loss	—	—	—	—	—	—
Dividend attributable to Series B conversion	—	—	—	—	—	—
Conversion of Class B common stock	(3,948)	—	—	—	3,948	—
Conversion of Series B Preferred Stock	—	—	(111,250)	—	1,024,333	1
Net income	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	—
Balances, December 31, 2003	14,000	$—	1,003,830	$1	8,678,729	$9

		Accumulated other
	Additional Paid-in	Comprehensive	Accumulated
	Capital	Income (Loss)	Deficit	Total
Balance, December 31, 2002	$513,995	$(494)	$(505,117)	$8,392
Stock issued on exercise of stock options	1,468	—	—	1,469
Stock issued from employee stock purchase plan	88	—	—	88
Shares issued from Series B dividend	18	—	—	18
Foreign translation loss	—	491	—	491
Dividend attributable to Series B conversion	(382)	—	—	(382)
Conversion of Class B common stock	—	—	—	—
Conversion of Series B Preferred Stock	(1)	—	—	—
Net income	—	—	1,386	1,386
Other comprehensive loss	—	3	—	3
Balances, December 31, 2003	$515,186	$—	$(503,731)	$11,465

	Class B Common Stock		Series B Preferred Stock		Common Stock
	Number	Amount	Number	Amount	Number	Amount
Balance, December 31, 2003	14,000	$—	1,003,830	$1	8,678,729	$9
Stock issued on exercise of stock options	—	—	—	—	2,190,632	2
Stock issued from employee stock purchase plan	—	—	—	—	293,219	—
PIPE Investment	—	—	—	—	909,090	1
Conversion of AIR	—	—	—	—	888,179	1
Dividend attributable to Series B conversion	—	—	—	—	—	—
Conversion of warrant	—	—	—	—	7,286	—
Conversion of Class B common stock	(14,000)	—	—	—	14,000	—
Conversion of Series B Preferred Stock	—	—	(862,883)	(1)	8,557,923	9
Conversion of Series B Warrant	—	—	149,400	—	—	—
Net loss	—	—	—	—	—	—
Balances, Dec. 31, 2004	—	$—	290,347	$—	21,539,058	$22

	Additional Paid-in
	Capital		Accumulated Deficit		Total
Balance, December 31, 2003		$515,186		$(503,731)		$11,465
Stock issued on exercise of stock options		5,270		—		5,272
Stock issued from employee stock purchase plan		384		—		384
PIPE Investment		4,918		—		4,919
Conversion of AIR		5,373		—		5,374
Dividend attributable to Series B conversion		(452)		—		(452)
Conversion of warrant		—		—		—
Conversion of Class B common stock		—		—		—
Conversion of Series B Preferred Stock		(8)		—		—
Conversion of Series B Warrant		2,988		—		2,988
Net loss		—		(14,735)		(14,735)
Balances, December 31, 2004		$533,659		$(518,466)		$15,215

	Class B Common Stock Number	Amount	Series B Preferred Stock Number	Amount	Common Stock Number	Amount
Balance, December 31, 2004	—		$—	290,347	$—	21,539,058	$22	1
Stock issued on exercise of stock options				—	—	1,165,445	1
Stock issued from employee stock purchase plan				—	—	90,418
PIPE Investment				—	—	4,149,376	4
Conversion of AIR				—	—	87,596
Dividend attributable to Series B conversion				—	—	22,847
Conversion of Series B Preferred Stock				(43,480)	—	400,343
Net loss				—	—	—
Balances, December 31, 2005	—			246,867	—	27,455,083	27

	Class B Common Stock Number	Amount	Series B Preferred Stock Number	Amount	Common Stock Number	Amount
Balance, December 31, 2004	—	$—	290,347	$—	21,539,058	$22
Stock issued on exercise of stock options			—	—	1,165,445	1
Stock issued from employee stock purchase plan			—	—	90,418
PIPE Investment			—	—	4,149,376	4
Conversion of AIR			—	—	87,596
Dividend attributable to Series B conversion			—	—	22,847
Conversion of Series B Preferred Stock			(43,480)	—	400,343
Net loss			—	—	—
Balances, December 31, 2005	—		246,867	—	27,455,083	27

	Additional Paid-in Capital
		Accumulated Deficit		Total
Balances, December 31, 2004		$533,659	$(518,466)		$15,215
Stock issued on exercise of stock options		2,383	—		2,384
Stock issued from employee stock purchase plan		173	—		173
PIPE Investment		9,755	—		9,759
Conversion of AIR		200	—		200
Dividend attributable to Series B conversion		(185)	—		(185)
Unearned stock-based compensation		819	—		819
Net loss		—	(22,020)		(22,020)
Balances, December 31, 2005		$546,804	$(540,486)		$6,345

The accompanying notes are an integral part of these consolidated financial statements.

IPIX CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR YEARS ENDED DECEMBER 31,
	2003	2004	2005
Cash flows from operating activities:	(In thousands)

Net income (loss)	$1,386	$(14,735)	$(22,020)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,164	989	740
Impairment and amortization of intangibles	3,042	—	—
Write down of computer hardware, software	—	—	221
Bad debt expense (recovery)	8	3	19
Provision for inventory obsolescence	(12)	198	(132)
Loss on foreign exchange	491	—	—
Gain (loss) on disposal of assets	(177)	—	14
Stock-based compensation expense	—	—	819
Accounts receivable	3,266	(156)	(953)
Inventory	(205)	(2,134)	321
Prepaid expenses and other current assets	(632)	(57)	354
Long-term restricted cash and other assets	(782)	134	1,345
Accounts payable	252	431	1,500
Accrued liabilities	(837)	23	(48)
Deferred revenue	(9)	86	(84)
Net cash provided by (used in) operating activities
	8,955	(15,218)	(17,904)
Cash flows from investing activities:
Purchases of computer hardware, software and other	(909)	(380)	(1,478)
Purchase of short term investments	(1,431)	(1,445)	(2,031)
Maturities of short term investments	1,400	1,431	1,445

Net cash used in investing activities	(940)	(394)	(2,064)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,557	5,736	2,579
PIPE Investment	—	4,920	9,759
Conversion of AIR	—	5,373	200
Conversion of Series B Preferred Warrant	—	2,988	—
Dividend attributable to Series B preferred stock conversion	(364)	(452)	(185)
Repayments of lease obligations	(1,990)	(410)	(309)

Net cash provided by (used in) financing activities	(797)	18,155	12,044

Effect of exchange rate changes on cash	3	—	—

Net increase (decrease) in cash and cash equivalents	7,221	2,543	(7,924)
Cash and cash equivalents, beginning of period	3,020	10,241	12,784
Cash and cash equivalents, end of period	$10,241	$12,784	$4,860
SUPPLEMENTAL DATA

	FOR YEARS ENDED DECEMBER 31,
	2003	2004	2005
	(In thousands)

Interest paid	$158	$235	$58

The accompanying notes are an integral part of these consolidated financial statements.

IPIX CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. THE COMPANY

IPIX Corporation (“IPIX” or “Company”), formerly Internet Pictures Corporation, provides mission-critical imaging solutions for commerce, communication and security applications. The Company’s solutions create, process and manage a rich variety of media including still images, 360° by 360° immersive images and video. During 2004, the Company focused on realigning its core competencies with its strategic business goals. The InfoMedia business unit, formerly responsible for the development, marketing and sales of immersive photography products, was integrated with the security business unit. The still photography product teams now work closely with the video product teams leveraging mature development processes and expertise, and the sales and marketing of each product line is conducted as a coordinated effort. In markets where customers benefit from combined products (video and stills) in a single offering, this new structure allows IPIX to do so seamlessly. In addition, in February 2005 we sold the AdMission business unit, which developed and sold products to the on-line advertising market. In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets"(“FAS 144”), the assets and liabilities related to the AdMission business unit were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations (see Note 4).

The Company’s extensive intellectual property covers patents for 360° imaging, video and surveillance applications.

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

At December 31, 2004 and 2005, the Company had a certificate of deposit of $1.45 million and $1.48 million, respectively, each with a remaining maturity of six months and an interest rate of 1.64% and 1.64%, respectively. The certificates of deposit are classified as short-term investments. At December 31, 2004, $0.55 million of those investments had been provided as collateral for a letter of credit related to certain capital lease obligations and, accordingly, classified as restricted. In the third quarter of 2005, the Company bought out the capital lease and the restricted cash was released.

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

The following table and paragraph summarize the revenue and accounts receivable due from customers who provide IPIX more than 10% of total revenues or who owed IPIX more than 10% of outstanding accounts receivable at December 31:

	Revenues for Years ended December 31,
	2003	2004	2005

U.S. Government	—	—	26%
British Distributor	—	41%	14%
Sentry 360 Security Inc.	—	—	3%
Homestore	3%	8%	—

At December 31, 2005, the U.S. Government and Sentry 360 Security represented 43.5% and 9.8% of accounts receivable, respectively. At December 31, 2004, Homestore and our UK Distributor represented 21% and 11% of accounts receivable, respectively. At December 31, 2003, Homestore and eBay represented 22% and 0% of accounts receivable, respectively. The discontinued operations for 2003 include a one-time $8.0 million license fee from eBay for the Company’s Rimfire technology and other services. As announced in June 2003, the Company amended its then current commercial agreement with eBay. The Company no longer provides any products or services to eBay as of November 1, 2003.

The Company relies on a few main vendors from which we receive high quality material in a reasonable time to manufacture our products.

On October 1, 2004, the license agreement dated January 12, 2001 (the “License Agreement”) between us and Homestore Virtual Tours, Inc. (“Homestore”) was terminated. Under the License Agreement, Homestore had the exclusive right to sell our virtual tour technology to the U.S. residential real estate market and was required to pay us a royalty for each virtual tour sold. A copy of the license agreement was filed as Exhibit 10.16 to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on April 2, 2001. As a result of the termination, Homestore no longer has the exclusive right to sell our virtual tour technology to the U.S. residential real estate market, and we may sell, or license another third party to sell, our virtual tour technology into this market. We mutually released each other from any further obligations under the License Agreement.

INVENTORY. Inventory, which consists primarily of digital cameras and related hardware, is stated at the lower of cost or market, with costs determined using first-in, first out method (FIFO). The Company conducts a physical inventory quarterly and routinely reviews material for any impairment either because of technical obsolescence or because the inventory exceeds by a material amount the forecasts for Company sales. The Company records a provision for obsolete or excess inventory whenever impairment has been identified.

PREPAID EXPENSES. Prepaid expenses consist primarily of pre-payments of insurance, rent, maintenance and trade deposits which will be reflected as an expense during the periods benefited.

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

ACCOUNTING FOR LONG-LIVED ASSETS. The carrying value of intangible assets, computer hardware and software and other long-lived assets is reviewed on a regular basis for the existence of facts, both internally and externally, that may suggest impairment. The Company recognizes impairment losses whenever events or circumstances result in the carrying amount of the assets exceeding the sum of the expected future cash flows associated with such assets. The measurement of the impairment losses to be recognized is based on the difference between the discounted cash flows from such assets and the carrying amounts of the assets. In December of 2005, the Company identified certain fixed assets that we plan to sell. These assets were identified and an appropriate valuation allowance was determined. The assets will not be depreciated further. These assets are presented on the consolidated balance sheet as assets held for sale net of the appropriate valuation allowance.

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

RESEARCH AND DEVELOPMENT COSTS. Research and development expenditures are expensed as incurred. Research and development costs associated with the contract work on behalf of the U.S. Government are booked to cost of goods sold.

ADVERTISING EXPENSES. All advertising expenditures are expensed as incurred. Advertising expenses for 2003, 2004 and 2005, were $1.5 million, $0.2 million and $0.3 million, respectively.

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

The following table illustrates the effect on net loss available to common stockholders and earnings per share if the Company had adopted the fair value recognition provisions of FAS 123 to stock-based employee compensation:

	FOR YEARS ENDED DECEMBER 31,
	2003	2004	2005
	(In thousands, except per share data)

Net loss available to common stockholders	$(392)	$(15,609)	$(22,459)
Add employee stock compensation expense included in reported net loss	—	—	819
Less total stock-based employee compensation expense determined under fair value based methods for all awards	(1,472)	(2,701)	(3,135)
Adjusted net loss available to common stockholders	$(1,864)	$(18,310)	$(24,775)
Basic net loss per common share:
Net loss available to common stockholders before pro-forma charge	$(0.05)	$(0.95)	$(0.91)
Net effect of pro-forma charges	(0.20)	(0.16)	(0.09)
Adjusted basic net loss per common share available to common stockholders	$(0.25)	$(1.11)	$(1.00)

Under FAS 123, grants under the Employee Stock Purchase Plan (“ESPP”) have a look-back feature and a 15% discount and accordingly would have had compensation expense calculated as a result. The fair value disclosure associated with the ESPP grants is included in the fair value pro-forma information above.

The minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants: expected lives of three to four years in 2003, 2004 and 2005; risk free interest rate of 3.5% to 4.0% in 2003, 4.0% to 5.0% in 2004 and 3.625% to 5.0% in 2005; expected dividends of zero in 2003, 2004 and 2005; and volatility of 114% in 2003, 175% in 2004 and 121% in 2005.

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

SEGMENT INFORMATION

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires disclosures of certain information regarding operating segments, products and services, geographic areas of operation and major customers. SFAS No. 131 reporting is based upon the “management approach”: how management organizes the company’s operating segments for which separate financial information is (i) available and (ii) evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is its President and Chief Executive Officer, or CEO.

During 2004, we realigned our previous business divisions into one operating segment. Therefore, segment information is no longer relevant for 2005 as our CEO is provided information and evaluates performance for the entire company as a whole rather than in previous operating segments. For 2003 and 2004, we reported segment information for our previous primary business units: Security and InfoMedia.

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

The following table sets forth potential common shares that are not included in the diluted net loss per share calculation because to do so would be antidilutive for the periods indicated:
	FOR YEARS ENDED DECEMBER 31,
	2003	2004	2005
WEIGHTED AVERAGE EFFECT OF POTENTIAL COMMON SHARES:
Series B preferred stock	10,924,287	2,871,843	2,821,837
Employee stock options	960,851	2,260,097	257,176
Warrants to purchase Series B preferred stock	218,446	338,536	—
TOTAL	12,103,584	5,470,476	3,079,013

In 2005, the Company’s common stock had an average share price of $3.07. The average strike price of the warrants to purchase common stock is $4.51 and the average strike price of employee stock options is $4.45. Not included in the table above are 928,899 shares issuable upon exercise of exercisable options at December 31, 2005 and 2,974,641 shares issuable upon exercise of warrants, all of which have a strike price above the average share price during 2005

In 2004, the Company’s common stock had an average share price of $7.04. The average strike price of the warrants to purchase common stock was $14.48 and the average strike price of employee stock options was $7.63. Not included in the table above are 766,437 shares issuable upon exercise of options and 76,949 shares issuable upon exercise of warrants, all of which have a strike price above the average share price during 2004.

In 2003, the Company’s common stock had an average share price of $2.39. The average strike price of the warrants to purchase common stock was $12.15 and the average strike price of employee stock options was $6.29. Not included in the table above are 989,762 shares issuable upon exercise of options and 1,057,699 shares issuable upon exercise of warrants, all of which have a strike price above the average share price during 2003.

COMPREHENSIVE INCOME (LOSS). The Company follows FAS No. 130, “Reporting Comprehensive Income” (“FAS 130”), which establishes requirements for reporting and displaying comprehensive income (loss) and its components. FAS 130 requires net unrealized gains or losses on the Company’s foreign currency translation adjustments to be reported as accumulated other comprehensive income (loss).

The components of comprehensive income (loss) are as follows:

	FOR YEARS ENDED DECEMBER 31,
	2003	2004	2005
	(In thousands)

Net income (loss)	$1,386	$(14,735)	$(22,020)
Foreign currency translation adjustment	(3)	—	—
Comprehensive income (loss)	$1,383	$(14,735)	$(22,020)

RECENT ACCOUNTING PRONOUNCEMENTS.

In December 2004, the FASB issued FAS No. 123 (R), “Share-Based Payment” to replace FAS No. 123, “Accounting for Stock-Based Compensation” and APB Opinion No. 25, “Accounting for Stock Issued to Employees.” FAS No. 123 (R) requires, among other things, that all share-based payments to employees, including grants of stock options, be measured based on their grant-date fair value and recognized as expense in the financial statements effective for interim or annual periods beginning after June 15, 2005. Unless observable market prices exist, the grant-date fair value is estimated using an appropriate option-pricing model as determined by Management. Management must also make certain assumptions about employee exercise habits, forfeiture rates and select an appropriate amortization methodology for recognizing compensation expense. The Statement requires a modified prospective method of adoption. Companies may also elect to restate their previously issued financial statements to provide consistency across all periods presented under a modified retrospective method. Management believes the adoption of FAS No. 123(R) will have a material impact on the Company’s consolidated results of operations and earnings per share but has not yet determined the method of adoption that will be applied or whether adoption will result in expense amounts materially different from those currently provided under the pro forma disclosures.

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

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

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

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

RECLASSIFICATIONS. Certain amounts reported in the previous periods have been reclassified to conform to the current period presentation. As previously discussed, AdMission business unit has been sold and its operations have been reclassed to discontinued operations in all years presented. The Company also no longer reports on multiple segments having consolidated its operations into a single segment. Prior periods have been restated for comparability.

3. GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been presented in accordance with U.S. GAAP, which assume the continuity of the Company as a going concern. During the year ended December 31, 2005 and in the prior fiscal years, the Company has experienced, and continues to experience, certain issues related to cash flow and profitability. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company completed a $10 million private placement of common stock, including additional investment rights and warrants to a group of existing and new institutional investors on June 21, 2005. Management monitors the Company’s cash position carefully and evaluates its future operating cash requirements with respect to its strategy, business objectives and performance. The Company completed the sale of the AdMission business unit to AdMission Corporation in the first quarter of 2005. During the first two quarters of 2005, we incurred certain costs for accountant and lawyer fees, buyout of an equipment lease and abandonment of an operating lease as a result of the sale of the AdMission business unit. (See Note 4)

On November 18, 2005, the Company issued a press release announcing action taken to further streamline the Company's structure and reduce cost. The action taken was intended to reduce personnel costs, facility costs and expenses. As a result of these actions, the Company reduced its total headcount by 15 staff positions. A restructuring charge, of approximately $612,000 was recorded in the fourth quarter of 2005 which included $570,000 for activities associated with the Company’s operations at Oak Ridge, Tennessee as well as $42,000 associated with the previously discussed closure of the Company’s operations in California.

The Company has a limited operating history as it will operate in 2006 and upon which an evaluation of its business and prospects in 2006 may be made. In addition, the Company is subject to generally prevailing economic conditions and, as such, the Company’s operating results in 2006 will be dependent upon its ability to provide quality products and services, the success of its customers and the appropriations processes of various commercial and governmental entities. Management believes the Company will have to acquire additional working capital through financing to supplement working capital from operations to meet its funding needs for 2006. There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to the Company. If the Company is not able to raise additional funds, it may be required to significantly curtail its operations which would have an adverse effect on its financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company finished 2005 with approximately $6.34 million in cash reserves (cash and cash equivalents of $4.86 million and short-term investments of $1.48 million). Management expects to continue to make investments in the sale and marketing of new products for the security market, which may consume available cash reserves.

4. DISCONTINUED OPERATIONS

On February 11, 2005, the Company and AdMission Corporation, a privately held Delaware corporation (“AdMission”), closed the transactions under the asset purchase agreement dated January 11, 2005 between the parties (the “Asset Purchase Agreement”). Pursuant to the terms of the Asset Purchase Agreement, IPIX sold to AdMission certain of its assets (including certain patent rights and other intellectual property) and contracts relating to its IPIX AdMission business unit (the “AdMission Business”). In consideration for the sale, IPIX received 1,035,000 shares of the Series A Convertible Preferred Stock of AdMission and a warrant to purchase 200,000 shares of the Common Stock of AdMission. Additionally, AdMission assumed certain liabilities associated with the AdMission business unit. In accordance with FAS 144, the assets and liabilities related to the AdMission business were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations for each quarter and for each full year presented. The preferred stock and warrant were recorded as an asset investment in AdMission and subsequently written-down to zero. This write-down was based on Management’s assessment of the fair market value of the investment related to the carrying value of the asset which was based upon AdMission’s first quarter loss until the sale date and the marketability of the private company’s stock. The sale of assets and liabilities to AdMission consists of fixed assets of $253,000, prepaid items of $62,000 and deferred revenue of $62,000. The operating results of AdMission for 2005 were also reclassified to discontinued operations. During the first quarter of 2005, the Company incurred non-cash compensation expenses of $794 thousand associated with the acceleration of stock options related to the sale of the AdMission business unit. In connection with the Asset Purchase Agreement, IPIX and AdMission entered into a Patent Purchase, License and Repurchase Agreement dated as of February 11, 2005 which provides for the transfer to AdMission of certain patents relating to the AdMission Business, the license of those patents back to IPIX for use by IPIX in the conduct of its security sector business and certain other limited uses, and repurchase right by IPIX in the event of certain triggering events by AdMission. The patent agreement remains in effect until all of the patents transferred by the agreement expire. Patent No. 6,732,162 issued March 4, 2004 “Method of Providing Preprocessed Images for a Plurality of Internet Web Sites” expires November 15, 2019. An acquired application 09/357,836 was subsequently issued on March 17, 2005 as patent No. 6,895,557 “Web-based Media Submission Tool” expires July 21, 2019. The agreement does not provide for any payment for the license of the patents. The Company has no expectation of exercising its repurchase right of these patents as there is no present indication that the triggering event will occur. IPIX and AdMission also entered into an IPIX Trademark/Service Mark License Agreement which provides AdMission with an eighteen (18) month royalty-free, nonexclusive license to use certain IPIX marks and certain other trademarks and business brands in connection with the conduct of the AdMission Business.

On February 11, 2005, the Company entered into an AdMission Service Agreement (the Agreement) with AdMission Corporation (AdMission) under which, AdMission will provide hosting services to the Company for certain computer-based applications. The Agreement has variable pricing depending on usage with a minimum financial commitment of $10,000 per month. The Company has not in the past exceeded the usage threshold which would result in payment of fees greater than the minimum and the Company does not foresee paying more than the minimum at any point in the future.

Other than the obligation to provide AdMission with a license of certain IPIX marks and certain other trademarks and business brands pursuant to the IPIX Trademark/Service Mark License Agreement and the requirements of the foregoing Agreement, the Company has no continuing obligations to AdMission.

Net operating revenues, operating expenses and income (loss) reported in discontinued operations for the years ended December 31, 2003, 2004 and 2005 are as follows:

	FOR YEARS ENDED DECEMBER 31,
	2003	2004	2005
	(In thousands)

Revenues	$26,245	$1,116	$159
Cost of Revenues	6,540	2,304	220
Gross profit	19,705	(1,188)	(61)
Operating expenses:
Sales and marketing	3,985	1,968	908
Research and development	2,858	1,769	391
Impairment and amortization of intangibles	3,042	—	—
Total operating expenses	9,885	3,737	1,299
Income (loss) from discontinued operations before income tax	9,820	(4,925)	(1,360)
Income tax provision	(3,764)	—	—
Income (loss) from discontinued operations, net of tax	$6,056	$(4,925)	$(1,360)

5. RESTRUCTURING AND OTHER

During 2003, 2004 and 2005, the Company recorded as a separate line item in its statements of operations for restructuring charges which consist primarily of expenses associated with reductions in workforce, the consolidation of certain offices, principally lease obligations for vacated offices, as well as a write down of abandoned office equipment and leasehold improvements to net realizable values.

The Company anticipates total costs of approximately $3 million for restructuring during the entire course of its restructuring activities. In 2005, the Company incurred $2.799 million in restructuring expense are delineated in the following table.

	San Ramon	Oak Ridge	Total
Lease	$1,061	$304	$1,365
Severance	362	3	365
Information Systems Relocation		36	36
Fixed Asset Buyout	747		747
Fixed Asset Write-down		221	221
Other	59	6	65
TOTALS	$2,229	$570	$2,799

The activity in the current and long-term restructuring accruals for the years ended December 31, are as follows:

	Balance Dec.31,	Expense in	Payments/ Write-offs	Balance Dec. 31,	Expense in	Payments/	Balance Dec. 31,	Expense in	Payments/ Write-offs	Balance Dec. 31,
	2002	2003	in 2003	2003	2004	in 2004	2004	2005	in 2005	2005
(In thousands)

Severance	$500	$—	$(500)	$—	$—	$—	$—	$365	$(354)	$3
Other	549	89	(267)	371	170	(284)	257	2,434	(1,685)	1,014
Total	$1,049	$89	$(767)	$371	$170	$(284)	$257	$2,799	$(2,039)	$1,017

Of the $3.053 million on the 2005 Statement of Operations attributed to restructuring and impairment, $2.799 million is attributable to restructuring and the balance to the impairment of AdMission preferred stock.

6. BALANCE SHEET ACCOUNTS

INVENTORY

The Company’s inventory consists primarily of finished camera products and camera components. The inventory is valued at the lower of cost, or market, using the FIFO method. The table below shows the Company’s inventory mix as of December 31, 2004 and December 31, 2005:

	December 31, 2004	December 31, 2005

Components	$1,437	$1,218
Finished goods	$1,243	$1,141
Total Inventory	$2,680	$2,359
Inventory Reserve	$(346)	$(214)
Total Inventory, net	$2,334	$2,145

COMPUTER HARDWARE, SOFTWARE AND OTHER:

The components of computer hardware, software and other as of December 31 are as follows:

	2004	2005
	(In thousands)

Computer hardware and software	$1,766	$2,355
Fixtures and leasehold improvements	218	260
	1,984	2,615
Accumulated depreciation and amortization	(1,268)	(1,424)
Computer hardware, software and other, net	$716	$1,191

Computer hardware, software and other includes no assets held under capital leases at December 31, 2004 or 2005.

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

During the fourth quarter of 2003, certain events, including the end of the agreement with eBay, led the Company to perform an impairment review of goodwill. The eBay agreement ended in November 2003 and was the primary source of cash flows for the technology associated with goodwill in the AdMission reporting unit. This review indicated that goodwill was being carried at amounts in excess of the fair value based on estimated discounted future cash flows of the AdMission reporting unit. As a result, an impairment charge of $3.042 million was recorded to expense in the year ended December 31, 2003.

During 2004, the operations of the AdMission business unit were reclassified to discontinued operations (See Note 4).

ACCRUED LIABILITIES:

The following table summarizes current and long term accrued liabilities as of December 31:

	2004	2005
	(In thousands)
CURRENT
Accrued sales, franchise and other taxes	$1,202	$1,050
Accrued liabilities - trade	1,482	1,038
Accrued salaries and benefits	224	92
Accrued legal fees	133	104
Accrued vacation	213	80
Accrued restructuring	115	964
Customer deposits	7	22
Total current liabilities	3,376	3,350
Long-term restructuring	142	53
Total accrued liabilities	$3,518	$3,403

7. INCOME TAXES

The components of the Company’s net deferred tax assets (liabilities) as of December 31 are as follows:

	2004	2005
	(In thousands)
DEFERRED TAX ASSETS (LIABILITIES) CURRENT:
Financial reserves	$137	$83
Accrued expenses and deferred revenues	1,132	1,201
Other	4	8
	1,273	1,292
Valuation allowance	(1,273)	(1,292)
Net current deferred tax assets	$—	$—

	2004	2005
	(In thousands)
DEFERRED TAX ASSETS (LIABILITIES) LONG-TERM:
Net operating loss carryforwards	$ 28,628	$ 38,375
Capitalized research and development	9,407	7,808
Depreciation	327	55
Other	114	98
	38,476	46,336
Valuation allowance	(38,476)	(46,336)
Net long-term deferred tax assets (liabilities).	$ —	$ —

At December 31, 2005, the Company has approximately $86 million and $71 million of federal and state, respectively, net operating loss carryforwards, which it may use to offset future taxable income as described below. The net operating loss carryforwards, if not utilized, will begin to expire in 2009. At December 31, 2005, the Company also has approximately $13.7 million of deferred deductions related to stock option exercises. To the extent that carryforwards, when realized, relate to stock option deductions, the resulting benefits will be credited to stockholders’ equity.

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

The Company has recorded a full valuation allowance against its deferred tax assets because it believes it is more likely than not that sufficient taxable income will not be realized during the carryforward period to utilize the deferred tax asset. Realization of the future tax benefits related to the deferred tax assets is dependent upon many factors, including the Company’s ability to generate taxable income in the respective tax jurisdiction within the loss carryforward periods. For the year ended December 31, 2004 and 2005, the change in the valuation allowance was $11.387 million and $7.879 million respectively.

The Company’s 2003, 2004 and 2005 income tax provision differs from that obtained by using the U.S. statutory rate of 34% due to the following:

	For Years Ended December 31,
	2003	2004	2005
	(In thousands)

Computed “expected” tax (benefit) provision	$471	$(5,010)	$(7,487)
State income taxes, net of U.S. federal benefits	77	(805)	(1,016)
Investment in foreign subsidiaries	(8,587)	—	—
Valuation allowance changes affecting the provision for income taxes	6,906	6,099	7,785
Warrant expense	—	—	—
Permanent differences	1,133	14	15
State tax rate change	—	55	703
True up of prior year permanent items	—	(353)	—
	$—	$—	$—

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

9. STOCKHOLDERS’ EQUITY

GENERAL

On May 28, 2002 at the annual stockholders meeting, the authorized number of shares of common stock was reduced to 50,000,000 from 150,000,000. The Company’s amended and restated certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $0.001 per share, 7,421,536 shares of Class B common stock, par value $0.0001 per share and 5,001,100 shares of preferred stock, par value $0.001 per share. The board of directors is authorized, without stockholder approval, to issue up to an aggregate of 5,001,100 shares of preferred stock, $0.001 par value per share, in one or more series. Included in this amount are designated 1,100 shares of Series C redeemable preferred stock and designated 3,000,000 shares of Series B preferred stock. Each series of preferred stock may have the rights and preferences, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences that the board of directors determines. There were 290,347 and 246,867 shares of Series B preferred stock outstanding at December 31, 2004 and 2005, respectively. There were no shares of Series C preferred stock outstanding at December 31, 2004 or 2005.

Each holder of common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders, and there are no cumulative voting rights. Holders of common stock may receive dividends after all dividends that are owed have been paid to holders of preferred stock. Each holder of Class B common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders and, except as required by law, shall have voting rights and powers equal to the voting rights and powers of the common stock. There are no cumulative voting rights. Holders of Class B common stock may at any time convert Class B shares into Class A common stock, are not entitled to dividends and are not entitled to receive any assets of the corporation upon dissolution or liquidation. At December 31, 2004, no shares of Class B common stock were outstanding.

COMMON STOCK

On April 5, 2004, IPIX completed the sale of 909,090 shares of our common stock, resulting in net proceeds received of approximately $4.9 million, and additional investment rights (“AIR”) to purchase another 888,180 shares of our unregistered common stock in a private offering to accredited institutional investors (“PIPE”). The shares of common stock were sold at $5.50 per share and the shares of common stock underlying the AIR are purchasable at $6.05 per share. The AIR was exercisable until September 28, 2004, at which time all AIRs had been exercised resulting in net proceeds of $5.4 million. The common stock sold in the PIPE and from the AIRs has been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States.

During 2004, IPIX issued 2,190,632 shares of common stock upon exercise of stock options. Total proceeds from the option exercises were $5.3 million. Also, in 2004, IPIX sold 293,219 shares of common stock to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). Proceeds from these ESPP purchases were $0.4 million. As of December 31, 2004, we had collected $0.1 million for our employees’ second quarter 2005 ESPP purchases.

During 2005, IPIX issued 1,165,445 shares of common stock upon exercise of stock options. Total proceeds from the option exercises were $2.38 million. Also, in 2005, IPIX sold 90,418 shares of common stock to employees under the IPIX Employee Stock Purchase Plan (“ESPP”). Proceeds from these ESPP purchases were $.17 million. As of December 31, 2005, we have collected $21,999 for our employees’ second quarter 2006 ESPP purchases.

On June 21, 2005 IPIX completed a private placement of 4,149,376 shares of common stock, which generated net proceeds of $9.8 million. As part of the private placement, IPIX entered into a Securities Purchase Agreement (the "Purchase Agreement"), dated June 21, 2005, with Iroquois Master Fund Ltd and certain other purchasers (collectively, the "Purchasers"). Pursuant to the Purchase Agreement, IPIX sold $10,000,000 of its $0.001 par value common stock (the "Common Stock"), additional investment rights (the "AIR") and warrants (the "Warrants"). With each share of common stock purchased at $2.41, each Purchaser is entitled under the Purchase Agreement to receive an AIR to purchase 0.06 of a share of common stock and a Warrant to purchase 0.44 of a share of common stock. The exercise price for each AIR is $2.41 per share, and the exercise price of each warrant is $3.11 per share. AIRs are exercisable immediately, and Warrants may not be exercised until six months after issuance. Warrants expire four years after date of issuance. The common stock sold in the transaction and from the AIRs has been registered under the Securities Act of 1933, as amended, and may be offered or sold in the United States.

In connection with the sale and the exercise of the AIR rights, IPIX paid Olympus Securities, LLC (the "Olympus") a placement fee of $236,805. IPIX also issued to Olympus warrants to purchase 211,849 shares of common stock at an exercise price of $3.11 per share. AIRs were exercisable immediately, and Warrants could not be exercised until six months after issuance. The AIR rights were exercisable until December 22, 2005 by which time purchasers had acquired 87,596 shares of common stock with proceeds of $.2 million to the Company.

The Common Stock, AIRs and Warrants described herein were offered and sold to the Purchasers in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Purchasers is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

At December 31, 2003, there were two Tranche A warrants (“Warrant 1” and “Warrant 2”) outstanding. During 2004, Warrant 1, which entitled the holders to purchase 150,000 shares of Series B Preferred Stock at $20 per share, was exercised in full. IPIX received $3.0 million in cash from the exercise of Warrant 1 and the conversion of the underlying Series B Preferred Stock. Warrant 2 entitles the holders to purchase 100,000 shares of Series B Preferred Stock at $40 per share and is exercisable at any time before the expiration date of May 14, 2006. During 2004, 400 shares of Warrant 2 were converted into 2,914 shares of common stock. We did not receive any proceeds from this exercise. During 2004, 862,833 shares of Series B preferred shares were converted into 8,557,923 common shares. During the third quarter of 2005, 41,380 shares of Warrant 1 were converted into 381,007 shares of common stock. We did not receive any proceeds from the third quarter Warrant 1 exercise. During the fourth quarter of 2005, 2,100 shares of Warrant 1 were converted into 19,336 shares of common stock. The Company did not receive any proceeds from the fourth quarter Warrant 1 exercise. In conjunction with the Warrant 1 exercise the Company issued 22,847 shares of common stock as a result of the conversion of accumulated and unpaid dividends on the related Warrant 1 preferred shares.

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

At December 31, 2005, the Company had the potential obligation to pay holders of the Company’s Series B Preferred Stock $1,685,000 in cash dividends had they elected to convert their Series B Preferred Stock and take accrued dividends in cash. These dividends will continue to accrue until such time as the holders of the Series B Preferred Stock elect to convert at which time they have the option to take the dividends in additional shares of common stock or in cash. See the Note 9 STOCKHOLDERS’ EQUITY.

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

10. EMPLOYEE STOCK AND BENEFIT PLANS

2005 Stock Incentive Plan

In 2005, the Company authorized the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the granting of options and restricted stock awards to acquire up to 5,000,000 shares of common stock. As of December 31, 2005, the Company had not filed Form S-8 to register the shares underlying the 2005 Plan and no options are outstanding under the 2005 Plan.

2001 Equity Compensation Plan

In 2001, the Company authorized the 2001 Equity Compensation Plan (the “2001 Plan”). The 2001 Plan authorizes the granting of options and restricted stock awards to acquire up to 4,056,293 shares of common stock. As of December 31, 2005, 2,000,635 options are outstanding under the 2001 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant. The options generally vest over a one to three-year period and expire ten years from the grant date. No further options will be granted under the 2001 Plan. The remaining options not granted under the 2001 Plan were transferred to the 2005 Plan.

2000 Equity Compensation Plan

In January 2000, the Company authorized the 2000 Equity Compensation Plan (the “2000 Plan”). The 2000 Plan authorizes the granting of options and restricted stock awards to acquire up to 350,000 shares of common stock. As of December 31, 2005, 2,195 options are outstanding under the 2000 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant. The options generally vest over a two-year period and expire ten years from the grant date. No further options will be granted under the 2000 Plan. The remaining options not granted under the 2000 Plan were transferred to the 2001 Plan.

1998 Employee, Director and Consultant Stock Option Plan

During 1998, the Company authorized an Employee, Director and Consultant Stock Option Plan for a total of 238,000 common shares. The 1998 Plan became effective on January 1, 1999 once the Company was reorganized. During 1999 and 2000, an additional 579,939 and 112,403, respectively, common shares were authorized under the 1998 Plan. As of December 31, 2005, 172 options are outstanding under the 1998 Plan. Each option under the 1998 Plan allows for the purchase of common stock and expires not later than five or ten years from the date of grant, depending on the ownership of the option participants. The vesting terms of the stock options will be determined on each grant date and are generally two or three years; however, the amount of options that can be exercised per participant in any calendar year will be restricted to an aggregate fair market value of $0.1 million of the underlying common stock. No further options will be granted under the 1998 Plan. The remaining options not granted under the 1998 Plan were transferred to the 2000 Plan.

1997 Equity Compensation Plan

The Company authorized the 1997 Equity Compensation Plan, under which 410,503 shares of common stock are authorized and reserved for issuance to selected employees, officers, directors, consultants and advisors. As of December 31, 2005, 5,238 options are outstanding under the 1997 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant as estimated by common stock and convertible preferred stock transactions with third parties at or near grant dates. The options generally vest over one to three-year periods and expire five years after the respective vesting dates. No further options will be granted under the 1997 Plan. The remaining options not granted under the 1997 Plan were transferred to the 2000 Plan.

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

Employees owning greater than 10% of all voting classes of stock could receive options to purchase shares at a price not less than 110% of the fair market value for both incentive and nonqualified stock options. As of December 31, 2005, 425,100 options are outstanding under these plans. The options granted under these plans are exercisable over a maximum term of ten years from the date of grant and generally vest in various installments over a five-year period under the 1994 Plan and a four-year period under the 1996 Plan and 1997 Options Plan. No further options or restricted stock awards will be granted under the 1994, 1996, and 1997 Options Plans.

A summary of the Company’s stock option activity under all plans is as follows:

	Shares	Weighted Average of Exercise Prices	Weighted Average Grant Date Fair Value	Stock Options Exercisable	Weighted Average Exercise Price

Under option at December 31, 2002	3,219,879			2,461,247	$12.05
Options granted	1,445,500	$1.28	$1.78
Options exercised	(771,057)	$3.75
Options forfeited or expired	(594,306)	$19.12
Under option at December 31, 2003	3,300,016			1,859,632	$10.10
Options granted	2,531,500	$4.34	$1.51
Options exercised	(2,190,632)	$8.84
Options forfeited or expired	(393,264)	$5.01
Under option at December 31, 2004	3,247,620			750,643	$18.29
Options granted	2,010,000	$2.97	$2.09
Options exercised	(1,165,445)	$2.05
Options forfeited or expired	(1,658,835)	$10.57
Under option at December 31, 2005	2,433,340			621,137	$6.02

The following table summarizes information about stock options at December 31, 2005:

		Options Outstanding			Options Exercisable
		Number Outstanding	Weighted-average Remaining Contractual Life, Years	Weighted-average Exercise Price	Number Exercisable	Weighted-average Exercise Price
Range of Exercise Price

$ 1.07	$ 2.80	972,441	8.99	$ 2.28	276,483	$ 2.03
$2.93	$4.56	893,292	9.31	3.33	121,975	3.04
$5.63	$12.24	560,002	8.71	8.18	215,074	8.17
$43.38	$82.50	3,476	3.43	61.74	3,476	61.74
$123.13	$300.00	4,129	4.08	202.75	4,129	202.75
Total		2,433,340	9.03	$4.45	621,137	$6.02

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock on the enrollment date or the fair market value of the stock at the end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. As of December 31, 2005, 865,000 shares were authorized under the Plan, 575,531shares had been issued and 289,469 shares were available for issuance under the Purchase Plan.

Stock-Based Compensation

The following stock-based compensation charges are related to the acceleration of employee stock options for terminated personnel.

	For Years Ended December 31,
	2003		2004		2005
	(In thousands)

Accelerated option expense	$		$		$819
		$—		$—	$819

401(k) Plan

The Company has a 401(k) profit sharing plan, which is available to all full-time employees after six months of service and those part-time employees who have completed one thousand hours of employment during twelve consecutive months. The Company made no contributions to the plan in 2003, 2004 and 2005, respectively.

11. COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS

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

In 2001 and 2002, the Company sold certain assets totaling $2.84 million and $2.5 million, respectively, to a stockholder and agreed to leaseback those assets over a three-year period. In order to sell the assets to the stockholder during the third quarter 2001, the Company paid off the remaining payments under an existing capital lease of the assets from a third party. In 2003, the Company returned the underlying equipment, with a value of $0.9 million, associated with these lease obligations and eBay forgave the remaining balances due of $1.08 million. The resulting gain of $0.2 million was originally recognized in cost of revenues in the statement of operations because the underlying equipment was used to generate eBay service revenues.

During the quarter ended September 30, 2002, the Company sold certain assets totaling $1.6 million to an unaffiliated leasing company and agreed to leaseback those assets. The net book value and the fair value of the assets sold in these sale/leaseback transactions equaled the sale price, resulting in no gain or loss on the sale of the assets. The leases are accounted for as capital leases in accordance with SFAS 13, “Accounting for Leases.” The Company bought out the lease in the second quarter of 2005.

The Company leases certain office space, co-location space and equipment under noncancelable operating leases. Future minimum lease payments under these and other operating leases are as follows:

2006	$1,402
2007	654
2008	332
2009	335
2010	114
Thereafter	3
TOTAL	$2,840

Rental expense for operating leases was $2.7 million, $1.7 million and $0.9 million for 2003, 2004 and 2005, respectively.
On March 13, 2006, the Company agreed to terminate, effective March 8, 2006, the lease agreement it entered into on February 3, 2005 with Oak Ridge Technical Center Partners - One, L.P. The terms of the agreement to terminate included IPIX's agreement to pay Oak Ridge Technical Center Partners - One, L.P. (1) a one-time, lump-sum payment in the amount of $198,500, due and payable immediately; (2) prorated rent through March 8, 2006 - $5,606, and (3) prorated Tenant Improvement expense though March 8, 2006 - $596.

Oak Ridge Technical Center Partners - One, L.P. has agreed to: (1) act as intermediary in the sale of IPIX’s furniture to a third party for $40,000; and (2) deduct that amount from the above payments due from IPIX.

On February 11, 2005, the Company entered into an AdMission Service Agreement (the Agreement) with AdMission Corporation (AdMission) under which, AdMission will provide hosting services to the Company for certain computer-based applications. The Agreement has variable pricing depending on usage with a minimum financial commitment of $10,000 per month. The Company has not in the past exceeded the usage threshold which would result in payment of fees greater than the minimum and the Company does not foresee paying more than the minimum at any point in the future.

Mr. Crew has resigned as CFO of the Company effective April 1, 2006. On February 27, 2006, the Company entered into a separation agreement with Mr. Crew. The Company and Mr. Crew have agreed to terminate the employment agreement between the Company and Mr. Crew dated April 1, 2005 (the "Employment Agreement") effective April, 1, 2006. Under the Separation Agreement, the Company will pay any portion of Mr. Crew's base salary, vacation time, travel and business expense incurred or accrued through April 1, 2006. The Company will also pay total bonus compensation to Mr. Crew of $20,000 for the fourth quarter of 2005 and first quarter of 2006 as provided in Mr. Crew's employment agreement. In addition, the Company will pay Mr. Crew a severance payment of $200,000. Stock options to purchase up to 200,000 shares of Company common stock granted to Mr. Crew on April 1, 2005 will become fully vested on April 1, 2006, and such options must be exercised on or before June 30, 2006, at which time they will expire. For a period of six months after April 1, 2006, the Company will reimburse Mr. Crew for the amount of any premium payments for group health coverage made by Mr. Crew pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985.

CONTINGENCIES

On June 15, 2003, the Company filed an action against Mr. Ford Oxaal and his company, Minds-Eye-View, (together, “Oxaal”) in the United States District Court for the Eastern District of Tennessee. In the complaint, the Company asserted claims for patent infringement, false designation of origin, false description or representation, unfair or deceptive acts and tortious interference in connection with Oxaal’s competing software product marketed under the name “Click Away.” On August 8, 2003, Oxaal filed its answer asserting counterclaims for non-infringement, invalidity, unenforceability, breach of contract, patent misuse, Lanham Act violations and tortious interference. The Company denied all of Oxaal’s allegations. The case was stayed pending settlement negotiations, which have since terminated. On March 15, 2005, a motion was filed by the Company to vacate the stay so that the lawsuit can proceed in due course. In September, 2005, the court decided to continue the stay until the Grandeye litigation is completed.

On March 14, 2005, Grandeye, Ltd. filed suit against IPIX in the U.S. District Court for the Eastern District of Virginia, Norfolk Division, seeking a declaratory judgment that (1) its Halocam products do not infringe any valid claim of U.S. Patents No. 5,359,363 (“the ‘363 patent”), 6,603,502 B2 (“the ‘502 patent”), and Re 36,207 (“the ‘207 patent”), all three of which are owned by IPIX; (2) these three patents are invalid; and (3) these three patents are unenforceable as a result of inequitable conduct committed during prosecution of the patent applications leading to the patents. Grandeye also asserted various state law claims alleging damage to its business relationships as a result of alleged statements and conduct of IPIX. Grandeye also included in its Complaint a claim for antitrust violations but has since dismissed that antitrust claim with prejudice. IPIX has asserted substantial defenses to Grandeye’s claims and filed a counter-suit against Grandeye for infringement of the ‘363 patent, ‘502 patent, and ‘207 patent. IPIX has vigorously defended, and continues to defend, its positions. IPIX has filed a motion seeking summary judgment as to Grandeye’s state law claims, and Grandeye has filed a motion seeking a summary judgment that its Halocam SP products do not infringe any claims of the ‘363 patent, ‘502 patent, or ‘207 patent. The parties have opposed each other’s motions and the parties’ arguments regarding both summary judgment motions were heard by the Court on January 18, 2006. The Court held a hearing during the period November 7-10, 2005, at which the parties presented their positions regarding the proper construction of the terms in the patents’ claims. The Court has vacated the trial date in the case, and stayed all proceedings for 90 days, so that it can review and decide the parties’ cross motions for summary judgment. The Court indicated that it should have a written decision on these motions at the end of the 90 day stay period.

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

Like many companies whose success is dependent on emerging technologies and intellectual property, the Company is subject to potential technology related claims such as product state-of-the-art technology and associated marketability. The Company may be subject to claims from distributors and others regarding their purchases from the Company related to subsequent technological advances and the associated market price considerations. The Company is not currently a party to any other legal proceedings, the adverse outcome of which, individually or in the aggregate, is believed could have a material adverse effect on the business, financial condition, results of operations or cash flows of the Company.

INDEMNIFICATION PROVISIONS

During the ordinary course of business, in certain limited circumstances, the Company includes indemnification provisions within certain of its contracts. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to the Company’s products and services. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, “Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45.” To determine the amount of indemnification liability to accrue, a probability analysis of potential outcomes based on past claims and cost incurred is performed. To date, there have not been any costs incurred in connection with such indemnification clauses; therefore, there is no accrual of such amounts at December 31, 2005. Our insurance policies do not cover the cost of patent infringement claim defense so if a claim was filed against the Company or any party we indemnify, we would incur legal costs to vigorously defend our patents. Under FAS No. 5, “Loss Contingencies,” a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At December 31, 2005, no such amounts are accrued.

OFF BALANCE SHEET ARRANGEMENTS

At December 31, 2005, the Company had the potential obligation to pay holders of the Company’s Series B Preferred Stock $1,685,000 in cash dividends had they elected to convert their Series B Preferred Stock and take accrued dividends in cash. These dividends will continue to accrue until such time as the holders of the Series B Preferred Stock elect to convert at which time they have the option to take the dividends in additional shares of common stock or in cash. See the Note 9 STOCKHOLDERS’ EQUITY.

12. WARRANTS

The Company has from time to time issued warrants to purchase equity securities. As of December 31, 2005, all outstanding warrants are exercisable. The following tables summarize warrants outstanding at December 31, 2005:

	Date	Expiration		Exercise
	of Grant	Date	Shares	Price

Common stock	1/6/2000	1/5/2009	20,000	154.70

Series B Preferred Stock
Warrant 2	5/14/2001	5/14/2006	99,600	$40.00
Equivalent to common shares	9.21
Total common shares			917,067	$4.34

PIPE Warrants
First two tranches	6/21/2005	6/21/2009	2,033,194	$3.11
Second tranche	12/21/2005	6/21/2009	4,380	$3.11
Total Common Shares			2,037,574	$3.11

The Company has filed, and maintains effective, a registration statement on Form S-3 for the number of shares of Common Stock issuable upon exercise of the Series B Preferred Stock warrants and warrants issued in connection with the 2004 and 2005 PIPE.

13. REVENUES BY GEOGRAPHIC AREA

After reclassification of the AdMission business unit to discontinued operations in 2004, the Company had two reportable segments. The accounting policies of the segments were the same as those of the Company. In 2005, management determined that segment reporting was no longer appropriate given the restructuring of the business, the elimination of foreign subsidiaries, etc.

Revenues by geographic area are as follows:

	FOR YEARS ENDED DECEMBER 31,
	2003	2004	2005
REVENUES:		(In thousands)
United States	$2,012	$2,241	$4,025
Japan/Pacific Rim	29	—	163
Europe	122	1,603	1,001
Other foreign countries	431	20	210
TOTAL	$2,594	$3,864	$5,399

Long-lived asset information by geographic area is as follows:
	AS OF DECEMBER 31,
	2003	2004	2005
		(In thousands)
LONG-LIVED ASSETS:
Foreign	$—	$—	$—
United States	1,578	716	1,191
	$1,578	$716	$1,191

Foreign revenues include sales made to customers outside the United States including foreign domiciled, unaffiliated distributors.

14. RELATED PARTY TRANSACTIONS

TRANSACTIONS WITH EBAY, INC.

Pursuant to an agreement dated April 19, 2000, as amended, the Company provided to eBay, Inc., which beneficially owned more than 10% of the Company’s common stock, image management services to eBay’s on-line auction Web sites. Pursuant to that agreement, the Company issued eBay a warrant to purchase 60,000 shares of common stock at an exercise price of $203.80 per share. The warrant expired on October 14, 2004. Under this agreement, as amended, the Company generated revenue of $25.1 million for the year ended December 31, 2003. As announced in June 2003, the Company amended the then current commercial agreement with eBay to include a one-time $8.0 million license fee from eBay for IPIX Rimfire technology and other services. Subsequent to 2003, the Company no longer provides any products or services to eBay.

During April 2000, the Company entered into an agreement to provide visual content services to eBay under which the Company was to pay marketing fees to eBay of $16.0 million over a two-year period. As of September 26, 2001, the Company had paid $9.5 million of the $16.0 million commitment and agreed to extend the additional $6.5 million of payments through September 2003. In accordance with EITF 01-09, $1.5 million of these fees was offset against revenue which amount represented the excess over the fair value of the benefit received during the year ended December 31, 2003.

In 2001 and 2002, the Company sold to eBay, and eBay leased back to the Company, certain computer equipment utilized to provide image management services to eBay and other customers. The purchase price for the equipment was approximately $5.3 million. The transactions resulted in no gain or loss to the Company. In 2003, the Company paid eBay $2.0 million, pursuant to these lease schedules. In 2003, the Company returned the underlying equipment, with a net carrying amount of $0.9 million, associated with these lease obligations and eBay forgave the remaining balances due of $1.1 million. The resulting gain of $0.2 million was recognized in cost of revenues in the statement of operations because the underlying equipment was used to generate eBay service revenues.

15. SUBSEQUENT EVENTS

PERSONNEL

Mr. Crew has resigned as CFO of the Company effective April 1, 2006. On February 27, 2006, the Company entered into a separation agreement with Mr. Crew. The Company and Mr. Crew have agreed to terminate the employment agreement between the Company and Mr. Crew dated April 1, 2005 (the "Employment Agreement") effective April, 1, 2006. Under the Separation Agreement, the Company will pay any portion of Mr. Crew's base salary, vacation time, travel and business expense incurred or accrued through April 1, 2006. The Company will also pay total bonus compensation to Mr. Crew of $20,000 for the fourth quarter of 2005 and first quarter of 2006 as provided in Mr. Crew's employment agreement. In addition, the Company will pay Mr. Crew a severance payment of $200,000. Stock options to purchase up to 200,000 shares of Company common stock granted to Mr. Crew on April 1, 2005 will become fully vested on April 1, 2006, and such options must be exercised on or before June 30, 2006, at which time they will expire. For a period of six months after April 1, 2006, the Company will reimburse Mr. Crew for the amount of any premium payments for group health coverage made by Mr. Crew pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985.

The Company has commenced a search for a replacement for Mr. Crew and intends to appoint a successor as soon as practicable.

FACILITIES

On March 13, 2006, the Company agreed to terminate, effective March 8, 2006, the lease agreement it entered into on February 3, 2005 with Oak Ridge Technical Center Partners - One, L.P. The terms of the agreement to terminate included IPIX's agreement to pay Oak Ridge Technical Center Partners - One, L.P. (1) a one-time, lump-sum payment in the amount of $198,500, due and payable immediately; (2) prorated rent through March 8, 2006 - $5,606, and (3) prorated Tenant Improvement expense though March 8, 2006 - $596.

Oak Ridge Technical Center Partners - One, L.P. has agreed to: (1) act as intermediary in the sale of IPIX’s furniture to a third party for $40,000; and (2) deduct that amount from the above payments due from IPIX.

QUARTERLY INFORMATION (unaudited)

		For the quarters ended
	Total	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
FISCAL YEAR 2005:
Revenue	$5,399	$668	$1,433	$1,498	$1,800
Gross profit	1,814	302	677	385	450
Loss from continuing operations after income taxes(1)	(20,660)	(4,521)	(5,989)	(5,187)	(4,963)
Net loss available for common stockholders(1)	$(22,459)	$(5,996)	$(6,105)	$(5,287)	$(5,071)
Loss from continuing operations per common share(1):
Basic	(0.85)	(0.21)	(0.26)	(0.20)	(0.18)
Diluted	(0.85)	(0.21)	(0.26)	(0.20)	(0.18)
Net loss per common share(1):
Basic	(0.91)	(0.27)	(0.27)	(0.20)	(0.18)
Diluted	$(0.91)	$(0.27)	$(0.27)	$(0.20)	$(0.18)

FISCAL YEAR 2004:

Revenue	$3,864	$476	$1,013	$1,466	$909
Gross profit	1,338	179	428	638	93
Loss from continuing operations after income taxes(1)	(9,810)	(1,804)	(2,064)	(2,264)	(3,678)
Net loss available for common stockholders(1)	$(15,609)	$(3,610)	$(3,627)	$(3,554)	$(4,818)
Loss from continuing operations per common share(1):
Basic	(0.65)	(0.25)	(0.14)	(0.12)	(0.18)
Diluted	(0.65)	(0.25)	(0.14)	(0.12)	(0.18)
Net loss per common share(1):
Basic	(0.95)	(0.41)	(0.23)	(0.18)	(0.22)
Diluted	$(0.95)	$(0.41)	$(0.23)	$(0.18)	$(0.22)

(1)      The sum of the quarterly income (loss) and income (loss) per common share amounts may differ from annual loss and annual loss per common share because of the differences in the weighted average number of common shares and dilutive potential shares used in the quarterly and annual computations and rounding.