Form 10-K/A
IPIX CORP
filed 2006-05-01
CIK 1088022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
    YES  X NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
    YES  X NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X YES   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer / / Accelerated filer / X / Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     YES  X NO

At June 30, 2005, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $65.9 million.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of March 1, 2006 was 27,483,874.

EXPLANATORY NOTE:

This amendment on Form 10-K/A (Amendment No. 1) amends our annual report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission on March 22, 2006, and is being filed to include the information required by Part III of Form 10-K. The information required by Items 10-14 of Part III are no longer being incorporated by reference to our Proxy Statement. This amendment is not intended to update other information presented in this annual report as originally filed.

PART III
Item 10. Directors and Executive Officers of the Registrant.

Directors

Our Board of Directors (the “Board”) currently consists of six directors. Set forth below are the names of each current member of our Board, their ages, the year in which each first became a director and their principal occupations and business experience during the past five years.

Name	Age	First Year Elected a Director	Position(s) with the Company
Clara M. Conti	44	2004	President, Chief Executive Officer and Director
David M. Wilds	65	2001	Chairman
Michael D. Easterly	59	2000	Director
James H. Hunt	55	2005	Director
Laban P. Jackson	63	2000	Director
Andrew P. Seamons	36	2002	Director

The principal occupations and qualifications of each director are as follows:

Clara M. Conti has been a director of IPIX since September 2004. Ms. Conti has been our President and Chief Executive Officer since September 2004. Prior to joining IPIX, Ms. Conti was President and Chief Executive Officer of ObjectVideo, Inc. from 2001 to January 2004. ObjectVideo is a video security business headquartered in Reston, Virginia. From 2000 to 2001, Ms. Conti was Vice President of eBusiness Solutions for DynCorp, an information technology and outsourcing company headquartered in Reston, Virginia. Prior to joining DynCorp, Ms. Conti was President and Chief Executive Officer of Aurora Enterprise Solutions, a business to business internet security products and services firm headquartered in Reston, Virginia. Ms. Conti is a graduate of the University of South Alabama.

David M. Wilds has been a director of IPIX since September 2001 and has been chairman of the board of IPIX since January 2002. Mr. Wilds currently serves as managing partner of First Avenue Partners, L.P., a private equity partnership, a position he has held since 1998. From 1995 to 1998, Mr. Wilds was president of Nelson Capital Partners III, L.P., a merchant banking company. From 1990 to 1995, Mr. Wilds served as chairman of the board of Cumberland Health Systems, Inc., an owner and operator of psychiatric hospitals. Mr. Wilds is a director of Dollar General Corporation. Mr. Wilds holds a bachelor’s of arts degree from Vanderbilt University and a master’s degree in business administration from Emory University.

Michael D. Easterly has been a director of IPIX since January 2000. Mr. Easterly served as a director of Interactive Pictures Corporation from December 1999 to January 2000. Since 1994, Mr. Easterly has been chairman and is Chief Executive Officer of Legacy Investment Group, Inc. and its broker-dealer subsidiary, Legacy Securities Corporation. Mr. Easterly is also chairman and chief manager of Legacy Lodging, L.L.C. Mr. Easterly is a member of the board of governors of The Wellington Group, LLC, a developer and operator of assisted living facilities and is a trustee and officer of Georgia State University Foundation. Mr. Easterly holds a bachelor’s of science degree from the University of Tennessee and a master’s degree in business administration from Georgia State University.

James H. Hunt has been a director of IPIX since July 2005.  A seasoned executive in the technology market, Mr. Hunt served as president of Cap Gemini Technologies, LLC, a wholly-owned subsidiary of Cap Gemini Ernst & Young from 2002 to 2005.  Prior to his work at Cap Gemini, he founded EYT Incorporated (formerly Ernst & Young Technologies) where he served as president and chief executive officer from 1996-2002.  Mr. Hunt was the managing director for systems integration at Price Waterhouse. Previously, he founded BDS, Incorporated, a computer systems firm focused on the federal marketplace and he served as the company’s president and chief executive officer from 1981-1992.  Prior to entering the private sector, Mr. Hunt worked for the United States government as an intelligence officer.  He serves on the board of several private technology firms, and teaches a course at Georgetown University’s School of Business.

Laban P. Jackson, Jr. has been a director of IPIX since January 2000. Mr. Jackson served as a director of Interactive Pictures Corporation from January 1989 until January 2000. Since January 1989, Mr. Jackson has served as chairman of Clear Creek Properties, a real estate development company. Mr. Jackson is a director and serves on the Audit Committee of JPMorgan Chase & Co. and is a director of Home Depot, Inc. and Gulf Stream Home and Garden, Inc. Mr. Jackson is a graduate of the United States Military Academy.

Andrew P. Seamons has been a director of IPIX since January 2002. Since October 2002, Mr. Seamons has been a partner of Pittco Capital Partners, a private investment firm. From September 2000 to October 2002, Mr. Seamons served as a partner of Paradigm Capital Partners, LLC. From October 1999 to September 2000, Mr. Seamons served as a vice president of Lending Tree, Inc., a North Carolina based Internet lending marketplace, where he served as general manager for that company’s business to business services organization. From July 1992 to October 1999, Mr. Seamons was a management consultant at McKinsey & Company. Mr. Seamons also serves on the Board of Directors of Memphis Networx, a Paradigm portfolio company and LaneScan, LLC and Caboodles LLC, both Pittco Capital Partners portfolio companies. Mr. Seamons holds a master’s degree in business administration from the Harvard Business School and a bachelor’s of science degree in electrical engineering from Duke University.

Executive Officer

The following is a list of our current executive officer and her principal position:

Name	Age	Position	In Current Position Since
Clara M. Conti	44	President, Chief Executive Officer and Director	September 2004

Section 16(a) Beneficial Ownership Reporting Compliance

The federal securities laws require our directors and executive officers and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our securities. Due to the complexity of the reporting rules, we have instituted procedures to assist our officers and directors with these obligations. Based solely on our review of the copies of these forms received by us or representations from certain reporting persons, we believe that during fiscal 2005 each of our directors, officers and 10% Holders filed all of their respective reports pursuant to Section 16(a) on a timely basis.

Audit Committee

The Audit Committee of the Board of Directors assists the board in fulfilling its oversight responsibility relating to (i) the integrity of our financial statements and financial reporting process; (ii) our systems of internal accounting and financial controls; (iii) the annual independent audit of our financial statements, the engagement of the independent auditors and the evaluation of the independent auditor’s qualifications, independence and performance; and (iv) the fulfillment of other responsibilities set out in its charter. The Audit Committee consists of three directors. In 2005, the Audit Committee consisted of Messrs. Easterly, Jackson and Seamons. Messrs. Easterly, Jackson and Seamons are independent as defined in the NASD’s listing standards and meet the independence criteria set forth in the rules of the SEC. Our Board of Directors has determined that one member of the Audit Committee, Mr. Seamons, is an Audit Committee financial expert as defined in the SEC’s regulations.

Code of Conduct and Ethics

We have adopted a Code of Ethics that applies to our Chief Executive Officer, the Chief Financial Officer and senior financial officers and a Code of Conduct and Ethics that applies to all employees, directors and officers. The Code of Ethics and the Code of Conduct and Ethics were filed with our 10-K on March 30, 2004, a copy of which can be obtained at www.ipix.com. The Code of Ethics may be waived for any covered person only by the Board of Directors. The Board of Directors has no present intention to permit any waiver of the Code of Ethics or the Code of Conduct and Ethics for any covered person.

Item 11. Executive Compensation.

The table below sets forth summary compensation information for each of the last three fiscal years with regard to each person who served as our Chief Executive Officer during 2005 and each other of our executive officers as of December 31, 2005 and certain individuals who served as executive officers during a part of 2005, whose aggregate cash compensation exceeded $100,000 at the end of 2005 (collectively referred to as the “Named Executive Officers”).

Summary Compensation Table

	Annual Compensation				Long Term Compensation
Name and Principal Postion	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options	All Other Compensation ($)

Clara M. Conti	2005	275,000	-	49,229 (1)	-	100,000	-
President and Chief Executive Officer	2004	80,208	-	175 (2)	-	500,000	-

Kara Brand (3)	2005	74,848	117,500	316 (2)	-	-	75,000 (4)
Former CFO	2004	150,000	8,941	690 (2)	-	30,000	-
	2003	150,000	15,000	690 (2)	-	25,000	-

Charles A. Crew (5)	2005	150,000	10,000	2,195 (2)	-	250,000	-
Executive Vice President and CFO

Geoffrey Egnal (6)	2005	135,227	15,938	220 (2)	-	150,000	-
Chief Technology Officer

Jean Watterson (7)	2005	148,390	21,905	459 (2)	-	20,000	-
VP Marketing	2004	18,791	0	34 (2)	-	30,000	-

(1)
This amount includes $600 of life insurance premiums and $48,629 in reimbursements of business expenses for the purchase of certain apparel, marketing and trade show materials accounted for as compensation.

(2)	This amount includes taxable income to the named executive for life insurance premiums we paid on behalf of the named executive
(3)	Ms. Brand resigned as Interim CFO effective May 13, 2005.
(4)	This amount includes severance payments made to Ms. Brand.
(5)	Mr. Crew joined IPIX on April 1, 2005. Mr. Crew and IPIX entered into a Separation Agreement effective April 1, 2006.
(6)	Mr. Egnal joined IPIX on March 15, 2005.
(7)	Ms. Watterson resigned as VP Marketing effective January 13, 2006.

The table below sets forth information regarding stock option holdings held by the named officers as of December 31, 2005.

Stock Option Grants in the Fiscal Year ended December 31, 2005

	Number of Securities Underlying Option Granted	Percentage of Total Options Granted to Employees in Fiscal 2005	Exercise or Base Price ($/Share)	Expiration Date	Potential Realizable Value At Assumed Annual Rates of Stock Price Appreication for Option Term (1)
					5% ($)	10% ($)

Clara Conti	100,000	6.20%	$ 3.05	3/28/15	$ 191,813	$ 486,091
Kara Brand	-	-	$ -	-	$ -	$ -
Charles Crew	250,000	15.50%	$ 2.58	4/1/15	$ 162,255	$ 411,186
Geoffrey Egnal	150,000	9.30%	$ 3.46	3/15/15	$ 305,598	$ 639,435
Jean Watterson	-	-	$ -	-	$ -	$ -
(1)    Assumes increases in the fair market value of the common stock of 5% and 10% per year from the exercise price over the terms of the options in compliance with the rules and regulations of the Securities and Exchange Commission, and does not represent our estimate or projection of the future value of the common stock. The actual value realized may be greater or less than the potential realizable values presented in the table.

Stock Option Exercise and Values for Fiscal Year ended December 31, 2005
	Shares Acquired on	Value	Number of Shares Underlying Unexercised Options		Value of Unexercised In-the-Money Options
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Clara Conti (1)	-	$-	199,547	400,453	$-	$-
Kara Brand	29,375	$68,464	-	-	$-	$-
Charles Crew (1)	-	$-	-	250,000	$-	$-
Geoffrey Egnal (1)	-	$-	-	150,000	$-	$-
Jean Watterson (1)	-	$-	10,000	10,000	$-	$-

(1)	These officers did not exercise options in 2005.

Employment and Separation Agreements

We have an employment agreement with Clara M. Conti in order to assure her continued service. Mr. Crew and Ms. Brand no longer serve as executive of IPIX and have entered into the severance agreements described below.

Clara M. Conti. IPIX entered into an employment agreement with Ms. Conti effective as of September 16, 2004 which contains the terms of Ms. Conti’s employment with IPIX. The employment agreement provides that Ms. Conti will serve as president and Chief Executive Officer of IPIX until such time as either IPIX or Ms. Conti terminates the employment agreement. The employment agreement provides that Ms. Conti will receive a base salary of $275,000 per year and will be entitled to such bonus as the Board may determine. We may terminate Ms. Conti’s employment agreement with or without cause; however, if we terminate the agreement without cause, or if Ms. Conti resigns for good reason, she is entitled to a severance payment equal to six (6) months of her annual base salary. In the event Ms. Conti is terminated without cause or resigns for good reason within two (2) years of a change of control, Ms. Conti is entitled to payment of six (6) months of her annual salary within ten (10) days of the change of control.

Charles A. Crew. Mr. Crew resigned as CFO of the Company effective April 1, 2006. On February 27, 2006, the Company entered into a separation agreement with Mr. Crew. Under the Separation Agreement, the Company paid Mr. Crew's base salary, vacation time, travel and business expense incurred or accrued through April 1, 2006. The Company also paid total bonus compensation to Mr. Crew of $20,000 for the fourth quarter of 2005 and first quarter of 2006 as provided in Mr. Crew's employment agreement. In addition, the Company paid Mr. Crew a severance payment of $200,000. Stock options to purchase up to 200,000 shares of Company common stock granted to Mr. Crew on April 1, 2005 vested on April 1, 2006, and such options must be exercised on or before June 30, 2006, at which time they will expire. For a period of six months after April 1, 2006, the Company will reimburse Mr. Crew for the amount of any premium payments for group health coverage made by Mr. Crew pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985.

Kara Brand. Ms. Brand resigned as Interim Chief Financial Officer, Treasurer and Secretary of the Company effective April 1, 2005. Pursuant to a letter agreement dated October 25, 2004, which was entered into prior to Ms. Brand's election as the Company's interim Chief Financial Officer, the Company paid Ms. Brand a bonus equal to $37,500 and a severance payment equal to $75,000. Additionally, pursuant to a letter agreement dated March 29, 2005, Ms. Brand received a bonus in an amount equal to (i) $20,000 in consideration of the successful completion of the Company's ongoing Sarbanes-Oxley Section 404 compliance implementation project and (ii) $60,000 for the successful completion of Ms. Brand's service as Chief Financial Officer.

Director Compensation

Directors do not receive cash compensation for their service as members of the Board of Directors, although they are reimbursed for expenses in connection with attendance at board and committee meetings.

Additional compensation is not provided for committee participation or special assignments of the Board of Directors. Each of our outside directors received an option to purchase 27,500 shares of our common stock in 2001, an option to purchase 25,000 shares of our common stock in 2003 and an option to purchase 80,000 shares of our common stock in 2005. We did not grant options to our directors in 2002 or 2004. The exercise price of the options is the fair market value of the common stock on the date of grant, and each option has a term of ten years and becomes exercisable within two years. From time to time, our directors may receive additional grants of options to purchase common stock.

Compensation Committee Interlocks and Insider Participation

Messrs. Easterly, Hunt, Seamons and Wilds served during fiscal year 2005 as members of the Compensation Committee of the Board of Directors. None of these persons are or have been an officer or employee of ours. None of our executive officers have served as a director or member of the Compensation Committee of any other entity whose executive officers served on our Board of Directors or Compensation Committee.

Report of the Compensation Committee on Executive Compensation

The following is a report of the Compensation Committee of the Board of Directors describing the compensation policies applicable to our executive officers during the fiscal year ended December 31, 2005. The Compensation Committee is responsible for establishing and monitoring our general compensation policies and compensation plans, as well as the specific compensation levels for executive officers. It also makes recommendations to the Board of Directors concerning the granting of awards under our stock plans.

For the fiscal year ended December 31, 2005, the process utilized by the Compensation Committee in determining executive compensation levels was based on competitive salary survey data previously obtained from Watson Wyatt, an independent compensation consulting firm and the subjective judgment of the Compensation Committee. Among the factors considered by the Compensation Committee were the recommendations of the Chief Executive Officer with respect to the compensation of our key executive officers. However, the Compensation Committee made the final compensation decisions concerning those officers.

General Compensation Policy

Our compensation policy is designed to attract and retain qualified key executives critical to our growth and long-term success. It is the objective of the board to have a portion of each executive’s compensation contingent upon our financial performance as well as upon the individual’s personal performance. Accordingly, each executive officer’s compensation package is comprised of three elements: (i) base salary which reflects individual performance and expertise, (ii) variable bonus awards payable in cash and tied to the achievement of certain performance goals that the board establishes from time to time and (iii) long-term stock-based incentive awards which are designed to strengthen the mutuality of interests between the executive officers and our stockholders.

The summary below describes in more detail the factors which we consider in establishing each of the three primary components of the compensation package provided to the executive officers.

Base Salary

The level of base salary is established primarily on the basis of the individual’s qualifications and relevant experience, the strategic goals for which he or she has responsibility, the compensation levels at companies which compete with us for business and executive talent and the incentives necessary to attract and retain qualified management. Base salary may be adjusted each year to take into account the individual’s performance and to maintain a competitive salary structure.

Cash-Based Incentive Compensation

Cash bonuses are awarded to executive officers based upon a performance based plan measured by their success in achieving designated individual goals and our success in achieving specific Company-wide goals, such as revenue growth, revenue diversification, earnings growth, expense reduction and improved gross margins.

Long-Term Incentive Compensation

We have utilized our stock option plans to provide executives and other key employees with incentives to maximize long-term stockholder value. Awards under these plans take the form of stock options, restricted stock awards and stock purchase rights designed to give the recipient a significant equity stake in the Company and thereby closely align his or her interests with those of our stockholders. Factors considered in making such awards include the individual’s position, his or her performance and responsibilities as well as industry practices and standards. Long-term incentives granted in prior years and existing level of stock ownership are also taken into consideration.

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

Compensation of the Chief Executive Officer

Clara M. Conti was appointed our Chief Executive Officer in October 2004. The Compensation Committee determined Ms. Conti’s base salary after evaluating a number of factors, including Ms. Conti’s previous salary, salaries of chief executive officers of other public companies of similar size in the industry and Ms. Conti’s performance in general. Ms. Conti’s base salary in 2005 was $275,000. We did not pay Ms. Conti any cash bonuses in 2005. Her 2005 Compensation did include the cost of certain corporate apparel used at trade shows.

Deductibility of Executive Compensation

The Compensation Committee has considered the impact of Section 162(m) of the Internal Revenue Code adopted under the Omnibus Budget Reconciliation Act of 1993, which section disallows a deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for the Chief Executive Officer and four other most highly compensated executive officers, respectively, unless such compensation meets the requirements for the “performance-based” exception to Section 162(m). As the cash compensation paid by us to each of our executive officers is expected to be below $1 million and the Compensation Committee believes that options granted under our stock option plans to these officers will meet the requirements for qualifying as performance-based, the Compensation Committee believes that Section 162(m) will not affect the tax deductions available to us with respect to the compensation of our executive officers. It is the Compensation Committee’s policy to qualify, to the extent reasonable, our executive officers’ compensation for deductibility under applicable tax law. However, we may from time to time pay compensation to our executive officers that may not be deductible.

Compensation Committee,

Michael D. Easterly
James H. Hunt
Andrew P. Seamons
David M. Wilds

Performance Graph

The graph below compares our performance since our initial public offering with the performance of the Nasdaq index and the ISDEX, an index featuring 50 publicly traded Internet companies with representation from twelve Internet sectors. It reflects an investment of $100.00 on August 25, 1999, the day our stock became publicly traded.

Total Return Analysis December 31,
	2000	2001	2002	2003	2004	2005
IPIX Corporation	$ 100.00	$ 21.78	$ 10.84	$ 18.17	$ 59.87	$ 17.13
S&P 500 Information Technology	$ 100.00	$ 74.15	$ 46.42	$ 68.25	$ 70.00	$ 70.69
Nasdaq Composite	$ 100.00	$ 78.95	$ 54.06	$ 81.09	$ 88.06	$ 89.27

Source: CTA Public Relations www.ctapr.com (303) 665-4200. Data is from BRIDGE Information Systems, Inc.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Beneficial Ownership of IPIX Common Stock of Principal Stockholders, Directors and Management

The table below shows the amount of our common stock beneficially owned by (a) each stockholder known to our management to be the beneficial owner of more than 5% of the outstanding shares of our common stock, (b) each of our directors and named executive officers and (c) all current directors and executive officers as a group. Unless otherwise stated, the address for each person in the table is 12120 Sunset Hills Road, Suite 410, Reston, Virginia 20190.

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the shares. To our knowledge, except under applicable community property laws or as otherwise indicated, the persons named in the table have sole voting and sole investment control with regard to all shares beneficially owned. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of our common stock underlying options or warrants exercisable within 60 days of April 1, 2006, but excludes shares of common stock underlying options held by other persons. We are presenting ownership information as of April 1, 2006.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares (%) (12)

Clara M. Conti	278,268	(1)	1.00%
Kara Brand 59 Tost Court Crockett, CA 94525	30,156	(2)	*
Charles A. Crew 52 N. Orchard Way Potomac, MD 20854	200,000	(3)	*
Geoffrey Egnal	50,000	(4)	*
Jean Watterson 1934 Sagewood Lane Reston, VA 20191	4,019	(5)	*
Michael D. Easterly	76,450	(6)	*
James H. Hunt	20,000	(7)	*
Laban P. Jackson, Jr.	137,500	(8)	*
Andrew P. Seamons	107,996	(9)	*
David M. Wilds	160,096	(10)	*
All directors, executive officers and former executive officers as a group (10) persons	1,064,485	(11)	3.70%

*	Less than one percent
(1)	Ms. Clara M. Conti’s number of shares beneficially owned includes 270,692 shares of common stock issuable upon the exercise of stock options.
(2)	Ms. Kara Brand’s number of shares beneficially owned consists of common stock.
(3)	Mr. Charles A. Crew’s number of shares beneficially owned includes 200,000 shares of common stock issuable upon the exercise of stock options.
(4)	Mr. Geoffrey Egnal’s number of shares beneficially owned includes 50,000 shares of common stock issuable upon the exercise of stock options.
(5)	Ms. Jean Watterson’s number of shares beneficially owned consists of common stock.
(6)	Mr. Michael D. Easterly’s number of shares beneficially owned includes 76,450 shares of common stock issuable upon the exercise of stock options.
(7)	Mr. James H. Hunt’s number of shares beneficially owned includes 20,000 shares of common stock issuable upon the exercise of stock options.
(8)	Mr. Laban P. Jackson, Jr., number of shares beneficially owned includes 92,500 shares of common stock issuable upon the exercise of stock options.
(9)	Mr. Andrew P. Seamons number of shares beneficially owned includes 92,500 shares of common stock issuable upon the exercise of stock options and 15,496 shares of common stock issuable upon the conversion of Series B Preferred Stock warrants.
(10)	Mr. David M. Wilds number of shares beneficially owned includes 6,250 shares of common stock directly held, 40,000 shares of common stock issuable upon the exercise of stock options and 113,556 shares of common stock issuable upon the conversion of Series B Preferred Stock.
(11)	Includes 809,542 shares of common stock issuable upon the exercise of stock options, 113,556 shares of common stock issuable upon the conversion of Series B Preferred Stock and 15,496 shares of common stock issuable upon the conversion of Series B Preferred Stock Warrants.
(12)	The percentage of outstanding shares beneficially owned by each person is calculated based on the 27,483,874 outstanding common shares as of April 1, 2006, plus the shares that such person has the right to acquire as of April 1, 2006 or within 60 days thereafter upon the exercise of conversion rights and options.

The table below sets forth information relating to our shareholder approved compensation plans as of the end of 2005:

Plan Category	Number of securities to be issued upon exercises of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Securities remaining available for future issuance (excluding securities in column (a))
	(a)	(b)	(c)
2005 Stock Incentive Plan	—	—	5,000,000
2001 Equity Compensation	2,000,635	$4.31	—
2000 Equity Compensation	2,195	$101.59	—
1998 Employee, Director and Consultant Stock Option	172	$300.00	—
1997 Equity Compensation	5,238	$148.38	—
Prior option plans	425,100	$2.70	—
Employee Stock Purchase	—	—	289,469
Total	2,433,340	$4.45	5,289,469

Item 13. Certain Relationships and Related Transactions.

On February 11, 2005, we sold to AdMission Corporation certain of our assets (including certain patent rights and other intellectual property) and contracts relating to our AdMission business unit. In consideration for the sale, we received 1,035,000 shares of the Series A Convertible Preferred Stock of AdMission and a warrant to purchase 200,000 shares of the Common Stock of AdMission. Additionally, AdMission assumed certain liabilities associated with the AdMission business unit. Sarah Pate, IPIX’s former Executive Vice President and General Manager of IPIX AdMission, is the President and Chief Executive Officer of AdMission and an investor of AdMission.

Item 14. Principal Accountant Fees and Services.

The following summary discloses all of the fees billed by AM and PWC during 2004 and 2003 for the following services:

Fees	2005		2004
	AM	PWC	AM	PWC
Audit Fees	$246,531	$-	$120,000	$37,000
Audit Related Fees	93,340	84,250	316,000	-
Other Fees
Tax Compliance Fees	-	48,000	-	53,000
All Other Fees	36,194	16,250	-	32,000
Totals	$376,065	$148,500	$436,000	$122,000

In the above information, in accordance with SEC definitions and rules, “audit fees” are fees billed by PWC or AM to IPIX for professional services for the audit of IPIX’s consolidated financial statements, included in Form 10-K and review of financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees billed by PWC or AM for assurance and related services, primarily audits of 401(k) benefit plans, that are reasonably related to the performance of the audit or review of IPIX’s financial statements; and “tax fees” are fees billed by PWC for tax compliance, tax advice, and tax planning.

Engagement Policies

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services provided by our independent auditor. Under this policy, any audit or non-audit service performed by the independent auditor must receive either specific or general pre-approval by the Audit Committee. Specific pre-approval is the action whereby the Audit Committee explicitly pre-approves the engagement of the independent auditor to perform specific audit or non-audit services. General pre-approval entails the pre-approval of the engagement of the independent auditor to perform services pursuant to pre-approval policies and procedures established by the Audit Committee that are detailed as to the specific types of services so pre-approved. Any service performed by the independent auditor that exceeds its pre-approved fee level must receive specific pre-approval by the Audit Committee. All of the services provided by PWC and AM during 2005 were approved by the Audit Committee pursuant to this policy.

PART IV
Item 15. Exhibits and Financial Statement Schedules.

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

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officers (incorporated by reference to Form 10-K filed with the Commission on March 30, 2004)
14.2	Code of Business Conduct and Ethics (incorporated by reference to Form 10-K filed with the Commission on March 30, 2004)
16.1	Letter dated June 15, 2004 regarding change in certifying accountant (incorporated by reference to Form 8-K filed with the Commission on June 18, 2004).
21.1	Subsidiaries of the Registrant (incorporated herein by reference to Form 10-K filed with the Commission on March 31, 2003).
23.1	Consent of PricewaterhouseCoopers LLP (incorporated by reference to Form 10-K filed with the Commission on March 22, 2006).
23.2	Consent of Armanino McKenna LLP (incorporated by reference to Form 10-K filed with the Commission on March 22, 2006).
24.1	Power of Attorney (incorporated by reference to Form 10-K filed with the Commission on March 22, 2006).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Form 10-K filed with the Commission on March 22, 2006).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Form 10-K filed with the Commission on March 22, 2006).
31.3#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(incorporated by reference to Form 10-K filed with the Commission on March 22, 2006).

* Executive Compensation Plan or Agreement
# Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPIX CORPORATION
By:	/s/ Clara M. Conti
Clara M. Conti
President and Chief Executive Officer (Duly Authorized Representative)
Date:	May 1, 2006