Form 10-K/A
period 2005-12-31
IPIX CORP
filed 2006-05-10
CIK 1088022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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
___YES  X NO

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
      YES  X NO

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X YES ___ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer /  / Accelerated filer / X / Non-accelerated filer /  /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
___YES  X NO

At June 30, 2005, the aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates of the registrant was approximately $65.9 million.

The number of shares outstanding of the registrant’s common stock, $0.001 par value, as of March 31, 2006 was 27,483,874.

EXPLANATORY NOTE:

This Amendment No. 2 on Form 10-K/A is being filed to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, as filed with the Securities and Exchange Commission (the “Commission”) on March 22, 2006 and Amendment No. 1 on Form 10-K/A, as filed with the Commission on May 1, 2006. This Amendment No. 2 on Form 10-K/A corrects typographical errors contained in footnote number 6 to the Beneficial Ownership Table and the Principal Accountant Fees and Service table. This amendment is not intended to update any other information presented in the annual report as originally filed or in Amendment No.1 as originally filed.

PART III

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage of Shares (%) (12)

Clara M. Conti	278,268	(1)	1.00%
Kara Brand	30,156	(2)	*
Charles A. Crew	200,000	(3)	*
Geoffrey Egnal	50,000	(4)	*
Jean Watterson	4,019	(5)	*
Michael D. Easterly	76,450	(6)	*
James H. Hunt	20,000	(7)	*
Laban P. Jackson, Jr.	137,500	(8)	*
Andrew P. Seamons	107,996	(9)	*
David M. Wilds	160,096	(10)	*
All directors, executive officers and former executive officers as a group (10) persons	1,064,485	(11)	3.70%

*	Less than one percent
(1)	Ms. Clara M. Conti's number of shares beneficially owned includes 270,692 shares of common stock issuable upon the exercise of stock options.
(2)	Ms. Kara Brand's number of shares beneficially owned consists of common stock.
(3)	Mr. Charles A. Crew's number of shares beneficially owned includes 200,000 shares of common stock issuable upon the exercise of stock options.
(4)	Mr. Geoffrey Egnal's number of shares beneficially owned includes 50,000 shares of common stock issuable upon the exercise of stock options.
(5)	Ms. Jean Watterson's number of shares beneficially owned consists of common stock.
(6)	Mr. Michael D. Easterly's number of shares beneficially owned includes 43,850 shares of common stock issuable upon the exercise of stock options.
(7)	Mr. James H. Hunt's number of shares beneficially owned includes 20,000 shares of common stock issuable upon the exercise of stock options.
(8)	Mr. Laban P. Jackson, Jr., number of shares beneficially owned includes 92,500 shares of common stock issuable upon the exercise of stock options.
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

Item 14. Principal Accountant Fees and Services.

The following summary discloses all of the fees billed by AM and PWC during 2005 and 2004 for the following services:

Fees	2005		2004
	AM	PWC	AM	PWC
Audit Fees	$321,001	-	$120,000	$37,000
Audit Related Fees	330,394	84,250	316,000	-
Other Fees
Tax Compliance Fees	-	48,000	-	53,000
All Other Fees	-	16,250	-	32,000
Totals	$651,395	$148,500	$436,000	$122,000

In the above information, in accordance with SEC definitions and rules, “audit fees” are fees billed by PWC or AM to IPIX for professional services for the audit of IPIX’s consolidated financial statements, included in Form 10-K and review of financial statements included in Form 10-Qs, or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements; “audit-related fees” are fees billed by PWC or AM for assurance and related services, primarily audits of internal control over financial reporting and audits of 401(k) benefit plans, that are reasonably related to the performance of the audit or review of IPIX’s financial statements; and “tax fees” are fees billed by PWC for tax compliance, tax advice, and tax planning.

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
31.3
Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 (incorporated by reference to Form 10-K/A filed with the Commission on May 1, 2006)..

31.4#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32
Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Form 10-K filed with the Commission on March 22, 2006).

* Executive Compensation Plan or Agreement
# Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPIX CORPORATION
By:	/s/ Clara M. Conti
Clara M. Conti
President and Chief Executive Officer (Duly Authorized Representative)
Date:	May 10, 2006