Form 10-Q
period 2006-03-31
IPIX CORP
filed 2006-05-10
CIK 1088022

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File No. 000-26363

IPIX CORPORATION

(Exact name of registrant as specified in its charter)

DELAWARE	52-2213841

(State or other jurisdiction incorporation or organization)	(IRS Employer Identification No.)

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
 ___Yes X No

The number of shares outstanding of the registrant's Common Stock, $0.001 par value per share, as of May 1, 2006 was 27,645,594

PART I--FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

IPIX CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2006	2005
	(unaudited)	(1)
	(in thousands, except share amounts)

ASSETS
Cash and cash equivalents	$1,195	$4,860
Short term investments	1,488	1,481
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2006 and $0 at December 31, 2005	1,299	1,348
Inventory, net of reserve for obsolesence of $165 at March 31, 2006 and $214 at December 31, 20005	1,786	2,145
Prepaid expenses and other current assets	845	1,158
Assets held for sale	28	28

Total current assets	6,641	11,020

Computer hardware, software and other, net	1,074	1,191
Other long term assets	80	80

Total assets	$7,795	$12,291

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,072	$2,543
Accrued liabilities	2,799	3,350
Deferred revenue	69	--

Total current liabilities	4,940	5,893
Other long term liabilities	--	53

Total liabilities	4,940	5,946

STOCKHOLDERS' EQUITY:
Preferred stock , $0.001 par value, 5,001,100 authorized, 245,550 and 246,867 shares issued and outstanding	-	-
(Aggregate liquidation value: $6,684 and $6,623)
Common stock, $0.001 par value, 50,000,000 authorized, 27,483,874 and 27,455,083 shares issued	27	27
and outstanding
Additional paid-in capital	547,160	546,804
Accumulated deficit	(544,332)	(540,486)

Total stockholders' equity	2,855	6,345

Total liabilities and stockholders' equity	$7,795	$12,291

(1) The December 31, 2005 balances were derived from the audited consolidated financial statements.

See accompanying notes to the unaudited condensed consolidated financial statements.

IPIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2006	2005
	(unaudited)
	(In thousands except per share data)

Revenue:
Hardware	$612	$317
Services	1,057	-
Licenses and other	239	351
Total revenue	1,908	668

Cost of revenue:
Hardware	591	170
Services	955	-
Licenses and other	206	196
Total cost of revenue	1,752	366

Gross profit	156	302

Operating expenses:
Sales and marketing	1,955	1,715
Research and development	523	666
General and administrative	1,556	2,294
Restructuring	(13)	-
Loss on impairment of investment	-	253
Total operating expenses	4,021	4,928

Loss from operations	(3,865)	(4,626)
Other	19	105

Loss from continuing operations	(3,846)	(4,521)
Loss from discontinued operations, net of taxes	-	(1,360)

Net loss	(3,846)	(5,881)
Preferred stock dividends	(9)	(115)

Net loss available to common stockholders	$(3,855)	$(5,996)

Basic and diluted loss per share:
Continuing operations	$(0.14)	$(0.21)
Discontinued operations	$-	$(0.06)

Net loss per common share to common stockholders - basic and diluted	$(0.14)	$(0.27)

Weighted average common shares, basic and diluted	27,474	21,938

See accompanying notes to the unaudited condensed consolidated financial statements.

IPIX CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2006	2005
	(unaudited)
	(In thousands)
Cash flows from operating activities:
Net loss	$(3,846)	$(5,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155	121
Change in inventory reserve	49	32
Stock based compensation expense	347	794
Changes in operating assets and liabilities:
Accounts receivable	49	121
Inventory	310	(99)
Prepaid expenses and other current assets	313	(166)
Other long term assets	-	321
Accounts payable	(471)	(347)
Accrued liabilities and other	(551)	157
Deferred revenue	69	53
Net cash used in operating activities	(3,576)	(4,894)

Cash flows from investing activities:
Purchases of computer hardware, software and other	(40)	(317)
Purchase of short-term investments	(1,488)	-
Maturity of short-term investments	1,481	-
Repayment of restructuring liability	(53)	-
Net cash used in investing activities	(100)	(317)

Cash flows from financing activities:
Proceeds from issuance of common stock	20	1,543
Dividend attributable to Series B preferred stick conversion	(9)	-
Repayments of capital lease obligations	-	(220)
Net cash provided by financing activities	11	1,323

Net decrease in cash and cash equivalents	(3,665)	(3,888)
Cash and cash equivalents, beginning of period	4,860	12,784

Cash and cash equivalents, end of period	$1,195	$8,896

See accompanying notes to the unaudited condensed consolidated financial statements

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	THE COMPANY

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

The accompanying unaudited, condensed and consolidated financial statements of IPIX Corporation, a Delaware corporation, have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of the Company's management, these unaudited, condensed and consolidated financial statements reflect all adjustments of a normal, recurring nature necessary to present fairly the financial position of the Company and its subsidiaries at March 31, 2006 and December 31, 2005, the results of operations for the three months ended March 31, 2006 and 2005 and cash flows for the three months ended March 31, 2006 and 2005. Results of operations for the three months ended March 31, 2006 are not necessarily indicative of results of operations expected for the full fiscal year ending December 31, 2006. Please refer to the Company's 2005 Annual Report on Form 10-K for the complete consolidated financial statements for the period ended December 31, 2005.

2.	GOING CONCERN CONSIDERATIONS

The accompanying condensed and consolidated financial statements have been presented in accordance with U.S. GAAP, which assume the continuity of the Company as a going concern. During the three months ended March 31, 2006 and in the prior fiscal years, the Company experienced, and continues to experience, certain issues related to cash flow and profitability. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has a limited operating history as it will operate in 2006 and upon which an evaluation of its business and prospects in 2006 may be made. In addition, the Company is subject to generally prevailing economic conditions and, as such, the Company’s operating results in 2006 will be dependent upon its ability to provide quality products and services, the success of its customers and the appropriations processes of various commercial and governmental entities. The Company will have to acquire additional working capital through financing to supplement working capital from operations to meet its funding needs for 2006. There can be no assurance that such additional financing will be available or if available, that such financing can be obtained on terms satisfactory to the Company. If the Company is not able to raise additional funds, it will be required to significantly curtail its operations which would have an adverse effect on its financial position, results of operations and cash flow. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. At March 31, 2006, the Company had approximately $2.68 million in cash reserves (cash and cash equivalents of $1.20 million and short-term investments of $1.48 million). Management expects to continue to make investments in the sale and marketing of new products for the security market, which may consume available cash reserves.

3.  DISCONTINUED OPERATIONS

On February 11, 2005, the Company and AdMission Corporation, a privately held Delaware corporation (“AdMission”), closed the transactions under the asset purchase agreement dated January 11, 2005 between the parties (the “Asset Purchase Agreement”). Pursuant to the terms of the Asset Purchase Agreement, IPIX sold to AdMission certain of its assets (including certain patent rights and other intellectual property) and contracts relating to its IPIX AdMission business unit (the “AdMission Business”). In consideration for the sale, IPIX received 1,035,000 shares of the Series A Convertible Preferred Stock of AdMission and a warrant to purchase 200,000 shares of the Common Stock of AdMission. Additionally, AdMission assumed certain liabilities associated with the AdMission business unit. In accordance with FAS 144, the assets and liabilities related to the AdMission business were classified as held for sale at December 31, 2004, and the operations of this business unit were considered discontinued operations for each quarter and for each full year presented. The preferred stock and warrant were recorded as an asset investment in AdMission and subsequently written-down to zero. This write-down was based on Management’s assessment of the fair market value of the investment related to the carrying value of the asset which was based upon AdMission’s first quarter loss until the sale date and the marketability of the private company’s stock. The sale of assets and liabilities to AdMission consisted of fixed assets of $253,000, prepaid items of $62,000 and deferred revenue of $62,000. The operating results of AdMission for 2005 were also reclassified to discontinued operations. During the first quarter of 2005, the Company incurred non-cash compensation expenses of $794,000 associated with the acceleration of stock options related to the sale of the AdMission business unit. In connection with the Asset Purchase Agreement, IPIX and AdMission entered into a Patent Purchase, License and Repurchase Agreement dated as of February 11, 2005 which provides for the transfer to AdMission of certain patents relating to the AdMission Business, the license of those patents back to IPIX for use by IPIX in the conduct of its security sector business and certain other limited uses, and repurchase right by IPIX in the event of certain triggering events by AdMission. The patent agreement remains in effect until all of the patents transferred by the agreement expire. Patent No. 6,732,162 issued March 4, 2004 “Method of Providing Preprocessed Images for a Plurality of Internet Web Sites” expires November 15, 2019. An acquired application 09/357,836 was subsequently issued on March 17, 2005 as patent No. 6,895,557 “Web-based Media Submission Tool” expires July 21, 2019. The agreement does not provide for any payment for the license of the patents. The Company has no expectation of exercising its repurchase right of these patents as there is no present indication that the triggering event will occur. IPIX and AdMission also entered into an IPIX Trademark/Service Mark License Agreement which provides AdMission with an eighteen (18) month royalty-free, nonexclusive license to use certain IPIX marks and certain other trademarks and business brands in connection with the conduct of the AdMission Business.

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

Revenues, operating expenses and loss from discontinued operations for the three months ended March 31, 2005 are as follows:

Three months ended March 31,
2005
(unaudited)
(In thousands)

Revenue	$159
Cost of Revenue	220
Gross profit	(61)

Operating expenses:
Sales and marketing	908
Research and development	391
Total operating expenses	1,299

Loss from discontinued operations	$(1,360)

4.  CASH, CASH EQUIVALENTS AND RESTRICTED SHORT TERM INVESTMENTS

We consider all highly liquid debt instruments with a remaining maturity at date of purchase of three months or less to be cash equivalents. At March 31, 2006, we had a $1,488 thousand short term investment in the form, a thirty day renewable Certificate of Deposit.

5.  EQUITY

During the three months ended March 31, 2006, we issued 16,665 shares of common stock upon exercise of employee stock options and we issued 12,126 shares of common stock upon the conversion of Series B Preferred Stock. Our total proceeds from the first quarter exercises of these options were $19.8 thousand. We paid $9.3 thousand in dividends in conjunction with the conversion of Series B Preferred Stock. During the three months ended March 31, 2005, we issued 700,096 shares of common stock upon exercise of stock options. Our total proceeds from the first quarter 2005 option exercises were $1,455 thousand.

6.  NET LOSS PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding. Net income (loss) available to common stockholders is calculated as the net income (loss) less cumulative preferred stock dividends for the period. If dilutive, the participation right of the preferred stock is reflected in the calculation of basic income (loss) per share using the "if converted" method or the "two class method," if more dilutive. Warrant and stock options could potentially dilute basic loss per share in the future but were not included in the computation of diluted loss per share because to do so would have been antidilutive for the three months ended March 31, 2006 and 2005. For all periods presented herein, the Company's diluted loss per share is equal to its basic loss per share because the effects of exercise were anti-dilutive given the losses the Company incurred during such periods.

The following table sets forth the computation of basic and dilutive loss per common share for the periods indicated:

	Three months ended March 31,
	2006	2005
	(unaudited)
	(In thousands)
Numerator:
Loss from continuing operations	$(3,846)	$(4,521)
Loss from discontinued operations, net of tax	-	(1,360)

Net income (loss)	(3,846)	(5,881)
Preferred stock dividends	(9)	(115)

Net loss available to common stockholders	(3,855)	(5,996)

Denominator:
Weighted average shares outstanding -- Basic and diluted	27,474	21,938

Loss per Common Share, Continuing Operations	$(0.14)	$(0.21)
Loss per Common Share, Discontinued Operations	-	(0.06)
Loss per Common Share, Basic and Diluted	$(0.14)	$(0.27)

The following table sets forth potential common stock shares that are not included in the diluted net loss per common share calculation because to do so would be antidilutive for the three months ended March 31, 2006 and 2005 as a result of the net loss available to common stockholders:
	Three months ended March 31,
	2006	2005
	(unaudited)
	(Shares in thousands)

Stock options	31	1,419
Convertible preferred stock	3,204	2,954
Total	3,235	4,373

Not included in the table above, were the following rights to purchase common stock where the average exercise price was greater than the average common share price during the period and, accordingly, they were excluded from diluted net loss per common share for the three month periods ended March 31, 2006 and 2005:

	Three months ended March 31,
	2006	2005
	(unaudited)
	(Shares in thousands)

Average share price of IPIX common stock	$1.88	$3.70

Stock option shares excluded (average exercise price of options $4.52 at March 31, 2006 and $15.59 at March 31, 2005)	2,140	1,180
Series B Warrants (exercise price $4.34)	917	917
Common Warrants (average exercise price $154.70 in 2006 and $147.41 in 2005)	20	32
PIPE Warrants (exercise price $3.11)	2,038	-
	5,115	2,129

7.  RESTRUCTURING AND OTHER

During the three months ended March 31, 2006, our restructuring accrual, which was established by various restructuring actions from 2000 to 2005, was reduced by $450 thousand. At March 31, 2006 the remaining balance in the lease restructuring accrual was $567 thousand.

8.  EMPLOYEE STOCK BENEFIT PLANS

Stock Option Program Description

The following describe the status of the Company’s stock option and employee stock purchase plans (ESPPs). New common stock will be issued as the result of option exercises and ESPP purchases. The Company does not anticipate conducting any stock repurchases and does not anticipate using treasury stock to fulfill any issuance obligations resulting from option exercises or ESPP participation.

2005 Stock Incentive Plan

In 2005, the Company authorized the 2005 Stock Incentive Plan (the “2005 Plan”). The 2005 Plan authorizes the granting of options and restricted stock awards to acquire up to 5,000,000 shares of common stock. As of March 31, 2006, 19,500 options are outstanding under the 2005 Plan.

2001 Equity Compensation Plan

In 2001, the Company authorized the 2001 Equity Compensation Plan (the “2001 Plan”). The 2001 Plan authorizes the granting of options and restricted stock awards to acquire up to 4,056,293 shares of common stock. As of March 31, 2006, 2,163,647 options are outstanding under the 2001 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant. The options generally vest over a one to three-year period and expire ten years from the grant date. No further options will be granted under the 2001 Plan.

2000 Equity Compensation Plan

In January 2000, the Company authorized the 2000 Equity Compensation Plan (the “2000 Plan”). The 2000 Plan authorizes the granting of options and restricted stock awards to acquire up to 350,000 shares of common stock. As of March 31, 2006, 1,950 options are outstanding under the 2000 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant. The options generally vest over a two-year period and expire ten years from the grant date. No further options will be granted under the 2000 Plan.

1998 Employee, Director and Consultant Stock Option Plan

During 1998, the Company authorized an Employee, Director and Consultant Stock Option Plan for a total of 238,000 common shares. The 1998 Plan became effective on January 1, 1999 once the Company was reorganized. During 1999 and 2000, an additional 579,939 and 112,403, respectively, common shares were authorized under the 1998 Plan. As of March 31, 2006, 172 options are outstanding under the 1998 Plan. Each option under the 1998 Plan allows for the purchase of common stock and expires not later than five or ten years from the date of grant, depending on the ownership of the option participants. The vesting terms of the stock options will be determined on each grant date and are generally two or three years; however, the amount of options that can be exercised per participant in any calendar year will be restricted to an aggregate fair market value of $0.1 million of the underlying common stock. No further options will be granted under the 1998 Plan.

1997 Equity Compensation Plan

The Company authorized the 1997 Equity Compensation Plan, under which 410,503 shares of common stock are authorized and reserved for issuance to selected employees, officers, directors, consultants and advisors. As of March 31, 2006, 2,328 options are outstanding under the 1997 Plan. The exercise price of all options granted is the fair value of the Company’s common stock at the date of grant as estimated by common stock and convertible preferred stock transactions with third parties at or near grant dates. The options generally vest over one to three-year periods and expire five years after the respective vesting dates. No further options will be granted under the 1997 Plan.

Other Stock Option Plans

The 1994 Stock Option Plan (the “1994 Plan”), the 1996 Stock Option Plan (the “1996 Plan”) and the 1997 Stock Option Plan (the “1997 Options Plan”) were originally adopted by PictureWorks, Inc., a wholly-owned subsidiary of IPIX, in November 1994, May 1996 and November 1996, respectively. Under the 1994 Plan, eligible employees, directors and consultants could receive options to purchase shares of the Company’s common stock at a price not less than 100% and 50% of the fair value on the date of the grant for incentive stock options and nonqualified stock options, respectively. Under the 1996 Plan and 1997 Options Plans, eligible employees, directors and consultants who owned less than 10% of all voting classes of stock could receive options to purchase shares of common stock at a price not less than 110% and 85% of fair value on the date of grant of incentive stock options and nonqualified stock options, respectively. Employees owning greater than 10% of all voting classes of stock could receive options to purchase shares at a price not less than 110% of the fair market value for both incentive and nonqualified stock options. As of March 31, 2006, 425,100 options are outstanding under these plans. The options granted under these plans are exercisable over a maximum term of ten years from the date of grant and generally vest in various installments over a five-year period under the 1994 Plan and a four-year period under the 1996 Plan and 1997 Options Plan. No further options or restricted stock awards will be granted under the 1994, 1996, and 1997 Options Plans.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (the “Purchase Plan”). Under the Purchase Plan, employees meeting certain specific employment qualifications are eligible to participate and can purchase shares of common stock semi-annually through payroll deductions at the lower of 85% of the fair market value of the stock on the enrollment date or the fair market value of the stock at the end of the offering period. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions for up to 15% of qualified compensation. As of March 31, 2006, 865,000 shares were authorized under the Plan, 575,531 shares had been issued and 289,469 shares were available for issuance under the Purchase Plan.

A summary of the Company’s stock option activity under all plans is as follows:

	Shares	Weighted Average of Exercise Prices	Weighted Average Grant Date Fair Value	Stock Options Exercisable	Weighted Average Exercise Price
Under option at December 31, 2005	2,433,340			621,137	$6.02
Options granted	413,500	$1.85	$1.85
Options exercised	(16,665)	$1.19
Options forfeited or expired	(217,478)	$4.84
Under option at March 31, 2006	2,612,697			693,987	$5.60

 The following table summarizes significant ranges of outstanding and exercisable options as of March 31, 2006:

OUTSTANDING AND EXERCISABLE BY PRICE RANGE
AS OF 03/31/06

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			Weighted
		Number	Average	Weighted	Number	Weighted
Range of		Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices		As of 03/31/06	Contractual Life Years	Exercise Price	As of 03/31/06	Exercise Price
$1.0700	$2.1700	533,684	9.27	$1.7930	97,184	$1.4702
$2.2300	$2.5800	674,750	9.32	$2.3803	64,750	$2.3602
$2.6000	$3.0500	557,855	8.87	$3.0032	235,802	$3.0103
$3.1200	$8.2800	841,958	8.71	$6.4961	291,801	$7.1476
$21.1000	$300.0000	4,450	4.04	$179.1198	4,450	$179.1198

$1.0700	$300.000	2,612,697	9.01	$4.0207	693,987	$5.6028

The minimum fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	Q1 2006	Q1 2005
Expected volatility	119%	154%
Weighted-average volatility	119%	154%
Expected dividends	-	-
Expected term (in years)	4	4
Risk-free rate	4.71%	5.00%

The Company used the historic volatility of the Company’s common stock price for a period equivalent to the expected term of the options. The dividend yield assumption is based on the Company’s history and expectation of dividend payouts. The expected life of employee stock options represents the time the stock options are expected to remain outstanding. The risk-free interest rate assumption is based upon observed U.S. Treasury securities with maturities similar to the expected term of the options.

As stock-based compensation expense of $347,000 recognized in the Condensed Consolidated Statement of Operations for the first three months of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. Unamortized expense at March 31, 2006 is $2,359,000.

Accuracy of Fair Value Estimates

The Company’s determination of fair value of share-based payment awards on the date of grant using a Black-Scholes option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

9.  INVENTORY

Our inventory consists primarily of finished camera products and camera components. Our inventory is valued at the lower of cost, or market, using the FIFO method. The table below shows our inventory mix as of March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(unaudited)

Components	$682	$1,218
Finished goods	1,269	1,141
Inventory reserve	(165)	(214)
Inventory, net	$1,786	$2,145

10. COMMITMENTS AND CONTINGENCIES

Commitments

The Company leases certain office space, co-location space and equipment under noncancelable operating leases. Future minimum lease payments under these and other operating leases are as follows:

2006	$961
2007	192
2008	5
2009	4
2010	3
Thereafter	2
TOTAL	$1,167

On February 3, 2005, we entered into a lease agreement with Oak Ridge Technical Center Partners - One, L.P. ("Landlord"). The Lease was for a period of five years beginning May 1, 2005. The base rent was approximately $313 thousand per year and would increase by approximately $5 thousand each year beginning in April 2006. In addition to the base rent, we were required to pay certain taxes and a pro rata share of operating expenses. We were also responsible for the costs of certain tenant improvements associated with the new facility, but would have been entitled to reimbursement for certain costs from the Landlord. The Lease also provides for three 36 month renewal options at 95% of the then prevailing fair market rents.

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

The table below shows our total contractual obligations as of March 31, 2006:

Payments due by period
(In thousands)
	Total	Less than one year	1-3 years	4-5 years	Thereafter

Operating leases	$1,167	961	197	7	2

Mr. Charles Crew has resigned as CFO of the Company effective April 1, 2006. On February 27, 2006, the Company entered into a separation agreement with Mr. Crew. The Company and Mr. Crew have agreed to terminate the employment agreement between the Company and Mr. Crew dated April 1, 2005 (the "Employment Agreement") effective April, 1, 2006. Under the Separation Agreement, the Company will pay any portion of Mr. Crew's base salary, vacation time, travel and business expense incurred or accrued through April 1, 2006. The Company will also pay total bonus compensation to Mr. Crew of $20,000 for the fourth quarter of 2005 and first quarter of 2006 as provided in Mr. Crew's employment agreement. In addition, the Company will pay Mr. Crew a severance payment of $200,000. Stock options to purchase up to 200,000 shares of Company common stock granted to Mr. Crew on April 1, 2005 will become fully vested on April 1, 2006, and such options must be exercised on or before June 30, 2006, at which time they will expire. For a period of six months after April 1, 2006, the Company will reimburse Mr. Crew for the amount of any premium payments for group health coverage made by Mr. Crew pursuant to the Consolidated Omnibus Budget Reconciliation Act of 1985.

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

On March 14, 2005, Grandeye, Ltd. filed suit against IPIX in the U.S. District Court for the Eastern District of Virginia, Norfolk Division, seeking a declaratory judgment that (1) its Halocam products do not infringe any valid claim of U.S. Patents No. 5,359,363 (“the ‘363 patent”), 6,603,502 B2 (“the ‘502 patent”), and Re 36,207 (“the ‘207 patent”), all three of which are owned by IPIX; (2) these three patents are invalid; and (3) these three patents are unenforceable as a result of inequitable conduct committed during prosecution of the patent applications leading to the patents. Grandeye also asserted various state law claims alleging damage to its business relationships as a result of alleged statements and conduct of IPIX. Grandeye also included in its Complaint a claim for antitrust violations but has since dismissed that antitrust claim with prejudice. IPIX has asserted substantial defenses to Grandeye’s claims and filed a counter-suit against Grandeye for infringement of the ‘363 patent, ‘502 patent, and ‘207 patent. IPIX has vigorously defended, and continues to defend, its positions. IPIX has filed a motion seeking summary judgment as to Grandeye’s state law claims, and Grandeye has filed a motion seeking a summary judgment that its Halocam SP products do not infringe any claims of the ‘363 patent, ‘502 patent, or ‘207 patent. The parties have opposed each other’s motions and the parties’ arguments regarding both summary judgment motions were heard by the Court on January 18, 2006. The Court held a hearing during the period November 7-10, 2005, at which the parties presented their positions regarding the proper construction of the terms in the patents’ claims. The Court has vacated the trial date in the case, and stayed all proceedings for 90 days, so that it can review and decide the parties’ cross motions for summary judgment.  A written decision on these motions is still pending.

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

Indemnification Provisions

During the ordinary course of business, in certain limited circumstances, the Company includes indemnification provisions within certain of its contracts. Pursuant to these agreements, the Company will indemnify, hold harmless and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally parties with which the Company has commercial relations, in connection with certain intellectual property infringement claims by any third party with respect to the Company’s products and services. The Company discloses indemnification liabilities according to FASB Staff Position FIN45-1, “Accounting for Intellectual Property Infringement Indemnifications under FAS Interpretation No. 45.” To determine the amount of indemnification liability to accrue, a probability analysis of potential outcomes based on past claims and cost incurred is performed. To date, there have not been any costs incurred in connection with such indemnification clauses; therefore, there is no accrual of such amounts at March 31, 2006. Our insurance policies do not cover the cost of patent infringement claim defense so if a claim was filed against the Company or any party we indemnify, we would incur legal costs to vigorously defend our patents. Under FAS No. 5, “Loss Contingencies,” a claim would be accrued when a loss is probable and the amount can be reasonably estimated. At March 31, 2006, no such amounts are accrued.

Off Balance Sheet Arrangements

At March 31, 2006, the Company had the potential obligation to pay holders of the Company’s Series B Preferred Stock $1,773 thousand in cash dividends had they elected to convert their Series B Preferred Stock and take accrued dividends in cash. These dividends will continue to accrue until such time as the holders of the Series B Preferred Stock elect to convert at which time they have the option to take the dividends in additional shares of common stock or in cash.

11.  EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

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

The following table summarizes the revenue from customers in excess of 10% of total revenues, or accounts receivable in excess of 10%:

	Three months ended March 31,
	2006	2005
Revenue:
Number of Customers	1	1
Percentage of Total Revenue	53%	10%
Accounts Receivable
Number of Customers	3	1
Percent of Total Accounts Receivable	65%	22%

At March 31, 2006 three customers each represented more than 10% of total Accounts receivable. The three customers were the Defense Advanced Research Projects Agency (DARPA), Sentry 360 Security, and NMI Security. The Company has a $2.4 million contract with DARPA to design and build the world’s highest resolution digital video camera. Sentry 360 Security and NMI Security are both resellers.

For the three months ended March 31 2006, 53% or $1,009 thousand of our sales were from DARPA.

13.  LIQUIDATION PREFERENCE AND PREFERRED STOCK DIVIDENDS

On September 26, 2001, Image Investor Portfolio, a separate series of Memphis Angels, LLC ("Image") and certain strategic investors completed the purchase of 1,115,080 shares of the Series B Preferred Stock for total consideration of $22,302 thousand. Each share of the Series B Preferred Stock is convertible into approximately 9.2 shares of our common stock and is entitled to vote on matters submitted to holders of common stock on an as-converted basis. As of March 31, 2006, 245,550 shares of Series B Preferred Stock remain outstanding with a liquidation preference, defined below, of $6,684 thousand, which includes $1,773 thousand in accrued dividends in arrears on the Series B Preferred Stock.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to our results of operations and our financial condition together with our consolidated subsidiaries. This discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in our Annual Report on Form 10-K. Historical results and percentage relationships set forth in the statement of operations, including trends which might appear, are not necessarily indicative of future operations.

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of financial condition and results of operations is based upon the Company’s audited consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to revenue recognition, stock-based compensation, uncollectible receivables, inventory reserves, intangible and other long-lived assets and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements: revenue recognition, stock-based compensation, valuation allowances, specifically the allowance for doubtful accounts and inventory reserves, valuation of long-lived assets, and significant accruals. We believe that full consideration has been given to all relevant circumstances that we may be subject to, and our financial statements accurately reflect Management’s best estimate of the results of operations, financial position and cash flows for the periods presented.

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

Stock-Based Compensation Expense

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors including employee stock options and employee stock purchases related to the Employee Stock Purchase Plan (“employee stock purchases”) based on estimated fair values. SFAS 123(R) supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company’s Condensed Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $347,000, which consisted of stock-based compensation expense related to employee stock options and the ESPP. For the three months ended March 31, 2005, the Company incurred non-cash compensation expenses of $794 thousand associated with the acceleration of stock options related to the sale of the AdMission business unit.

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Condensed Consolidated Statements of Operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Under the intrinsic value method, little stock-based compensation expense had been recognized in the Company’s Condensed Consolidated Statement of Operations, other than as related to acquisitions and accelerated vesting of employee stock options, because the exercise price of the Company’s stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2006 include compensation expense for share-based payment awards granted prior to, but not yet vested as of January 1, 2006 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to January 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Compensation expense for all share-based payment awards granted on or prior to December 31, 2005 and compensation expense for all share-based payment awards granted subsequent to January 1, 2006 is recognized using the straight-line single-option method. As stock-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Upon adoption of SFAS 123(R), the Company maintained the Black-Scholes model for valuation for share-based awards granted beginning in fiscal 2006. The Company’s determination of fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Because the Company’s employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management’s opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company’s employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

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

RESTRUCTURING ACTIONS

During the years ended December 31, 2000 thru December 31, 2005, the Company executed several restructuring actions and recorded related lease charges during each of those fiscal years. During the three months ended March 31, 2006, our restructuring accrual was reduced by $450 thousand. At March 31, 2006 the remaining balance in the lease restructuring accrual was $567 thousand.

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

RESULTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	Three months ended March 31,
	2006	2005	Difference	Percentage Change
Revenue:
Hardware	$612	$317	$295	93%
Services	1,057	-	1,057	0%
Licenses and other	239	351	(112)	-32%
Total revenue	1,908	668	1,240	186%

Cost of revenue:
Hardware	591	170	421	248%
Services	955	-	955	0%
Licenses and other	206	196	10	5%
Total cost of revenue	1,752	366	1,386	379%

Gross profit	156	302	(146)	-48%

Operating expenses:
Sales and marketing	1,955	1,715	240	14%
Research and development	523	666	(143)	-21%
G&A, restructuring, and impairment	1,543	2,547	(1,004)	-39%
Total operating expenses	4,021	4,928	(907)	-18%

Loss from operations	(3,865)	(4,626)	761	-16%
Other income	19	105	(86)	-82%

Loss from continuing operations	(3,846)	(4,521)	675	-15%
Loss from discontinued operations, net of taxes	-	(1,360)	1,360	-100%

Net loss	$(3,846)	$(5,881)	$2,035	-35%

REVENUE. The Company derives its revenue from product sales of its full-360 degree technology sold as: hardware sales of camera equipment, services, and licenses and other. Total revenue for the three months ended March 31, 2006 was $1.9 million, an increase of $1.2 million, or 186 % compared to total revenue of $668 thousand for the three months ended March 31, 2005. Hardware sales of the Company's Immersive imaging product line were $612 thousand, an increase of $295 thousand or 93% compared to hardware sales of $317 thousand for the same period of 2005. Services revenue was $1.1 million due to research performed under a $2.4 million contract with the U. S. Government. There was no Services revenue in the same period of 2005. Licenses and other revenue was $239 thousand, a decrease of $112 thousand, or 32%, from $351 thousand for the three months ended March 31, 2006 and 2005, respectively. This decrease is primarily attributed to decreased sales of stills software licenses.

COST OF REVENUE. The Company's cost of revenue consists of cost of components and cost of assembly for video and immersive cameras, internally developed software, licensed software, fulfillment and shipping costs, customer and technical support, internet hosting fees, professional service fees and direct labor. Hardware cost of revenue was $591 thousand in the three months ended March 31, 2006 compared to $170 thousand in the same period in 2005 and increase of 248%. The Company has historically experienced and expects to experience margin fluctuations in the future based on the mix of units of high-margin versus low-margin products. Services cost of goods sold was $955 thousand for the three months ended March 31, 2006. There was no Services revenue or cost of goods sold in the three months ended March 31, 2005. Services cost of goods sold mainly consists of research and development expenses related to the U. S. Government project. Cost of license and other revenue was $206 thousand compared to $196 thousand for the same quarter in 2005 an increase of 5%. This is primarily due to a write-down of license inventory of $187,500 in 2006.

SALES AND MARKETING. Sales and marketing expenses increased $240 thousand, or 14% to $1,955 thousand during the quarter ended March 31, 2006 compared to $1,715 thousand for the same period of March 31, 2005 primarily due to employee compensation and expenses related to advertising, marketing and participation in trade shows. These expenses were focused on supporting the sales effort for our immersive video product line.

RESEARCH AND DEVELOPMENT. Research and development expenses consist mainly of personnel costs and facility expenses related to building and enhancing our digital media infrastructure and immersive imaging technology. Research and development expenses were $523 thousand, representing a decline of $143 thousand, or 21%, during the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005. This was mainly due to allocation of research and development costs to cost of goods sold related to the U.S. Government contract.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries and related benefits for administrative and executive staff, fees for outside professional services, insurance and other costs associated with being a public company. General and administrative expenses were $1,543 thousand, a decrease of $1,004 thousand or 39% during the quarter ended March 31, 2006 compared to $2,547 thousand for the quarter ended March 31, 2005 primarily a result of a decrease in legal fees as well as a decrease in expenses associated with compliance with public company regulations including Sarbanes-Oxley rules.

OTHER INCOME. Other income for the three months ended March 31, 2006 was $19 thousand compared to $105 thousand for the same period in 2005. This decrease of $86 thousand or 82% is primarily due to the sale in the three months ended March 31, 2005 of one of our discontinued web domain names; there was no comparable income in the three months ended March 31, 2006.

LOSS FROM DISCONTINUED OPERATIONS. There was no loss from discontinued operations in the three months ended March 31, 2006, compared to a loss of $1,360 thousand for the three months ended March 31, 2005. The loss in the three months ended March 31, 2005 was related to the sale of the AdMission business unit. Prior period results have been reclassified to properly classify the business unit as discontinued operations.

NET LOSS. As a result of the factors described above, the net loss for the three months ended March 31, 2006 was $3,846 thousand, an improvement of $2,035 or 35%, compared to $5,881 thousand for the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, we have financed our operations through our registered public offerings, the private placements of capital stock, a convertible debenture, a convertible promissory note, and warrant and option exercises.

Cash flows from operating activities in the first quarter of 2006, reflects a net loss of $3,846 thousand, compared to net loss of $5,881 thousand in the first quarter of 2005, a decrease of 35%. During the first quarter of 2006, the Company incurred non-cash compensation expenses of $347 thousand in the three months ended March 31, 2006 associated with expense related to stock options and the Employee Stock Purchase Plan (ESPP). In the three months ended March 31, 2005 the Company incurred non-cash compensation expense of $794 thousand associated with the accelerated vesting of stock options related to the sale of the Admissions business unit.

Net cash used in investing activities in the first quarter of 2006 of $100 thousand compared to $317 in the first quarter of 2005, a decrease of 68%, was primarily related to the purchase of computer hardware and software as well as repayment of a restructuring liability.

Net cash provided by financing activities of $11,000 in the three months ended March 31, 2006 was from $20,000 of stock option exercises less $9,000 in payment of Series B Preferred Stock dividends. This compares to $1,323 thousand in the first quarter of 2005, a decrease of 99% was due to a dramatic decrease in the exercise of stock options. Net cash provided by financing activities in the first quarter of 2005 was generated by $1,543 thousand of proceeds from the exercise of stock options, net of $220 thousand of payments made on capital lease obligations.

During the quarter ended March 31, 2006 and in prior fiscal periods, we have experienced certain going concern issues related to cash flow and profitability. In addition, the Company's operating results in 2006 will be dependent upon the its ability to provide quality products and services and is subject to the risk of an unfavorable change in demand for its products and services. We finished the first quarter of 2006 with approximately $2,683 thousand in cash reserves (cash and cash equivalents of $1,195 thousand and short-term investments of $1,488 thousand). Management expects to continue to make significant investments in the development, sale and marketing of new products, which may consume much of our cash reserves. Management's focus is to manage our cash requirements and focus our operations on revenue generation and controlled spending. Management will need to raise debt or equity financing to fund these operations.

CONTRACTUAL OBLIGATIONS

The table below shows our total contractual obligations as of March 31, 2006.

Payments due by period
(In thousands)
	Total	Less than one year	1-3 years	4-5 years	Thereafter

Operating leases	$1,167	961	197	7	2

On February 3, 2005, we entered into a lease agreement with Oak Ridge Technical Center Partners - One, L.P. ("Landlord"). The Lease was for a period of five years beginning May 1, 2005. The base rent was approximately $313 thousand per year and would increase by approximately $5 thousand each year beginning in April 2006. In addition to the base rent, we were required to pay certain taxes and a pro rata share of operating expenses. We were also responsible for the costs of certain tenant improvements associated with the new facility, but would have been entitled to reimbursement for certain costs from the Landlord. The Lease also provided for three 36 month renewal options at 95% of the then prevailing fair market rents.

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

On April 18, 2005, we entered into a sublease agreement with Thomas Group, Inc. with respect to our new corporate headquarters in Reston, Virginia. The sublease is for a period of 31 months beginning April 15, 2006. The base rent is approximately $298 thousand per year and will increase by approximately three (3%) percent each year beginning April 1, 2006. In addition to the base rent, we are responsible for any increases in operating expenses and property taxes billed to the landlord and paid by Thomas Group. We are also responsible for the costs of tenant improvement. All terms and conditions of the master lease between Thomas Group and REC Partners, L.P. dated February 15, 2000 are incorporated into and made part of the sublease.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2006, we had $2,683 thousand of cash, cash equivalents and short term investments. Our interest income is sensitive to changes in the general level of United States interest rates, particularly since the majority of our investments are in short term instruments. Due to the nature of our short term investments, we concluded that we do not have material market risk exposure.

Item 4. Controls and Procedures

Our management, with the participation of our chief executive, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the chief executive officer has concluded that our disclosure controls and procedures are effective to ensure that material information relating to us is made known to such officers by others within the Company, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure. There have not been any changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we believe that the expectations and assumptions reflected in these statements are reasonable in view of the information currently available, there can be no assurance that these expectations will prove to be correct. These forward-looking statements involve a number of risks and uncertainties, including those set forth below and in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2006 under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Risk Factors." Actual results may differ materially from the results discussed in the forward-looking statements. In addition to the specific factors discussed in our 2005 Form 10-K, the following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

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

On March 14, 2005, Grandeye, Ltd. filed suit against IPIX in the U.S. District Court for the Eastern District of Virginia, Norfolk Division, seeking a declaratory judgment that (1) its Halocam products do not infringe any valid claim of U.S. Patents No. 5,359,363 (“the ‘363 patent”), 6,603,502 B2 (“the ‘502 patent”), and Re 36,207 (“the ‘207 patent”), all three of which are owned by IPIX; (2) these three patents are invalid; and (3) these three patents are unenforceable as a result of inequitable conduct committed during prosecution of the patent applications leading to the patents. Grandeye also asserted various state law claims alleging damage to its business relationships as a result of alleged statements and conduct of IPIX. Grandeye also included in its Complaint a claim for antitrust violations but has since dismissed that antitrust claim with prejudice. IPIX has asserted substantial defenses to Grandeye’s claims and filed a counter-suit against Grandeye for infringement of the ‘363 patent, ‘502 patent, and ‘207 patent. IPIX has vigorously defended, and continues to defend, its positions. IPIX has filed a motion seeking summary judgment as to Grandeye’s state law claims, and Grandeye has filed a motion seeking a summary judgment that its Halocam SP products do not infringe any claims of the ‘363 patent, ‘502 patent, or ‘207 patent. The parties have opposed each other’s motions and the parties’ arguments regarding both summary judgment motions were heard by the Court on January 18, 2006. The Court held a hearing during the period November 7-10, 2005, at which the parties presented their positions regarding the proper construction of the terms in the patents’ claims. The Court has vacated the trial date in the case, and stayed all proceedings for 90 days, so that it can review and decide the parties’ cross motions for summary judgment. A written decision on these motions is still pending.

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

Item 6. Exhibits

Exhibit Number	Exhibit Description
31	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Interim Chief Financial Officer
32	Section 1350 Certification of Chief Executive Officer and Interim Chief Financial Officer

All other items in Part II are either not applicable to the Company during the quarter ended March 31, 2006, the answer is negative, or a response has been previously reported and an additional report of the information is not required, pursuant to the instructions to Part II.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IPIX CORPORATION (Registrant)
By:	/s/ Clara M. Conti
Clara M. Conti
President, Chief Executive Officer and Interim Chief Financial Officer (Duly Authorized Officer)
Date:	May 10, 2006